Form 10QSB
period 2004-06-30
Vorsatech Ventures, Inc.
filed 2004-08-16
CIK 1293593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ____________ to ____________ Commission file number: 000-50803

                             VORSATECH VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                      n/a
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                  702-777 Hornby Street, Vancouver, BC, V6Z 1S2
                    (Address of principal executive offices)

                                 (604) 605-0507
                          (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                      2,638,713
               (Class)                    (Outstanding as of August 13, 2004)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             VORSATECH VENTURES, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed  Balance Sheets June 30, 2004 (unaudited)
         and March 31, 2004 ................................................F-1

         Unaudited Condensed  Statements of Operations for the
         three months ended June 30, 2004 and 2003..........................F-2

         Unaudited Condensed  Statements of Cash Flows for the
         three months ended June 30, 2004 and 2003..........................F-3

         Consolidated Statement of Stockholders' equity for the period from
         October 30, 1998 (Inception) to June 30, 2004 (unaudited)..........F-4

         Notes to Financial Statements (unaudited)..........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation..........3

Item 3.  Controls and Procedures............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................4

Item 2.  Change in Securities...............................................4

Item 3.  Defaults upon Senior Securities....................................4

Item 4.  Submission of Matters to a Vote of Security Holders................4

Item 5.  Other Information..................................................4

Item 6.  Exhibits and Reports on Form 8-K...................................4

Signatures..................................................................5

                               PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                 VORSATECH VENTURES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS




                                                               JUNE 30,       March 31,
                                                                 2004           2004
                                                               ---------      ---------
                                  ASSETS                              (UNAUDITED)
CURRENT ASSETS

  Funds  held in trust by related party                        $  8,107       $ 10,496
                                                               ---------      ---------

           Total Current Assets                                $  8,107       $ 10,496
                                                               =========      =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                             $  1,000       $     --
  Accried compensation                                              625
  Shareholder advances                                            6,789          6,303
                                                               ---------      ---------

           Total Current Liabilities                              8,414          6,303
                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Preferred stock, par value $.0001, 20,000,000 shares
  authorized, none issued                                            --
 Common stock, par value $.0001, 250,000,000 shares
  authorized, 2,638,713  shares outstanding                         264            264
 Paid-in capital                                                 48,095         47,795
 (Deficit) accumulated during the development stage             (48,665)       (43,865)
                                                               ---------      ---------

           Total Stockholders' Equity                              (306)         4,194
                                                               ---------      ---------

                                                               $  8,107       $ 10,496
                                                               =========      =========

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                 VORSATECH VENTURES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS




                                                                           CUMMULATIVE
                                                                              FROM
                                                                           OCTOBER 30,
                                                                              1998
                                           THREE MONTHS ENDED              (INCEPTION)
                                                 JUNE 30,                      TO
                                      ------------------------------        JUNE 30,
                                          2004              2003              2004
                                      ------------      ------------      ------------
REVENUE                               $        --       $        --       $        --
                                      ------------      ------------      ------------

EXPENSES:
      General and administrative            4,800             1,095            48,665
                                      ------------      ------------      ------------

         Total Expenses                     4,800             1,095            48,665
                                      ------------      ------------      ------------

NET (LOSS)                            $    (4,800)      $    (1,095)      $   (48,665)
                                      ============      ============      ============

BASIC NET (LOSS) PER SHARE                  *                 *
                                      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            2,638,706           878,706
                                      ============      ============

*   less than $ (.01) per share


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                      VORSATECH VENTURES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)




                                                                                    CUMMULATIVE
                                                                                        FROM
                                                                                     OCTOBER 30,
                                                                                         1998
                                                           THREE MONTHS ENDED        (INCEPTION)
                                                                JUNE 30,                  TO
                                                        ------------------------        JUNE 30,
                                                           2004           2003           2004
                                                        ---------      ---------      ---------
 OPERATING ACTIVITIES:

      Net (loss) from operations                        $ (4,800)      $ (1,095)      $(48,665)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
           Contributed capital                               300            300          6,900
           Common stock issued for services                   --             --         23,573
           Common stock issued for acquisition
           Common stock issued for debt relief                --             --          2,885
           Changes in:
                  Accounts payable                         1,000            795          1,000
                  Accrued compensation                       625             --            625
                  Trust funds                              2,389             --         (8,107)
                                                        ---------      ---------      ---------

           Net Cash (Used) by Operating Activities          (486)            --        (21,789)
                                                        ---------      ---------      ---------

 FINANCING ACTIVITIES:
     Shareholder advances                                    486             --       $  6,789
     Proceeds from sale of common stock                       --             --         15,000
                                                        ---------      ---------      ---------

           Net Cash From Financing Activities                486             --         21,789
                                                        ---------      ---------      ---------


NET INCREASE IN CASH                                          --             --             --

CASH, beginning of period                                     --             --             --
                                                        ---------      ---------      ---------

CASH, end of period                                     $     --       $     --       $     --
                                                        =========      =========      =========

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                     VORSATECH VENTURES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                  (DEFICIT)
                                                                                                  ACCUMULATED
                                                               COMMON STOCK                       DURING THE
                                                      ----------------------------   PAID-IN      DEVELOPMENT
                                                            SHARES         AMOUNT    CAPITAL        STAGE         TOTAL
                                                      ----------------------------  ---------  --------------  -----------
Balance, at inception,                                          --       $     --   $     --       $      --   $       --
 Stock issued for services, December 18, 1998,
  at $1000 per share                                             1              0      1,000                        1,000
 Contributed services                                                                    600                          600
 Net (loss) for the period                                                                            (1,600)      (1,600)
                                                      ----------------------------  ---------  --------------  -----------
BALANCE, MARCH 31, 1999                                          1              0      1,600          (1,600)           -
 Contributed services                                                                  1,200                        1,200
 Net (loss) for the year                                                                              (1,200)      (1,200)
                                                      ----------------------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2000                                          1              0      2,800          (2,800)           -
 Stock issued for services,December 4, 2000,
 for $100 per share                                             25              0      2,500                        2,500
 Contributed services                                                                  1,200                        1,200
 Net (loss) for the year                                                                              (8,616)      (8,616)
                                                      ----------------------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2001                                         26              0      6,500         (11,416)      (4,916)
 Stock issued for services November 21, 2001,
  for $.02 per share                                       115,949             12      2,307                        2,319
 Stock issued for services December 7, 2001,
  for $.02 per share                                        12,731              1        254                          255
 Contributed services                                                                   1200                        1,200
 Net (loss) for the year                                                                              (3,774)      (3,774)
                                                      ----------------------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2002,                                   128,706             13     10,261         (15,190)      (4,916)
 Issuance of shares to acquire
  Public Disclosure, Inc.on December 6, 2002,
  for $.02 per share                                       750,000             75     14,925                       15,000
 Contributed services                                                                  1,200                        1,200
 Net (loss) for the year                                                                             (18,290)     (18,290)
                                                      ----------------------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2003                                    878,706             88     26,386         (33,480)     (7,006)
Proceeds from sale of common stock
  March 4, 2004, for $.01 per share                      1,500,000            150     14,850                       15,000
Shares issued in settlement of transfer fees
  on March 5, 2004, for $.29 per share                      10,000              1      2,884                        2,885
Stock issued for services on March 15, 2004,
  for $.01 per share                                       250,000             25      2,475                        2,500
 Contributed services                                                                  1,200                        1,200
 Net (loss) for the year                                                                             (10,385)     (10,385)
BALANCE, MARCH 31, 2004                                  2,638,706            264     47,795         (43,865)       4,194
 Contributed services                                                                    300                          300
 Net (loss) for the quarter                                                                           (4,800)      (4,800)
                                                      ----------------------------  ---------  --------------  -----------
BALANCE, JUNE 30, 2004                                   2,638,706       $    264   $ 48,095       $ (48,665)  $     (306)
                                                      ============================  =========  ==============  ===========

                                                      SEE ACCOMPANYING NOTES

                            VORSATECH VENTURES, INC.
                    NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three months ended June 30, 2004 and 2003. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended March 31, 2004.

Note 2. RESTATED STOCKHOLDERS' EQUITY

The accompanying statements of stockholders' equity has been restated to give effect to the various stock splits for the period from inception to March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

The Company is considered a development stage company with limited assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from the President of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks finds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer payment of all accrued compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide his remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has engaged its officers and directors and legal counsel to assist in the search for business opportunities. The Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $4,800 stemming from general and administrative expenditures.

Liquidity
---------

As of June 30, 2004 the Company had total current assets of $8,107 and total liabilities of $8,414.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of June 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGE IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1*   Articles of Incorporation in Colorado dated October 30, 1998
         3.1.2*   Amendment of Articles of Incorporation dated July 18, 2000
         3.1.3*   Amendment of Articles of Incorporation dated September 28,
                  2000
         3.1.4*   Amendment of Articles of Incorporation dated June 1, 2001
         3.1.5*   Memorandum and Articles of Association of ValuShip Ltd. in the
                  Bahamas dated May 18, 2001
         3.1.6*   Articles of Merger of ValuShip Ltd (Colorado) and ValuShip
                  Ltd. (Bahamas) dated December 14, 2001
         3.1.7*   Amendment of Certification of Incorporation in the Bahamas
                  dated June 24, 2002
         3.1.8*   Certificate of Incorporation in Delaware dated February 23,
                  2004
         3.1.9*   Certificate of Domestication of Vorsatech Ventures, Inc.
         3.1.10*  Certificate of Continuation Under Foreign Law dated March 8,
                  2004
         3.2*     Bylaws
         31.1     Section 302 Certification
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO

         --------------

         * Previously filed as an exhibit to the Company's Form 10-SB as filed June 15, 2004

(b)      Reports on Form 8-K filed during the three months ended June 30, 2004.

         No Current Reports on Form 8-K were filed during the three months ended June 30, 2004




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2004                       Vorsatech Ventures, Inc.

                                             /s/ Thomas Braun
                                             ----------------------------------
                                             Thomoas Braun
                                             President