Form 10QSB
period 2004-09-30
Vorsatech Ventures, Inc.
filed 2004-11-09
CIK 1293593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

                                 (604) 605-0507
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                      2,638,713
               (Class)                    (Outstanding as of October 29, 2004)

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

         Condensed  Balance Sheets September 30, 2004 (unaudited)
         and March 31, 2004 ................................................F-1

         Unaudited Condensed  Statements of Operations for the
         three months ended September 30, 2004 and 2003.....................F-2

         Unaudited Condensed  Statements of Cash Flows for the
         three months ended September 30, 2004 and 2003.....................F-3

         Consolidated Statement of Stockholders' equity for the period from
         October 30, 1998 (Inception) to September 30, 2004 (unaudited).....F-4

         Notes to Financial Statements (unaudited)..........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation..........3

Item 3.  Controls and Procedures............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........4

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

Item 6.  Exhibits and Reports on Form 8-K...................................4

Signatures..................................................................5

                              PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                VORSATECH VENTURES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEETS


                                                           JUNE 30,          March 31,
                                                             2004              2004
                                                         -------------     -------------
                                                                            (UNAUDITED)
                    ASSETS
                    ------

CURRENT ASSETS

  Funds held in trust by related party                   $      5,237      $     10,496
                                                         -------------     -------------

              Total Current Assets                       $      5,237      $     10,496
                                                         =============     =============


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current Liabilities
  Accounts payable                                                         $         --
  Accrued compensation                                          1,250
  Shareholder advances                                          6,679      $      6,303
                                                         -------------     -------------

              Total Current Liabilities                         7,929             6,303
                                                         -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.0001, 20,000,000 shares
  authorized, none issued                                                            --

Common stock, par value $.0001, 250,000,000 shares
  authorized, 2,638,713  shares outstanding                       264               264
Paid-in capital                                                48,395            47,795
(Deficit) accumulated during the development stage            (51,351)          (43,865)
                                                         -------------     -------------

              Total Stockholders' Equity                       (2,692)            4,194
                                                         -------------     -------------

                                                         $      5,237      $     10,496
                                                         =============     =============


                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                           F-1

                                                 VORSATECH VENTURES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF OPERATIONS


                                                                                                             CUMMULATIVE
                                                                                                                 FROM
                                                                                                              OCTOBER 30,
                                                                                                                 1998
                                           THREE MONTHS ENDED                  SIX MONTHS ENDED              (INCEPTION)
                                              SEPTEMBER 30,                       SEPTEMBER 30,                   TO
                                     -------------------------------     -------------------------------     SEPTEMBER 30,
                                          2004              2003              2004              2003             2004
                                     -------------     -------------     -------------     -------------     -------------

REVENUE                              $         --      $         --      $         --      $         --      $         --
                                     -------------     -------------     -------------     -------------     -------------

EXPENSES:
      General and administrative            2,798             1,050             7,486             2,145            51,350
                                     -------------     -------------     -------------     -------------     -------------

          Total Expenses                    2,798             1,050             7,486             2,145            51,350
                                     -------------     -------------     -------------     -------------     -------------

NET (LOSS)                           $     (2,798)     $     (1,050)     $     (7,486)     $     (2,145)     $    (51,350)
                                     =============     =============     =============     =============     =============

BASIC NET (LOSS) PER SHARE                 *                 *                 *                 *
                                     =============     =============     =============     =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            2,636,118           878,706         2,636,118           878,706
                                     =============     =============     =============     =============

*  less than $(.01) per share

                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                           F-2

                                                  VORSATECH VENTURES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                             (DEFICIT)
                                                                                            ACCUMULATED
                                             COMMON STOCK                                   DURING THE
                                   ---------------------------------        PAID-IN         DEVELOPMENT
                                       SHARES             AMOUNT            CAPITAL            STAGE              TOTAL
                                   --------------     --------------     --------------    --------------     --------------

Balance, at inception,                        --      $          --      $          --     $          --      $          --
 Stock issued for services,
   December 18, 1998,
   at $1000 per share                          1                  0              1,000                                1,000
 Contributed services                                                              600                                  600
 Net (loss) for the period                                                                        (1,600)            (1,600)
                                   --------------     --------------     --------------    --------------     --------------
BALANCE, MARCH 31, 1999                        1                  0              1,600            (1,600)                --
 Contributed services                                                            1,200                                1,200
 Net (loss) for the year                                                                          (1,200)            (1,200)
                                   --------------     --------------     --------------    --------------     --------------
BALANCE, MARCH 31, 2000                        1                  0              2,800            (2,800)                --
 Stock issued for services,
   December 4, 2000,
   for $100 per share                         25                  0              2,500                                2,500
 Contributed services                                                            1,200                                1,200
 Net (loss) for the year                                                                          (8,616)            (8,616)
                                   --------------     --------------     --------------    --------------     --------------
BALANCE, MARCH 31, 2001                       26                  0              6,500           (11,416)            (4,916)
 Stock issued for services
   November 21, 2001,
   for $.02 per share                    115,949                 12              2,307                                2,319
 Stock issued for services
   December 7, 2001,
   for $.02 per share                     12,731                  1                254                                  255
 Contributed services                                                            1,200                                1,200
 Net (loss) for the year                                                                          (3,774)            (3,774)
                                   --------------     --------------     --------------    --------------     --------------
BALANCE, MARCH 31, 2002,                 128,706                 13             10,261           (15,190)            (4,916)
 Issuance of shares to acquire
   Public Disclosure, Inc. on
   December 6, 2002,
   for $.02 per share                    750,000                 75             14,925                               15,000
 Contributed services                                                            1,200                                1,200
 Net (loss) for the year                                                                         (18,290)           (18,290)
                                   --------------     --------------     --------------    --------------     --------------
BALANCE, MARCH 31, 2003                  878,706                 88             26,386           (33,480)            (7,006)
Proceeds from sale of common
   stock March 4, 2004, for
   $.01 per share                      1,500,000                150             14,850                               15,000
Shares issued in settlement of
   transfer fees on March 5,
   2004, for $.29 per share               10,000                  1              2,884                                2,885
Stock issued for services on
   March 15, 2004, for $.01
   per share                             250,000                 25              2,475                                2,500
 Contributed services                                                            1,200                                1,200
 Net (loss) for the year                                                                         (10,385)           (10,385)
                                   --------------     --------------     --------------    --------------     --------------
BALANCE, MARCH 31, 2004                2,638,706                264             47,795           (43,865)             4,194
 Contributed services                                                              600                                  600
 Net (loss) for the six months                                                                    (7,486)            (7,486)
                                   --------------     --------------     --------------    --------------     --------------
BALANCE, SEPTEMBER 30, 2004            2,638,706      $         264      $      48,395     $     (51,351)     $      (2,692)
                                   ==============     ==============     ==============    ==============     ==============


                                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                            F-3

                                        VORSATECH VENTURES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                                           CUMMULATIVE
                                                                                               FROM
                                                                                            OCTOBER 30,
                                                                                               1998
                                                              SIX MONTHS ENDED             (INCEPTION)
                                                                SEPTEMBER 30,                   TO
                                                       -------------------------------     SEPTEMBER 30,
                                                           2004               2003             2004
                                                       -------------     -------------     -------------

OPERATING ACTIVITIES:

      Net (loss) from operations                       $     (7,486)     $     (2,145)     $    (51,350)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
           Contributed capital                                  600               600             7,200
           Common stock issued for services                      --                --            23,573
           Common stock issued for acquisition                   --                --                --
           Common stock issued for debt relief                   --                --             2,885
           Changes in:
                  Accounts payable                               --             1,545                --
                  Accrued compensation                        1,250                --             1,250
                  Trust funds                                 5,260                --            (5,237)
                                                       -------------     -------------     -------------

           Net Cash (Used) by Operating Activities             (376)               --           (21,679)
                                                       -------------     -------------     -------------

FINANCING ACTIVITIES:

     Shareholder advances                                       376                --      $      6,679
     Proceeds from sale of common stock                          --                --            15,000
                                                       -------------     -------------     -------------

           Net Cash From Financing Activities                   376                --            21,679
                                                       -------------     -------------     -------------


NET INCREASE IN CASH                                             --                --                --

CASH, beginning of period                                        --                --                --
                                                       -------------     -------------     -------------

CASH, end of period                                    $         --      $         --      $         --
                                                       =============     =============     =============


                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                  F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
- --------

The Company is considered a development stage company with limited assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from the President of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
- -----------------

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

Results of Operation
- --------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $2,798 stemming from general and administrative expenditures.

Liquidity
- ---------

As of September 30, 2004 the Company had total current assets of $5,237 and total liabilities of $7,929.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1*   Articles of Incorporation in Colorado dated October 30, 1998
         3.1.2*   Amendment of Articles of Incorporation dated July 18, 2000
         3.1.3*   Amendment of Articles of Incorporation dated September 28,
                  2000
         3.1.4*   Amendment of Articles of Incorporation dated June 1, 2001
         3.1.5*   Memorandum and Articles of Association of ValuShip Ltd. in the
                  Bahamas dated May 18, 2001
         3.1.6*   Articles of Merger of ValuShip Ltd (Colorado) and ValuShip
                  Ltd. (Bahamas) dated December 14, 2001
         3.1.7*   Amendment of Certification of Incorporation in the Bahamas
                  dated June 24, 2002
         3.1.8*   Certificate of Incorporation in Delaware dated February 23,
                  2004
         3.1.9*   Certificate of Domestication of Vorsatech Ventures, Inc.
         3.1.10*  Certificate of Continuation Under Foreign Law dated March 8,
                  2004
         3.2*     Bylaws
         31.1     Section 302 Certification
         32.1     Section 906 Certification of CEO
         32.2     Section 906 Certification of CFO

         ---------------------------
         * Previously filed as an exhibit to the Company's Form 10-SB as filed June 15, 2004

(b) Reports on Form 8-K filed during the three months ended September 30, 2004.

         No Current Reports on Form 8-K were filed during the three months ended September 30, 2004


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 5, 2004                              Vorsatech Ventures, Inc.

                                                     /s/ Thomas Braun
                                                     ------------------------
                                                     Thomas Braun
                                                     President