Form 10QSB
period 2004-12-31
Vorsatech Ventures, Inc.
filed 2005-02-04
CIK 1293593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2004

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

                                 (604) 605-0507
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                      2,638,713
               (Class)                    (Outstanding as of January 21, 2005)

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

         Condensed  Balance Sheets December 31, 2004 (unaudited)
         and March 31, 2004 ................................................F-1

         Unaudited Condensed  Statements of Operations for the
         three months ended December 31, 2004 and 2003......................F-2

         Unaudited Condensed  Statements of Cash Flows for the
         three months ended December 31, 2004 and 2003......................F-3

         Consolidated Statement of Stockholders' equity for the period from
         October 30, 1998 (Inception) to December 31, 2004 (unaudited)......F-4

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

Item 6.  Exhibits and Reports on Form 8-K...................................4

Signatures..................................................................5


                               PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)




                                 VORSATECH VENTURES, INC.
                               (a Development Stage Company)
                                      BALANCE SHEETS




                                                               DECEMBER 31,    March 31,
                                                                  2004           2004
                                                                ---------      ---------
                                      ASSETS                   (UNAUDITED)
CURRENT ASSETS
  Funds held in trust by related party                          $  3,397       $ 10,496
                                                                ---------      ---------

          Total Current Assets                                  $  3,397       $ 10,496
                                                                =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued compensation                                          $  1,875       $     --
  Shareholder advances                                             6,726          6,303
                                                                ---------      ---------

          Total Current Liabilities                                8,601          6,303
                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.0001, 20,000,000 shares
  authorized, none issued                                             --             --

 Common stock, par value $.0001, 250,000,000 shares
  authorized, 2,638,713  shares outstanding                          264            264
 Paid-in capital                                                  48,695         47,795
 (Deficit) accumulated during the development stage              (54,164)       (43,865)
                                                                ---------      ---------

          Total Stockholders' Equity (Deficit)                    (5,205)         4,194
                                                                ---------      ---------

                                                                $  3,397       $ 10,496
                                                                =========      =========

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                     VORSATECH VENTURES, INC.
                                                   (a Development Stage Company)
                                                     STATEMENTS OF OPERATIONS


                                                                                                              CUMULATIVE
                                                                                                                  FROM
                                                                                                               OCTOBER 30,
                                                                                                                  1998
                                            THREE MONTHS ENDED                   NINE MONTHS ENDED             (INCEPTION)
                                                DECEMBER 31,                       DECEMBER 31,                    TO
                                      ------------------------------      ------------------------------       DECEMBER 31,
                                          2004              2003              2004              2003              2004
                                      ------------      ------------      ------------      ------------      ------------
REVENUE                               $        --       $        --       $        --       $        --       $        --
                                      ------------      ------------      ------------      ------------      ------------

EXPENSES:
      General and administrative            2,813             1,050            10,298             3,195            54,164
                                      ------------      ------------      ------------      ------------      ------------

        Total Expenses                      2,813             1,050            10,298             3,195            54,164
                                      ------------      ------------      ------------      ------------      ------------

NET (LOSS)                            $    (2,813)      $    (1,050)      $   (10,298)      $    (3,195)      $   (54,164)
                                      ============      ============      ============      ============      ============

BASIC NET (LOSS) PER SHARE                      *                 *                 *                 *
                                      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            2,636,118           878,706         2,636,118           878,706
                                      ============      ============      ============      ============

*   less than $ (.01) per share



                                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                               F-2

                                      VORSATECH VENTURES, INC.
                                    (a Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                   CUMULATIVE
                                                                                      FROM
                                                                                   OCTOBER 30,
                                                                                      1998
                                                        NINE MONTHS ENDED          (INCEPTION)
                                                           DECEMBER 31,                 TO
                                                  ----------------------------     DECEMBER 31,
                                                     2004             2003             2004
                                                  ------------     -----------     ------------
 OPERATING ACTIVITIES:

      Net (loss) from operations                        $(10,298)      $ (3,195)      $(54,164)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
           Contributed capital                               900            900          7,500
           Common stock issued for services                                              8,574
           Common stock issued for acquisition                                          15,000
           Common stock issued for debt relief                                           2,885
           Changes in:
                  Accounts payable                                        2,295
                  Accrued compensation                     1,875             --          1,875
                  Trust funds                              7,100             --         (3,397)
                                                        ---------      ---------      ---------

           Net Cash (Used) by Operating Activities          (424)            --        (21,726)
                                                        ---------      ---------      ---------

 FINANCING ACTIVITIES:
     Shareholder advances                                    424             --          6,726
     Proceeds from sale of common stock                       --             --         15,000
                                                        ---------      ---------      ---------

           Net Cash From Financing Activities                424             --         21,726
                                                        ---------      ---------      ---------


NET INCREASE IN CASH                                          --             --             --

CASH, beginning of period                                     --             --             --
                                                        ---------      ---------      ---------

CASH, end of period                                     $     --       $     --       $     --
                                                        =========      =========      =========

                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                     VORSATECH VENTURES, INC.
                                                   (a Development Stage Company)
                                                 STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                  (DEFICIT)
                                                                                                 ACCUMULATED
                                                           COMMON STOCK                           DURING THE
                                                    -------------------------      PAID-IN        DEVELOPMENT
                                                       SHARES         AMOUNT       CAPITAL           STAGE           TOTAL
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, AT INCEPTION,                                     --      $      --      $      --       $      --       $      --
 Stock issued for services, December 18, 1998,
  at $1000 per share                                        1              0          1,000              --           1,000
 Contributed services                                      --             --            600              --             600
 Net (loss) for the period                                 --             --             --          (1,600)         (1,600)
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, MARCH 31, 1999                                     1              0          1,600          (1,600)             --
 Contributed services                                      --             --          1,200              --           1,200
 Net (loss) for the year                                   --             --             --          (1,200)         (1,200)
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, MARCH 31, 2000                                     1              0          2,800          (2,800)             --
 Stock issued for services,December 4, 2000,
  for $100 per share                                       25              0          2,500              --           2,500
 Contributed services                                      --             --          1,200              --           1,200
 Net (loss) for the year                                   --             --             --          (8,616)         (8,616)
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, MARCH 31, 2001                                    26              0          6,500         (11,416)         (4,916)
 Stock issued for services November 21, 2001,
  for $.02 per share                                  115,949             12          2,307              --           2,319
 Stock issued for services December 7, 2001,
  for $.02 per share                                   12,731              1            254              --             255
 Contributed services                                      --             --          1,200              --           1,200
 Net (loss) for the year                                   --             --             --          (3,774)         (3,774)
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, MARCH 31, 2002,                              128,706             13         10,261         (15,190)         (4,916)
 Issuance of shares to acquire
 Public Disclosure, Inc. on December 6, 2002,
  for $.02 per share                                  750,000             75         14,925              --          15,000
 Contributed services                                      --             --          1,200              --           1,200
 Net (loss) for the year                                   --             --             --         (18,290)        (18,290)
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, MARCH 31, 2003                               878,706             88         26,386         (33,480)         (7,006)
 Proceeds from sale of common stock
  March 4, 2004, for $.01 per share                 1,500,000            150         14,850              --          15,000
 Shares issued in settlement of transfer fees
  on March 5, 2004, for $.29 per share                 10,000              1          2,884              --           2,885
 Stock issued for services on March 15, 2004,
  for $.01 per share                                  250,000             25          2,475              --           2,500
 Contributed services                                      --             --          1,200              --           1,200
 Net (loss) for the year                                   --             --             --         (10,385)        (10,385)
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, MARCH 31, 2004                             2,638,706            264         47,795         (43,865)          4,194
 Contributed services                                      --             --            900              --             900
 Net (loss) for the nine months                            --             --             --         (10,298)        (10,298)
                                                    ----------     ----------     ----------      ----------      ----------
BALANCE, DECEMBER 31, 2004                          2,638,706      $     264      $  48,695       $ (54,164)      $  (5,205)
                                                    ==========     ==========     ==========      ==========      ==========

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



VORSATECH VENTURES, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2004 and the results of its operations for the three and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and 2003 have been made. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $2,813 stemming from general and administrative expenditures.

Liquidity
---------

As of December 31, 2004 the Company had total current assets of $3,397 and total liabilities of $8,601.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

         ---------------------------

         * Previously filed as an exhibit to the Company's Form 10-SB as filed June 15, 2004

(b) Reports on Form 8-K filed during the three months ended December 31, 2004.

         No Current Reports on Form 8-K were filed during the three months ended December 31, 2004





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 31, 2005                     Vorsatech Ventures, Inc.

                                            /S/ Thomas Braun
                                            ---------------------------
                                            Thomas Braun
                                            President