Form 10KSB
period 2005-03-31
Vorsatech Ventures, Inc.
filed 2005-05-13
CIK 1293593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    For the fiscal year ended March 31, 2005
                        Commission file number: 000-50601

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

Securities Registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]                 No         [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
        [X]

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of May 11, 2005.   $570,327

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of May 11, 2005.             2,638,713

                            VORSATECH VENTURES, INC.
                                   FORM 10-KSB
                                      INDEX
                                                                            Page
                                                                            ----
                                     Part I

Item 1.       Description of Business........................................3
Item 2.       Description of Properties......................................8
Item 3.       Legal Proceedings..............................................8
Item 4.       Submission of Matters of a Vote of Security Holders............8

                                     Part II

Item 5.       Market for Common Equity and Related Stockholder Matters.......9
Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.............................10
Item 7.       Financial Statements...........................................11
Item 8.       Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure............................12
Item 8A.      Controls and Procedures........................................12
Item 8B.      Other Information..............................................12

                                    Part III

Item 9.       Directors and Executive Officers of the Registrant,
              Compliance with Section 16(a) of the Act.......................12
Item 10.      Executive Compensation.........................................14
Item 11.      Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters................................15
Item 12.      Certain Relationships and Related Transactions.................15

                                     Part IV

Item 13.      Exhibits.......................................................15
Item 14.      Principal Accountant Fees and Services.........................17
Signatures    ...............................................................17

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

Vorsatech Ventures, Inc. (hereinafter "The Company"), a development stage company, was incorporated on October 30, 1998 under the Apex Pharmaceutics, Inc., under the laws of the State of Colorado. On July 18, 2000 the Company changed its name to Apex Resources, Inc. On September 28, 2000, the Company changed its name to Biotech Industries, Inc. On June 1, 2001, the Company changed its name to ValuShip Inc. As ValuShip, Inc., the Company was in the business of international shipping. To pursue this business, the Company domesticated from Colorado to the Commonwealth of the Bahamas on May 18, 2001. The Company abandoned this enterprise to develop a wireless business in June 2002. On June 24, 2002, the Company changed its name to Vorsatech, Inc. to reflect this change in business. On February 23, 2004, the Company filed its articles of incorporation and domesticated to the State of Delaware.

The Company developed a business plan for its integrated wireless system that would allow consumers to subscribe to a service package to access wireless gateways for their laptops, PDA's and other electronic devices. The system would include both development of a hardware network service providers and development of software that would interface with the consumer's electronic devices. The Company believed with the exponential growth of mobile computer use, the opportunity was there to exploit the demand for wireless connectivity.

The Company's Articles of Incorporation provided for authorized capital of two hundred and seventy million shares (270,000,000) of which two hundred and fifty million (250,000,000) are $0.0001 par value Common Stock and twenty million (20,000,000) are $0.0001 par value preferred stock.

The Company was unable to raise enough capital to finance the research and development of its proposed integrated wireless system. After other efforts to develop the business failed, all efforts were abandoned in May 2004.

The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and its principal business purpose now is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company

The Company has never engaged in an active trade or business and has never been able to move beyond the development stage since inception.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting new business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company's principal executive offices are located at: 702 - 777 Hornby Street, Vancouver, BC, V6Z 1S2.

Business of Issuer
------------------

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities
---------------------------------

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain a fee based professional firm specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.

Other than the Company's officers and directors and legal counsel, the Company has not yet engaged any outside consultants for the purpose of searching for potential business opportunities. The Company has also engaged support staff to assist in the filing of this Form 10KSB and will continue to engage administrative and other staff on an as-needed basis. The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.

Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation
----------

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, and will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current status and its concomitant lack of significant assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be subject to available exemptions, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated by management, there is a possibility that the Company might sell its securities to its management or affiliates.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Company would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Management does not contemplate that the Company would acquire or merge with a business entity in which any affiliates of the Company have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. None of the Company's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Rights of Shareholders
----------------------

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose, wherein all shareholders would be entitled to vote in person or by proxy. In the notice of such a shareholder's meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

Competition
-----------

Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------

The Company's principal place of business is 702 - 777 Hornby Street, Vancouver, BC, V6Z 1S2. The President of the Company provides office space in a commercial property leased by him for $100/month, payment of which is currently being deferred. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure its own commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Industry Segments
-----------------

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part III of this Form 10-KSB, for a report of the Company's operating history for the past two fiscal years.

ITEM 2.  DESCRIPTION OF PROPERTIES

The information required by this Item 2 is not applicable to this Form 10-KSB due to the fact that the Company does not own or control any material property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     Part II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the OTC Bulletin Board under the stock symbol VVIN.

The Company's Common Stock is traded on the OTCBB, and are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

At May 11, 2005 there were 46 holders of record of the Company's Common Stock and the Company has issued and outstanding 2,638,713 shares of Common Stock. Of these shares 120,223 are free trading and 2,518,490 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

On January 21, 2000, in response to a request from the NASD Regulation staff, the Division of Corporation Finance of the SEC issued a staff interpretation on the free trading status of securities initially issued by blank check companies in a number of factual scenarios. Richard Wulff, Chief of the Office of Small Business, opined that in the several scenarios put forward by the NASD, the blank check Issuer would not be able to rely upon the availability of Rule 144 or Section 4(1) of the Securities Act, and the shares issued by the blank check company would not be freely tradeable without registration under the Securities Act. Further information may be found in the NASD Notice to Members 00-49.

Dividend Policy
---------------

The Company has not declared or paid cash dividends in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

Overview
--------

The Company is considered a development stage company with limited assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from the President of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and the necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

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

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-6.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

ITEM 8A.          CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of May 11, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 11, 2005, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

ITEM 8B.          OTHER INFORMATION

This item is not applicable.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                  Age              Position
----                  ---              --------

Thomas Braun           38              President, Treasurer, Secretary, Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

The business experience of the person listed above during the past five years is as follows:

Thomas A. Braun
President, Treasurer, Secretary and sole Director
-------------------------------------------------

Thomas Braun has been the sole shareholder of Braun & Company since 1999, a Vancouver, Canada, based law firm, which limits its practice to corporate securities law. The firm consists of one lawyer and three legal assistants, and occupies offices in downtown Vancouver. Mr. Braun holds a B.A. degree from the University of Western Ontario, a Bachelor of Laws (LL.B.) degree from the University of British Columbia, and a Master of Laws (LL.M.) degree from the University of San Francisco specializing in International Business Transactions. He is a member of the State Bar of California, the American Bar Association, and is admitted to practise before the United States District Court, Northern District of California and the United States Court of Appeals for the Ninth Circuit. Mr. Braun is also a member of the Law Society of British Columbia.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Executive Compensation
----------------------

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any other salaries or other compensation above $100,000 to its officers, directors or employees since inception. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any further compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. The Company has not accrued any officer compensation.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of May 2, 2005, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address                   Amount and Nature of       Percent
Beneficial Owner                   Beneficial Ownership       of Class
----------------                   --------------------       --------

Berlin Capital Investments, Inc.       2,200,000                 83%
Suite 702 - 777 Hornby Street
Vancouver, BC  V6Z 1S2 (1)

(1) Thomas Braun, the President, Secretary, Treasurer and sole Director of the Company controls Berlin Capital Investments, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is not applicable to this Form 10-KSB.



                                     Part IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of March 31, 2005 are filed as part of this report.

         (1) Financial statements of Vorsatech Ventures, Inc.

                                                                            Page

Report Of Independent Registered Accounting Firm.............................F-1

Balance Sheet at March 31, 2005..............................................F-2

Statement of Operations for the years ended of March 31, 2005 and 2004.......F-3

Statement Stockholders' Equity for the years ended March 31, 2005 and 2004...F-4

Statement of Cash Flows for the years ended March 31, 2005 and 2004..........F-5

Notes to Financial Statements................................................F-6

         (2)      Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


Exhibit
Number            Description of Document
------            -----------------------

3.1.1 (1)         Articles of Incorporation in Colorado dated October 30, 1998
3.1.2 (1)         Amendment of Articles of Incorporation dated July 18, 2000
3.1.3 (1)         Amendment of Articles of Incorporation dated September 28, 2000
3.1.4 (1)         Amendment of Articles of Incorporation dated June 1, 2001
3.1.5 (1)         Memorandum and Articles of Association of ValuShip Ltd. in the Bahamas dated May 18, 2001
3.1.6 (1)         Articles of Merger of ValuShip Ltd (Colorado) and ValuShip Ltd. (Bahamas) dated December 14, 2001
3.1.7 (1)         Amendment of Certification of Incorporation in the Bahamas dated June 24, 2002
3.1.8 (1)         Certificate of Incorporation in Delaware dated February 23, 2004
3.1.9 (1)         Certificate of Domestication of Vorsatech Ventures, Inc.
3.1.10 (1)        Certificate of Continuation Under Foreign Law dated March 8, 2004
3.2 (1)           Bylaws
4 (1)             Text of stock certificate for common stock
-------------------

(1) Included as an Exhibit the Company's registration statement on Form 10-SB filed June 15, 2004.


b)       Reports on Form 8-K

No current reports on Form 8-K were filed during the year ended March 31, 2005.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for audit services for the year ended March 31, 2005 was $6,570.50 in Audit Related Fees. The Company was not billed for any assurance or related services, tax fees or any other fees during this period.









SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 11, 2005                EZCOMM ENTERPRISES INC.

                                    By:  /s/ Thomas Braun
                                         ---------------------------
                                    Thomas Braun
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Braun                 Director                   May 11, 2005
-----------------------
Thomas Braun

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
VORSATECH VENTURES, INC.
MIAMI, FLORIDA

We have audited the accompanying balance sheet of VORSATECH VENTURES, INC. (a Nevada corporation in the development stage) as of March 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended, and for the period from October 30, 1998 (inception) to March 31, 200. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VORSATECH VENTURES, INC. as of March 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the period from October 30, 1998 (inception) to March 31, 2005 , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Braverman International, P.C.

Braverman International, P.C.
Prescott, Arizona
May 11, 2005

                            VORSATECH VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2005





                                     ASSETS
CURRENT ASSETS                                                         $     --
                                                                       =========



           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued compensation                                                 $  2,500
  Related Party advances                                                 11,861
                                                                       ---------

          Total Current Liabilities                                      14,361
                                                                       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.0001, 20,000,000 shares
  authorized, none issued                                                    --

 Common stock, par value $.0001, 250,000,000 shares
  authorized, 2,638,713  shares outstanding                                 264
 Paid-in capital                                                         48,995
 (Deficit) accumulated during the development stage                     (63,620)
                                                                       ---------

          Total Stockholders' Equity (Deficit)                          (14,361)
                                                                       ---------

                                                                       $     --
                                                                       =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                 VORSATECH VENTURES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS



                                                                          CUMULATIVE
                                                                              FROM
                                                                          OCTOBER 30,
                                                                              1998
                                               YEARS ENDED                (INCEPTION)
                                                MARCH 31,                      TO
                                      -----------------------------        MARCH 31,
                                         2005              2004               2005
                                      -----------       -----------       -----------
REVENUE                               $        --       $        --       $        --
                                      -----------       -----------       -----------

EXPENSES:
      General and administrative           19,754            10,385            63,620
                                      -----------       -----------       -----------

        Total Expenses                     19,754            10,385            63,620
                                      -----------       -----------       -----------

NET (LOSS)                            $   (19,754)      $   (10,385)      $   (63,620)
                                      ===========       ===========       ===========

BASIC NET (LOSS) PER SHARE            $     (0.01)        $ (0.01))
                                      ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            2,638,706         1,025,380
                                      ===========       ===========

*   less than $ (.01) per share




                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                VORSATECH VENTURES, INC.
                                             (A DEVELOPMENT STAGE COMPANY )
                                            STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                          (DEFICIT)
                                                                                          ACCUMULATED
                                                      COMMON STOCK                       DURING THE
                                              -----------------------------  PAID-IN      DEVELOPMENT
                                                  SHARES         AMOUNT      CAPITAL        STAGE         TOTAL
                                              -----------------------------  ---------  --------------  -----------
Balance, at inception,                                    -   $          -   $      -   $           -   $        -
 Stock issued for services, December 18, 1998,
  at $1000 per share                                      1              0      1,000                        1,000
 Contributed services                                                             600                          600
 Net (loss) for the period                                                                     (1,600)      (1,600)
                                              --------------  -------------  ---------  --------------  -----------
BALANCE, MARCH 31, 1999                                   1              0      1,600          (1,600)           -
 Contributed services                                                           1,200                        1,200
 Net (loss) for the year                                                                       (1,200)      (1,200)
                                              --------------  -------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2000                                   1              0      2,800          (2,800)           -
 Stock issued for services, December 4, 2000,
 for $100 per share                                      25              0      2,500                        2,500
 Contributed services                                                           1,200                        1,200
 Net (loss) for the year                                                                       (8,616)      (8,616)
                                              --------------  -------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2001                                  26              0      6,500         (11,416)      (4,916)
 Stock issued for services November 21, 2001,
  for $.02 per share                                115,949             12      2,307                        2,319
 Stock issued for services December 7, 2001,
  for $.02 per share                                 12,731              1        254                          255
 Contributed services                                                            1200                        1,200
 Net (loss) for the year                                                                       (3,774)      (3,774)
                                              -----------------------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2002,                            128,706             13     10,261         (15,190)      (4,916)
 Issuance of shares to acquire
  Public Disclosure, Inc.on December 6, 2002,
  for $.02 per share                                750,000             75     14,925                       15,000
 Contributed services                                                           1,200                        1,200
 Net (loss) for the year                                                                      (18,290)     (18,290)
                                              -----------------------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2003                             878,706             88     26,386         (33,480)      (7,006)
Proceeds from sale of common stock
  March 4, 2004, for $.01 per share               1,500,000            150     14,850                       15,000
Shares issued in settlement of transfer fees
  on March 5, 2004, for $.29 per share               10,000              1      2,884                        2,885
Stock issued for services on March 15, 2004,
  for $.01 per share                                250,000             25      2,475                        2,500
 Contributed services                                                           1,200                        1,200
 Net (loss) for the year                                                                      (10,385)     (10,385)
                                              --------------  -------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2004                           2,638,706            264     47,795         (43,865)       4,194
 Contributed services                                                           1,200                        1,200
 Net (loss) for the year                                                                      (19,754)     (19,754)
                                              --------------  -------------  ---------  --------------  -----------
BALANCE, MARCH 31, 2005                           2,638,706   $        264   $ 48,995   $     (63,620)  $  (14,361)
                                              ==============  =============  =========  ==============  ===========


                                                 SEE ACCOMPANYING NOTES


                                      VORSATECH VENTURES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS



                                                                                    CUMULATIVE
                                                                                       FROM
                                                                                    OCTOBER 30,
                                                                                       1998
                                                             YEARS ENDED            (INCEPTION)
                                                               MARCH 31,                TO
                                                       ------------------------       MARCH 31
                                                          2005           2004          2005
                                                       ---------      ---------      ---------
 OPERATING ACTIVITIES:
      Net (loss) from operations                       $(19,754)      $(10,385)      $(63,620)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
          Contributed capital                             1,200          1,200          7,800
          Common stock issued for services                   --          2,500          8,574
          Common stock issued for acquisition                --             --         15,000
          Common stock issued for debt relief                --          2,885          2,885
          Changes in:
                 Accounts payable                            --         (7,006)            --
                 Accrued compensation                     2,500             --          2,500
                 Trust funds                             10,496        (10,496)             0
                                                       ---------      ---------      ---------

          Net Cash (Used) by Operating Activities        (5,558)       (21,303)       (26,861)
                                                       ---------      ---------      ---------

 FINANCING ACTIVITIES:
     Related party advances                               5,558          6,303         11,861
     Proceeds from sale of common stock                      --         15,000         15,000
                                                       ---------      ---------      ---------

          Net Cash From Financing Activities              5,558         21,303         26,861
                                                       ---------      ---------      ---------


NET INCREASE IN CASH                                         --             --             --

CASH, beginning of period                                    --             --             --
                                                       ---------      ---------      ---------

CASH, end of period                                    $     --       $     --       $     --
                                                       =========       ========       ========

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            VORSATECH VENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Vorsatech Ventures, Inc. (the Company), formerly Apex Pharmaceuticals, Inc., Apex Resources, Inc., Biotech Industries, Inc., and Valuship, Ltd., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It was formed on October 30, 1998 in Colorado and domesticated from Colorado to the Commonwealth of the Bahamas and then to the State of Delaware on February 22, 2004. Since inception it has had no operations. The Company's fiscal year end is March 31.

The Company's objective is to either acquire a business, whose operations will be sufficient to sustain positive cash flows and achieve profitable operations, or acquire the assets of a business and proceed to develop them.

The Company's parent is Berlin Capital Investments, Inc. located in Vancouver, BC, which is owned and controlled by the Company's president/secretary/treasurer/sole director/ and attorney.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has negative working capital and a deficit in stockholders' equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and acquire/develop a profitable business and achieve profitable operations. Management's plan is sustain its cash flow requirements through related party loans and to ultimately acquire\develop a viable business opportunity. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of March 31, 2005, accumulated deductible expenses incurred since inception of approximately $55,819 resulted in an $11,164 deferred tax asset. A valuation allowance of $11,164 has been provided since

                            VORSATECH VENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

there is no assurance of future taxable income. There is no net operating loss carry forward at March 31, 2005. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. The following is an analysis of deferred tax assets as of March 31, 2005 and 2004

                                               Deferred    Valuation
                                              Tax Assets   Allowance     Balance
                                               --------    --------     --------
Deferred tax assets at March 31, 2004          $  7,453    $ (7,453)    $      0
Additions for the year                            3,711      (3,711)           0
                                               --------    --------     --------

   Deferred tax assets at March 31, 2005       $ 11,164    $(11,164)    $      0
                                               ========    ========     ========

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                               2005        2004
                                                             --------   --------
Expected income tax (benefit) at federal statutory tax rate     20%        20%
Valuation allowance                                            (20)%      (20)%
                                                             --------   --------
Actual income tax (benefit)                                      0%         0%
                                                             ========   ========

EARNINGS (LOSS) PER COMMON SHARE

Basic (loss) per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share (EPS)". EPS for the year ended March 31, 2004, was calculated after giving effect to all stock splits through that date, and was applied retroactively.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

                            VORSATECH VENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which are shareholder advances and accrued payroll, approximate fair values due to the short-term maturities of such instruments.

NOTE 2 - CONTRIBUTED CAPITAL

Contributed capital since inception, was for office overhead of $100 per month for a total of $7,800 as of March 31, 2005, which was provided by management, based on the fair value of such services.

NOTE 3 - RELATED PARTY TRANSACTIONS

In the period from February 23, 2004, through March 31, 2005, the son of the former president of the Company provided on a non-interest bearing and unsecured basis, total funds of $5,861, in addition to legal services during the most recent fiscal year of $6,000. In addition, the son's law firm had maintained a trust account for the benefit of the Company from March 4, 2004 through March 4, 2005, in connection with $15,000 from the sale of common stock of the Company.

The officers/director of the Company are or may, in the future, become involved in other business opportunities. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflict.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

POTENTIAL DILUTION AND CHANGE OF CONTROL

Because of the Company's current status and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

                            VORSATECH VENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


INCOME TAX RETURNS

No income tax returns have been filed since inception of the Company.

NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company accounts for stock-based awards to employees, when applicable, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

SFAS No. 123R was recently issued which replaces SFAS No. 123. It becomes effective in the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. This statement no longer allows a fair value based method which was provided by APB 25. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The revised statement doesn't prescribe a specific valuation technique that is to be used.


NOTE 6 - COMMON STOCK

The Company's history since its formation in Colorado in October 1998 included several issuances of common stock and several reverse stock splits, all of which are included in the accompanying statement of stockholders' equity. The effect of the three reverse stock splits which were 1 for 250, 1 for 500, and 1 for 10, was to reduce founder shares at inception of 10 million, to 1 share.

The Board of Directors of the Company has determined that the value of all shares issued prior to the domestication of the Corporation in Delaware on February 22, 2004 was $.0001 per share. The acquisition of Public Disclosure, Inc. was not pursued after the issuance of 750,000 shares on December 6, 2002, as the Board of Directors at that time decided that another approach to benefit the Company appeared more viable.