Form 10QSB
period 2005-06-30
Vorsatech Ventures, Inc.
filed 2005-08-22
CIK 1293593

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number 000-50601

_________________

VORSATECH VENTURES, INC.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15200 Shady Grove Road, Suite 350
Rockville, Maryland 20850

 (Address of principal executive offices)

(301) 840-3888

(Issuer’s telephone number)

_________________

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

As of August 19, 2005 there were 50,000,713 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

INDEX

PART I.     FINANCIAL INFORMATION

PART II.    OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.        Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Vorsatech Ventures, Inc.
(A Development Stage Company)
(A Delaware Corporation)
Rockville, MD

We have reviewed the accompanying interim financial statements of Vorsatech Ventures, Inc. as of June 30, 2005, and for the three-month period ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
August 19, 2005

VORSATECH VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Rockville, MD

BALANCE SHEETS
	(Unaudited)
	June 30,	March 31,
	2005	2005

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued Compensation	$2,500	$2,500
Related Party Advances	14,861	11,861

Total Current Liabilities	17,361	14,361

Minority Interest	—	—

Shareholders’ Deficit
Preferred Stock - $.0001, Par Value, 20,000,000
Authorized, -0- Issued and Outstanding	—	—
Common Stock - $.0001, Par Value, 250,000,000
Authorized, 2,638,713 Issued and Outstanding	264	264
Additional Paid-In Capital	48,995	48,995
Deficit, Accumulated During the Development Stage	(66,620)	(63,620)

Total Shareholders’ Deficit	(17,361)	(14,361)

Total Liabilities and Shareholders’ Deficit	$—	$—

The accompany notes are an integral part of these financial statements.

VORSATECH VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Rockville, MD

STATEMENTS OF OPERATIONS - UNAUDITED

	Period from Date
	of Inception	Three Months Ended June 30,
	(October 30, 1998)
	Through June 30, 2005	2005	2004

Sales	$—	$—	$—

Expenses
General and Administrative Expenses	66,620	3,000	4,688

Total Expenses	66,620	3,000	4,688

Net Loss for the Period	$(66,620)	$(3,000)	$(4,688)

Net Loss Per Share		(.00)	(.00)

Weighted Average Common Shares Outstanding		2,638,713	2,638,713

The accompany notes are an integral part of these financial statements.

VORSATECH VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Rockville, MD

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

	Number of		Number of		Additional		Total
	Common	Common	Preferred	Preferred	Paid-In	Retained	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity

Inception - October 30, 1998	—	$—	—	$—	$—	$—	$—

Common Stock Issued in Exchange for Services Rendered	378,713	38	—	—	8,536	—	8,574

Common Stock Issued to Acquire Public Disclosure, Inc.	750,000	75	—	—	14,925	—	15,000

Proceeds from Sale of Common Stock	1,500,000	150	—	—	14,850	—	15,000

Common Stock Issued in Exchange for Settlement of Transfer Fees	10,000	1	—	—	2,884	—	2,885

Contributed Services	—	—	—	—	6,600	—	6,600

Net Loss for the Period	—	—	—	—	—	(43,865)	(43,865)

Balance - March 31, 2004	2,638,713	264	—	—	47,795	(43,865)	4,194

Contributed Services	—	—	—	—	300	—	300

Net Loss for the Period	—	—	—	—	—	(4,800)	(4,800)

Balance - June 30, 2004	2,638,713	264	—	—	48,095	(48,665)	(306)

Contributed Services	—	—	—	—	900	—	900

Net Loss for the Period	—	—	—	—	—	(14,955)	(14,955)

Balance - March 31, 2005	2,638,713	264	—	—	48,995	(63,620)	(14,361)

Net Loss for the Period	—	—	—	—	—	(3,000)	(3,000)

Balance - June 30, 2005	2,638,713	$264	—	$—	$48,995	$(66,620)	$(17,361)

The accompany notes are an integral part of these financial statements.

VORSATECH VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Rockville, MD

STATEMENTS OF CASH FLOWS - UNAUDITED

	Period from
	Date of Inception	Three Months Ended June 30,
	(October 30, 1998)
	Through June 30, 2005	2005	2004

Cash Flows from Operating Activities

Net Loss	$(66,620)	$(3,000)	$(4,800)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Contributed Services	7,800	—	300
Common Stock Issued in Exchange for Services	8,574	—	—
Common Stock Issued for Acquisition	15,000	—	—
Common Stock Issued in Exchange for Expenses	2,885	—	—
(Increase) Decrease in Assets:
Trust Fund	—	—	2,389
Increase (Decrease) in Liabilities:
Accounts Payable	—	—	1,000
Accrued Compensation	2,500	—	625

Net Cash Used in Operating Activities	(29,861)	(3,000)	(486)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Related Party Advances	14,861	3,000	486
Sale of Common Stock	15,000	—	—

Net Cash Provided by Financing Activities	29,861	3,000	486

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

The accompany notes are an integral part of these financial statements.

VORSATECH VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Rockville, MD

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Vorsatech Ventures, Inc. (the Company), formerly Apex Pharmaceuticals, Inc., Apex Resources, Inc., Biotech Industries, Inc. and Valuship, Ltd., is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It was formed on October 30, 1998 in Colorado and domesticated from Colorado to the Commonwealth of the Bahamas and then to the State of Delaware on February 22, 2004. Since inception, it has had no operations. The Company’s fiscal year end is March 31.

The Company’s objective was to either acquire a business, whose operations will be sufficient to sustain positive cash flows and achieve profitable operations, or acquire the assets of a business and proceed to develop them.

The Company’s parent is Berlin Capital Investments, Inc. located in Vancouver, BC, which is owned and controlled by the Company’s president / secretary / treasurer / sole director / and attorney.

Entry into a Material Definitive Agreement - On June 14, 2005, the Company entered into a Share Exchange Agreement whereby the Company will issue 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra, Inc., an Illinois corporation that owns all the registered capital of six foreign owned companies organized under the laws of the People’s Republic of China.

Pursuant to the terms of the Agreement, the Company expects there will be approximately 50,000,713 shares of common stock issued and outstanding after giving effect to the Exchange and share cancellation as described in the Share Exchange Agreement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting method - The Company uses the accrual method of accounting for financial statement and tax return purposes. The accrual method of accounting recognizes revenues when earned and expenses when incurred.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, trade payables, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

Related party transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Cash and cash equivalents - Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Income taxes - The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of June 30, 2005, accumulated deductible expenses incurred since inception of approximately $58,819 resulted in a $14,164 deferred tax asset. A valuation allowance of $14,164 has been provided since there is no assurance of future taxable income. There is no net operating loss carry forward at June 30, 2005. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. The following is an analysis of deferred tax assets as of June 30, 2005:

	Deferred Tax Assets	Valuation Allowance	Balance

Deferred Tax Assets at March 31, 2005	$11,164	$(11,164)	$—
Additions for the Period	3,000	(3,000)	—

Deferred Tax Assets at June 30, 2005	$14,164	$(14,164)	$—

The following is reconciled from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended December 31:

	2005	2004

Expected Income Tax (Benefit) at Federal Statutory Tax Rate	20%	20%
Valuation Allowance	(20%)	(20%)

Actual Income Tax (Benefit)	0%	0%

Recently Issued Accounting Standards - In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended June 30, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

NOTE 2 - COMMON STOCK

The Company’s history since its formation in Colorado in October 1998 included several issuances of common stock and several reverse stock splits, all of which are included in the accompanying statement of stockholders’ equity. The effect of the three reverse stock splits which were 1 for 250, 1 for 500, and 1 for 10, was to reduce founder shares at inception of 10 million, to 1 share.

The Board of Directors of the Company has determined that the value of all shares issued prior to the domestication of the Corporation in Delaware on February 22, 2004, was $.0001 per share. The acquisition of Public Disclosure, Inc. was not pursued after the issuance of 750,000 shares on December 6, 2002, as the Board of Directors at that time decided that another approach to benefit the Company appeared more viable.

NOTE 3 - SUBSEQUENT EVENT

The Share Exchange - On July 15, 2005, Vorsatech issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra that owns all the registered capital of six companies organized under the laws of the People’s Republic of China per the share exchange agreement (Note 1).

As a result of this Exchange, Synutra became a wholly owned subsidiary of Vorsatech.

The Exchange occurred pursuant to a Share Exchange Agreement.

Immediately prior to the Exchange, Vorsatech had 2,638,713 outstanding shares of common stock and no outstanding shares of preferred stock. Vorsatech’s Certificate of Incorporation provides for authorized capital of two hundred and seventy million shares (270,000,000) of which two hundred and fifty million (250,000,000) are $0.0001 par value common stock and twenty million (20,000,000) are $0.0001 par value preferred stock. Prior to the Exchange, Thomas Braun, the sole director and officer of Vorsatech, and his affiliates owned 2,200,000 shares of Vorsatech common stock. Pursuant to the Exchange, Vorsatech cancelled approximately 1,517,500 shares of common stock owned by Mr. Braun and his affiliates reducing their ownership to 682,500 shares, resulting in the total issued and outstanding shares of Vorsatech common stock equaling 1,121,213 shares.

Pursuant to the Exchange, Vorsatech issued 46,000,000 shares of its common stock in exchange for all of the outstanding capital stock of Synutra held by Beams Power Investment Limited and Strong Gold Finance Ltd., 2,844,500 shares were issued to various financial consultants and/or their designees and 35,000 shares to a finder. Therefore, the total issued and outstanding shares of Vorsatech’s common stock equals 50,000,713 shares after giving effect to the Exchange.

As a result of the Exchange, the stockholders of Vorsatech immediately prior to the Exchange own approximately 1,121,213 shares, or approximately 2% of the issued and outstanding shares of Vorsatech’s common stock and Vorsatech is now controlled by the former stockholders of Synutra.

The Share Exchange Agreement was determined through arms’-length negotiations between Vorsatech and Synutra.

Immediately following the completion of the Exchange, all of the existing members of Vorsatech’s board of directors and all of its executive officers resigned and new appointees were elected to Vorsatech’s board of directors.

On June 29, 2005, Vorsatech filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder regarding the following change in a majority of Vorsatech’s Board of Directors in accordance with the terms of the Share Exchange Agreement.

Item 2.        Management Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company and compliance with regulatory requirements. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

Overview

Prior to the consummation of the share exchange referred to below, the Company was considered a development stage company with limited assets or capital and with no operations or income.

On July 15, 2005, Vorsatech issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra, Inc., that owns all the registered capital of six companies organized under the laws of the People’s Republic of China per a share exchange agreement dated June 14, 2005.

As a result of this Exchange, Synutra became a wholly owned subsidiary of Vorsatech.

Immediately prior to the Exchange, Vorsatech had 2,638,713 outstanding shares of common stock and no outstanding shares of preferred stock. Vorsatech’s Certificate of Incorporation provides for authorized capital of two hundred and seventy million shares (270,000,000) of which two hundred and fifty million (250,000,000) are $0.0001 par value common stock and twenty million (20,000,000) are $0.0001 par value preferred stock. Prior to the Exchange, Thomas Braun, the sole director and officer of Vorsatech, and his affiliates owned 2,200,000 shares of Vorsatech common stock. Pursuant to the Exchange, Vorsatech cancelled approximately 1,517,500 shares of common stock owned by Mr. Braun and his affiliates reducing their ownership to 682,500 shares, resulting in the total issued and outstanding shares of Vorsatech common stock equaling 1,121,213 shares.

Pursuant to the Exchange, Vorsatech issued 46,000,000 shares of its common stock in exchange for all of the outstanding capital stock of Synutra held by Beams Power Investment Limited and Strong Gold Finance Ltd., 2,844,500 shares were issued to various financial consultants and/or their designees and 35,000 shares to a finder. Therefore, the total issued and outstanding shares of Vorsatech’s common stock equals 50,000,713 shares after giving effect to the Exchange.

As a result of the Exchange, the stockholders of Vorsatech immediately prior to the Exchange own approximately 1,121,213 shares, or approximately 2% of the issued and outstanding shares of Vorsatech’s common stock and Vorsatech is now controlled by the former stockholders of Synutra.

The Share Exchange Agreement was determined through arms’-length negotiations between Vorsatech and Synutra.

Immediately following the completion of the Exchange, all of the existing members of Vorsatech’s board of directors and all of its executive officers resigned and new appointees were elected to Vorsatech’s board of directors.

On June 29, 2005, Vorsatech filed with the Securities and Exchange Commission an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder regarding the following change in a majority of Vorsatech’s Board of Directors in accordance with the terms of the Share Exchange Agreement.

As a result of the changes in the fundamental business operations and financial position of the Company, the unaudited financial statements for the quarter ended June 30, 2004 included in this Form 10-QSB are not indicative of future operations. Accordingly, a discussion and analysis of Synutra’s financial condition and results of operations follows after the discussion of Vorsatech. Subsequent to that discussion, is certain financial information relating to Synutra, Inc., for the relevant periods. The complete financial statements relating to Synutra, Inc. are included in the Form 8-K/A of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a description of accounting policies, which we consider critical to the preparation and understanding of our financial statements. In addition, certain amounts included in or affecting our financial statements and related disclosure must be estimated, which requires us to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Actual results may differ from these estimates under different assumptions or conditions. The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. We believe that the following critical accounting policies set forth below involve the most significant judgments and estimates used in the preparation of our financial statements. We evaluate these policies on an ongoing basis, based upon historical results and experience, consultation with experts, trends and other methods we consider reasonable in the particular circumstances, as well as our forecasts as to how these might change in the future.

Accounting Method

The Company uses the accrual method of accounting which recognizes revenues when earned and expenses when incurred.

Income Taxes

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (“SFAS” No. 109), “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business, and then they may be charged against operations over a 60-month period or permanently capitalized.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Sales

Sales for each of the quarters ended June 30, 2005 and 2004 was $-0- as the Company did not have a product available for sale.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2005 was $3,000 compared to $4,688 for the quarter ended June 30, 2004. The decrease in general and administrative expenses was due primarily to fewer transfer/registration expenses.

Income tax

There was no income tax for each of the quarters ended June 30, 2005 and 2004. As a result of the Company not being operational as of June 30, 2005, accumulated deductible expenses incurred since inception must be deferred until the Company commences business. Then, those expenses may be charged against operations over a 60-month period or permanently capitalized. As of June 30, 2005, accumulated deductible expenses incurred since inception of approximately $58,819 resulted in a $14,164 deferred tax asset. A valuation allowance of $14,164 has been provided since there is no assurance of future taxable income.

Net Loss

The net loss for the quarter ended June 30, 2005 decreased by US$1,688 or 36.0% to a net loss of $3,000 from a net loss of $4,688 for the quarter ended June 30, 2004 due to the factors discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS FOR SYNUTRA, INC.

Overview

Synutra owns all of the equity interests of six companies in the People’s Republic of China, or the PRC, each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children and pregnant women and nursing mothers under the brand name of “Sheng Yuan”, and for adults under the brand name of “YiPin”, each contributed 89% and 11% of 2004’s revenue.

Synutra was incorporated in the State of Illinois in 2000. At that time, Synutra was wholly owned by companies controlled by Mr. Liang Zhang, Synutra’s Chairman of the Board and Chief Executive Officer. Mr. Zhang formed Synutra to become a holding company for the six companies in China that he and his affiliates controlled that have been engaged in the production, marketing, packaging and development of dairy based nutritional products for infants, children and adults beginning in 1998. Since Synutra’s incorporation in 2000, it has increased its investment in these subsidiaries and Mr. Zhang has transferred all of his and his affiliates’ ownership in the six companies directly to Synutra, which transfer was completed at the end of March 2005. Synutra currently owns 100% of the following subsidiaries:

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under the brand name of “Sheng Yuan” (primarily for infants and child nutritional products) and “YiPin” for adult dairy based nutritional products. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in 1998 by Beijing Honnete Dairy Co., Ltd., an affiliate of Mr. Liang Zhang. In 2003, Mr. Zhang transferred 40% of his ownership to Synutra, and then transferred the balance of the ownership to Synutra in 2005.

Qingdao ST George Dairy Co., Ltd. is engaged in the packaging, shipping and distribution of all of Synutra’s products. Qingdao ST George Dairy Co., Ltd. was formed in 2001 by Sheng Zhi Da Dairy Group, Co., Ltd., an affiliate of Mr. Liang Zhang, and Synutra where 60% of the company was owned by Sheng Zhi Da Dairy Group, Co., Ltd. and 40% by Synutra. In 2005, Mr. Zhang transferred the 60% of Qingdao ST George Dairy Co., Ltd. owned by Sheng Zhi Da Dairy Group Co., Ltd. to Synutra.

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products under the brand name of “Yipin”. In 2004, Mr. Liang Zhang acquired 100% of the interest of Beian Olisong Dairy Co., Ltd. which changed its name to Beian. In 2005, Mr. Zhang transferred 100% of his ownership in Beian to Synutra.

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing Synutra’s products for infants and children under the brand name of “Sheng Yuan.” Loubei was formed in 2001 by Mr. Liang Zhang. In 2003, Mr. Zhang transferred 33% of his ownership to Synutra and then transferred the balance of the ownership to Synutra in 2005.

Quindao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Quindao Mother and Infant Nutrition Research Company Limited was formed in 2004 by Mr. Liang Zhang. In 2005, Mr. Zhang transferred 100% of his ownership to Synutra.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in 2004 by Chaibei Sheng Yuan Diary Co., Ltd., an affiliate of Mr. Zhang and Synutra as a joint venture. In 2005, Chaibei Sheng Yuan Diary Co., Ltd. was merged into Zhangjiakou resulting in Synutra owing 100% of Zhangjiakou.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Revenues

The Company recognizes product sales generally at the time the product is shipped and title passes to the customer and collectibility is reasonably assured. Revenues are presented net of any sales tax or value added tax. Shipping and handling costs are included in selling and distribution expenses.

The Company typically extends credit to its customers. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivables. The Company evaluates the credit risk of its customers by analyzing its accounts receivables aging, utilizing, among other factors, historical data, the customer’s financial condition, general economic conditions and estimates of future performance. The Company applies similar procedures to determine the value of the Company’s other receivables.

The Company typically records a 100% allowance for accounts receivable that have been outstanding in excess of one year. For accounts receivable that have been outstanding for less than one year, the Company determines an appropriate allowance based on the age of the accounts receivable after consideration of any specific circumstances.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

Income Taxes

The Company records a tax provision to reflect the expected tax payable on taxable income in the applicable jurisdiction for the period, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous periods. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property, plant and equipment and certain intangible assets. In assessing the impairment of such assets, the Company periodically makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions indicate that the carrying amount may not be recoverable, the Company records impairment charges for these assets at such time.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Sales

Sales increased by $8,162,653 or 83.5% to $17,936,927 for the three months ended June 30, 2005 as compared to $9,774,274 for the three months ended June 30, 2004. Sales increased due to the fact that since September 2004, the Company implemented new market strategies by boosting selling prices by 15%, creating new product packages, introducing new formula lines, moving into new markets outside of medium sized urban areas which together resulted in increased sales volume and reduced cost of goods sold in proportion to the increase in sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2005 increased to $8,456,140 from $5,212,703 for the three months ended June 30, 2004. The increase in cost of sales was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increase.

Gross Profit

Gross profit was $9,480,787 or 52.9% of sales for the three months ended June 30, 2005, as compared to gross profit of $4,561,571 or 46.7% of sales for the three months ended June 30, 2004, an increase of $4,919,216. With sales increasing in 2005 compared to 2004, the Company experienced an increase in both gross profit and gross margin, beating the gross margin target of 50% the management set for its operations for calendar year 2005. It was noteworthy that in the infant formula sector the Company’s gross profit margin rose from 38% in 2003 to 53%. This increase was primarily a result of increased sales price and reduction in the unit cost of goods sold.

Selling Expenses

Selling expenses decreased by $127,106 to $1,814,977 for the three months ended June 30, 2005, as compared to $1,942,083 for the three months ended June 30, 2004. The decrease in selling and distribution expenses in 2005 as compared to 2004 was a result of reduced transportation and management expenses. The major components of selling expenses are wages, transportation, and supermarket expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $1,972,704 or 51.6% to $5,792,981 for the three months ended June 30, 2005, as compared to $3,820,277 for the three months ended June 30, 2004 as a result of increased promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $318,170 or 58.8% to $859,501 for the three months ended June 30, 2005, as compared to $541,331 for the three months ended June 30, 2004, as a result of increased consulting and advisory service expenses. The major components of general and administrative expenses are wages, depreciation and management expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense included in costs and expenses was $337,558 for the three months ended June 30, 2005, as compared to $289,790 for the three months ended June 30, 2004, as a result of the acquisition of fixed assets in 2004 and 2005 to support increased business activities.

Income from Operations

As a result of the aforementioned factors, income from operations was $1,013,328 for the three months ended June 30, 2005, as compared to loss from operations of $(1,742,120) for the three months ended June 30, 2004.

Non-Operating Income

Non-operating income was $1,242,038 for the three months ended June 30, 2005, as compared to $161,205 for the three months ended June 30, 2004.

Interest Expense

Interest expense was $415,286 for the three months ended June 30, 2005, as compared to $256,083 for the three months ended June 30, 2004.

Non-Operating Expense

Non-operating expense was $89,734 for the three months ended June 30, 2005, as compared to $203,023 for the three months ended June 30, 2004.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $25,566 and $14,988 for the three months ended June 30, 2005 and 2004, respectively.

China has a preferential tax policy for foreign direct investment enterprises that provides for income taxes to be cancelled for the first two profitable years. Of the six consolidated subsidiaries, only one was liable for income taxes, because this subsidiary was a domestic company subject to levy at the time of reporting period, while the others were all not liable either because of tax holiday treatment or because of loss-making status at time of reporting periods. Accordingly, for the three months ended June 30, 2005 and 2004, the taxable subsidiary incurred a provision for taxes at the rate of 33%.

Net Income

The net income for the three months ended June 30, 2005 increased by $3,779,789 or 183.9% to a net income of $1,724,780 from a net loss of $2,055,009 for the three months ended June 30, 2004 due to the factors discussed above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Sales

Sales increased by $13,838,314 or 63.4% to $35,653,011 for the six months ended June 30, 2005 as compared to $21,814,697 for the six months ended June 30, 2004. Sales increased due to the fact that since September 2004, the Company implemented new market strategies by boosting selling prices by 15%, creating new product packages, introducing new formula lines, moving into new markets outside of medium sized urban areas which together resulted in increased sales volume and reduced cost of goods sold in proportion to the increase in sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2005 increased to $16,221,955 from $11,814,529 for the six months ended June 30, 2004. The increase in cost of sales was a result of increase in purchase of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increase.

Gross Profit

Gross profit was $19,431,056 or 54.5% of sales for the six months ended June 30, 2005, as compared to gross profit of $10,000,168 or 45.8% of sales for the six months ended June 30, 2004, an increase of $9,430,888. With sales increasing in 2005 compared to 2004, the Company experienced an increase in both gross profit and gross margin, beating the gross margin target of 50% the management set for its operations for calendar year 2005. It was noteworthy that in the infant formula sector the Company’s gross profit margin rose from 38% in 2003 to 53%. This increase was primarily a result of increased sales price and reduction in the unit cost of goods sold.

Selling Expenses

Selling expenses increased by $1,713,988 to $6,377,780 for the six months ended June 30, 2005, as compared to $4,663,792 for the six months ended June 30, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was a result of increased transportation and management expenses. The major components of selling expenses are wages, transportation, and supermarket expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $2,902,906 or 65.8% to $7,312,450 for the six months ended June 30, 2005, as compared to $4,409,544 for the six months ended June 30, 2004 as a result of increased promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $447,084 or 43.3% to $1,478,951 for the six months ended June 30, 2005, as compared to $1,031,867 for the six months ended June 30, 2004, as a result of increased consulting and advisory service expenses. The major components of general and administrative expenses are wages, depreciation and management expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense included in costs and expenses was $657,239 for the six months ended June 30, 2005, as compared to $608,067 for the six months ended June 30, 2004, as a result of the acquisition of fixed assets in 2004 and 2005 to support increased business activities.

Income from Operations

As a result of the aforementioned factors, income from operations was $4,261,875 for the six months ended June 30, 2005, as compared to loss from operations of $105,035 for the six months ended June 30, 2004.

Non-Operating Income

Non-operating income was $1,388,472 for the six months ended June 30, 2005, as compared to $184,889 for the six months ended June 30, 2004.

Interest Expense

Interest expense was $643,876 for the six months ended June 30, 2005, as compared to $465,693 for the six months ended June 30, 2004.

Non-Operating Expense

Non-operating expense was $153,561 for the six months ended June 30, 2005, as compared to $212,855 for the six months ended June 30, 2004.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $57,252 and $34,063 for the six months ended June 30, 2005 and 2004, respectively.

China has a preferential tax policy for foreign direct investment enterprises that provides for income taxes to be cancelled for the first two profitable years. Of the six consolidated subsidiaries, only one was liable for income taxes, because this subsidiary was a domestic company subject to levy at the time of reporting period, while the others were all not liable either because of tax holiday treatment or because of loss-making status at time of reporting periods. Accordingly, for the six months ended June 30, 2005 and 2004, the taxable subsidiary incurred a provision for taxes at the rate of 33%.

Net Income

The net income for the six months ended June 30, 2005 increased by $5,428,415 or 858.9% to a net income of $4,795,658 from a net loss of $632,757 for the six months ended June 30, 2004 due to the factors discussed above.

Financial Condition - June 30, 2005:

Liquidity and Capital Resources:

Operating

The Company’s operations generated cash resources of $4,092,435 for the six months ended June 30, 2005, as compared to utilizing cash resources of $8,936,231 for the six months ended June 30, 2004, primarily as a result of cash generated in 2005 from sales and decreases to accounts receivable. At June 30, 2005, the Company had cash and cash equivalents of $18,942,707 as compared to cash and cash equivalents of $15,982,451 at December 31, 2004. The Company had a working deficit of $14,796,307 at June 30, 2005, as compared to a working deficit of $17,837,239 at December 31, 2004, reflecting current ratios of .723:1 and .648:1, respectively. The decline in working deficit by $3,040,931 during the six months ended June 30, 2005 was primarily a result of the Company’s net cash increase of $2,960,256 from sales receipts.

The Company’s net cash from operating activities was ($8,936,231) on June 30, 2004, $3,341,905 on December 31, 2004 and $4,092,435 on June 30, 2005, while the net debts were $50,438,621, $55,494,391, and $58,162,079 respectively. The net cash over net debt ratios improved over time from -17.72% for June 30, 2004, to 6.02% for December 31, 2004, and to 7.02% for June 30, 2005, improving the Company’s credit worthiness.

Since 2004, growth of the Company’s pretax earnings continues to outpace by an average factor of 10 times the interest payments over current liabilities.

The company expects that the bank loans and notes payables characterized as current liabilities in the financial statements will be routinely extended in their terms or automatically renewed annually by the creditors.

Net accounts receivable decreased to $1,981,883 at June 30, 2005, as compared to $3,085,904 at December 31, 2004, a decrease of $1,104,021 as a result of faster collections.

Inventories increased to $6,445,632 at June 30, 2005, as compared to $6,263,574 at December 31, 2004, an increase of $182,058 or 2.9%, primarily as a result of increase in raw material purchase.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending March 31, 2006 by net cash provided by operating activities (or surplus from operating cash flow).

Investing

During the six months ended June 30, 2005, the Company utilized $3,571,955 in investing activities, the major components of which were the acquisition of property and equipment of $1,268,729, investment in construction in progress of $1,686,057, and cash paid to related companies of $635,453. During the six months ended June 30, 2004, the Company utilized $5,625,738 in investing activities, the major components of which were the acquisition of property and equipment of $1,324,912, investment in construction in progress of $1,629,052 and cash paid to related companies of $2,502,091.

Financing

During the six months ended June 30, 2005, the Company generated $2,410,258 in financing activities, the major components of which were proceeds from bank loans of $1,208,240, and proceeds from notes payable of $1,697,578. During the six months ended June 30, 2004, the Company generated $14,077,925 in financing activities, the major components of which were cash received from related companies of $12,850,153

At June 30, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Inflation and Currency Matters:

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the USD would adversely affect the Company’s financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People’s Bank of China.

As China has been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government’s currency policies, the Company does not believe that such an action would have a detrimental effect on the Company’s operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.28 at June 30, 2005 and December 31, 2004.

Quantitative and Qualitative Disclosures about Market Risk:

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 point basis change in the Company’s average debt interest rate would not have a material effect on the Company’s results of operations.

With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the USD would have a detrimental effect on the Company’s operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect the Company’s results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

As the Company’s debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123R in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not yet determined the impact, if any, that SFAS No. 123R will have on its financial statement presentation or disclosures.

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$18,942,707	$15,982,451
Short Term Investment - at Market	49,127	48,789
Trade Receivables, Net of Provisions	1,981,883	3,085,904
Other Receivables, Net of Provisions	2,307,626	1,526,230
Notes Receivable	32,260	210,865
Inventory	6,445,632	6,263,574
Prepaid Expenses	637,790	741,806
Due from Related Companies	5,315,317	4,679,864
Deferred Costs	2,820,469	284,708

Total Current Assets	38,532,811	32,824,191

Property, Plant and Equipment, Net of Accumulated Depreciation	13,798,085	13,186,595

Other Assets
Intangible Assets, Net of Accumulated Amortization	311,934	163,695
Construction In Progress	15,361,024	13,674,967
Other Assets	1,950	—

Total Assets	$68,005,804	$59,849,448

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2005	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$5,403,080	$3,953,138
Other Payables	3,280,428	4,322,557
Notes Payable	21,150,245	19,452,667
Deposit Received from Customers	1,396,714	1,401,190
Bank Loans	13,508,125	12,299,885
Accrued Expenses	1,233,880	704,551
Due to Related Companies	7,356,646	8,527,442

Total Current Liabilities	53,329,118	50,661,430

Long Term Liabilities
Bank Loans	4,832,961	4,832,961

Total Liabilities	58,162,079	55,494,391

Minority Interest	—	1,364,710

Shareholders’ Equity
Registered Capital	10,000	10,000
Additional Paid-in Capital	7,671,394	6,996,158
Reserve	45,804	45,804
Retained Earnings (Deficit)	2,307,807	(3,852,561)
Accumulated Comprehensive Income (Loss)	(191,280)	(209,054)

Total Shareholders’ Equity	9,843,725	2,990,347

Total Liabilities and Shareholders’ Equity	$68,005,804	$59,849,448

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Sales	$35,653,011	$21,814,697	$17,936,927	$9,774,274

Cost of Sales	16,221,955	11,814,529	8,456,140	5,212,703

Gross Profit	19,431,056	10,000,168	9,480,787	4,561,571

Selling Expenses	6,377,780	4,663,792	1,814,977	1,942,083
Advertising and Sales Promotion	7,312,450	4,409,544	5,792,981	3,820,277
General and Administrative Expenses	1,478,951	1,031,867	859,501	541,331

Income (Loss) from Operations	4,261,875	(105,035)	1,013,328	(1,742,120)

Other Income	1,388,472	184,889	1,242,038	161,205

Other Expenses
Interest Expense	643,876	465,693	415,286	256,083
Other Expenses	153,561	212,855	89,734	203,023

Total Other Expenses	797,437	678,548	505,020	459,106

Income (Loss) from Operations Before Provision for Income Taxes	4,852,910	(598,694)	1,750,346	(2,040,021)

Income Taxes - Current	57,252	34,063	25,566	14,988

Net Income (Loss) Before Minority Interest	4,795,658	(632,757)	1,724,780	(2,055,009)

Minority Interest	1,364,710	850,980	(576)	1,338,944

Net Income (Loss)	6,160,368	218,223	1,724,204	(716,065)

Comprehensive Income (Loss)
Foreign Currency Translation	29,518	441	35,069	—
Unrealized Loss on Investment	(11,744)	(7,177)	(8,192)	(12,542)

Comprehensive Income (Loss)	$6,178,142	$211,487	$1,751,081	$(728,607)

OVERVIEW

Item 3.        Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)      Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 2.        Changes In Securities and Small Business Issuer Purchases of Equity Securities.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORSATECH VENTURES, INC.
Dated: August 22, 2005	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer