Form 10QSB
period 2005-09-30
Synutra International, Inc.
filed 2005-11-15
CIK 1293593

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number 000-50601

SYNUTRA INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15200 Shady Grove Road, Suite 350
Rockville, Maryland 20850
 (Address of principal executive offices)

(301) 840-3888
(Issuer’s telephone number)

Vorsatech Ventures, Inc.
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

As of November 10, 2005, there were 50,000,713 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	March 31, 2005
ASSETS	USD	USD
Current Assets
Cash and Cash Equivalents	18,668,290	16,085,403
Short Term Investment - at Market	37,805	45,237
Trade Receivables, Net of Provisions	2,365,950	1,968,235
Other Receivables, Net of Provisions	2,770,987	1,745,985
Notes Receivable	—	27,790
Inventory	6,940,879	6,757,021
Prepaid Expenses	453,839	721,623
Due from Related Companies	8,092,176	8,082,451
Deferred Costs	1,750,437	383,869
Total Current Assets	41,080,363	35,817,613
Property, Plant and Equipment, Net of Accumulated Depreciation	13,791,605	13,887,012
Other Assets
Intangible Assets, Net of Accumulated Amortization	299,157	334,392
Construction In Progress	19,606,113	14,152,518
Total Assets	74,777,238	64,191,535

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	March 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY	USD	USD
Current Liabilities
Accounts Payable	6,762,480	4,966,997
Other Payables	5,079,337	4,400,130
Notes Payable	21,393,342	19,821,180
Deposit Received from Customers	671,578	540,843
Bank Loans	13,785,450	12,299,885
Accrued Expenses	1,729,432	899,555
Due to Related Companies	8,312,469	8,808,904
Total Current Liabilities	57,734,087	51,737,494
Long Term Liabilities
Bank Loans	4,932,182	4,832,961
Total Liabilities	62,666,270	56,570,455
Minority Interest	—	(576)
Shareholders’ Equity
Registered Capital	10,000	10,000
Additional Paid-in Capital	7,417,793	7,200,409
Reserve	45,804	45,804
Accumulated Comprehensive Income (Loss)	425,847	(218,158)
Retained Earnings	4,211,524	583,603
Total Shareholders’ Equity	12,110,968	7,621,658
Total Liabilities and Shareholders’ Equity	74,777,238	64,191,535

SYNUTRA, INC.

Rockville, MD

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30 USD		Six Months Ended September 30 USD
	2005	2004	2005	2004
Sales	25,838,851	13,000,754	43,775,778	22,775,028
Cost of Sales	10,965,478	6,215,673	19,421,618	11,428,376
Gross Profit	14,873,373	6,785,081	24,354,160	11,346,652
Selling Expenses	3,910,023	3,036,702	5,725,000	4,978,785
Advertising and Sales Promotion	6,824,110	3,091,012	12,617,091	6,911,289
General and Administrative Expenses	2,065,390	641,055	2,924,891	1,182,386
Income (Loss) from Operations	2,073,850	16,312	3,087,178	(1,725,808)
Other Income	425,184	(198,166)	1,667,222	(36,961)
Other Expenses
Interest Expenses	304,261	304,293	719,547	560,376
Other Expenses	11,622	31,658	101,356	234,681
Total Other Expenses	315,884	335,951	820,904	795,057
Income (Loss) from Operations Before Provisions for Income Taxes	2,183,150	(517,804)	3,933,496	(2,557,825)
Income Taxes - Current	279,433	22,806	304,999	37,794
Net Income (Loss) Before Minority Interest	1,903,717	(540,610)	3,628,497	(2,595,619)
Minority Interest	—	884,905	576	(454,039)
Other Transfer		(134,285)		(134,285)
Net Income (Loss)	1,903,717	(1,559,800)	3,627,921	(2,275,865)
Comprehensive Income (Loss)
Foreign Currency Translation	617,128	363,275	652,197	363,275
Unrealized Loss on Investment	—	—	(8,192)	(12,542)
Comprehensive Income (Loss)	2,520,845	(1,196,525)	4,271,926	(1,925,132)
Earnings Per Share (EPS)
EPS Basic and Diluted	0.04	(0.03)	0.07	(0.05)
Weighted Average Shares Basic and Diluted	50,000,713	50,000,713	50,000,713	50,000,713

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30
	2004 USD	2005 USD
Cash Flows from Operating Activities
Net Income	(2,275,865)	3,627,921
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Minority Interest	(454,039)	576
Depreciation and Amortization	734,156	745,816
Bad Debts	2,199	4,214
(Increase) Decrease in Assets:
Inventory	(1,201,999)	(183,858)
Trade Receivables, Net of Provisions	(1,198,957)	(401,870)
Other Receivables, Net of Provisions	9,945,812	(1,025,058)
Intangible Assets	18,852	35,235
Prepaid Expenses,	786,142	267,784
Deferred Costs and Other Assets	(869,818)	(1,366,568)
Increase (Decrease) in Liabilities:
Accounts Payable	(301,307)	1,795,483
Other Payables	945,816	679,208
Accrued Expenses	(1,164,589)	829,878
Deposit Received from Customers	185,614	130,735
Net Cash Provided By (Used in) Operating Activities	5,152,017	5,139,496

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Continued

	Six Months Ended September 30
	2004 USD	2005 USD
Cash Flows from Investing Activities
Cash Purchase of Short Term Investments	11,330	7,431
Acquisition of Property, Plant and Equipment	(939,521)	(650,411)
Cash Used for Construction in Progress	(3,137,952)	(5,453,595)
Notes Receivable - Cash Received (Cash Paid)	200,782	27,790
Due from Related Companies - Cash Paid	(24,108,445)	(9,725)
Net Cash Used in Investing Activities	(27,973,806)	(6,078,510)
Cash Flows from Financing Activities
Proceeds from Bank Loans	2,906,265	1,584,787
Proceeds from (Repayment of) Notes Payable	1,211,776	1,572,161
Capital Contributions - Stockholders	(1,174,434)	217,385
Due to Related Companies - Cash Received (Cash Paid)	17,856,840	(496,435)
Net Cash Provided by Financing Activities	20,800,447	2,877,897
Effect of Exchange Rate Changes on Cash and Cash Equivalents	242,383	644,005
Net Change in Cash and Cash Equivalents	(1,778,959)	2,582,888
Cash and Cash Equivalents - Beginning of Period	13,737,303	16,085,403
Cash and Cash Equivalents - End of Period	11,958,344	18,668,290
SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest Paid	560,376	719,547
Taxes Paid	37,074	304,999

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In USD	Registered Capital	Additional Paid-In Capital	Reserve	Retained Earnings(Deficit)	Accumulated Comprehensive Income(Loss)	Total Stockholder’s Equity
Balance December 31, 2004	10,000	6,996,158	45,804	(3,852,561)	(209,054)	2,990,347
Net Income(Loss)	—	—	—	4,436,164	—	4,436,164
Other Comprehensive Income (Loss)	—	—	—	—	(9,104)	(9,104)
Capital Contributions	—	204,251	—	—	—	204,251
Balance March 31, 2005	10,000	7,200,409	45,804	583,603	-218,158	7,621,658
Net Income(Loss)	—	—	—	1,724,204	—	1,724,204
Other Comprehensive Income (Loss)	—	—	—	—	26,877	26,877
Capital Contributions	—	470,985	—	—	—	470,985
Balance June 30, 2005	10,000	7,671,394	45,804	2,307,807	(191,281)	9,843,724
Net Income(Loss)	—	—	—	1,903,717	—	1,903,717
Other Comprehensive Income (Loss)	—	—	—	—	617,128	617,128
Shareholder Distributions	—	(253,601)	—	—	—	(253,601)
Balance September 30, 2005	10,000	7,417,793	45,804	4,211,524	425,847	12,110,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basics of Presentation

The unaudited condensed consolidated financial statements of Synutra International, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements. These interim financial statements should read in conjunction with that report.

Description of Business

The Company is a Delaware corporation that at September 30, 2005 owns 100% of six subsidiary companies in the People’s Republic of China (“PRC” or “China”). These six subsidiaries are all principally engaged in different stages of the production, distribution, and sales of dairy based infant formulas and other nutritional products. The Company’s extensive sales network covers 24 provinces, 227 cities, and more than 800 countries throughout China. In 2004, the Company’s infant formula market share was rated number eight among international manufacturers and number three among domestic manufacturers in China. The Company’s fiscal year end is March 31.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting method

The Company uses the accrual method of accounting for financial statement. The accrual method of accounting recognizes revenues when earned and expenses when incurred.

Principles of Consolidation

The consolidated financial statements as of September 30, 2005, the related consolidated statements of income for the three-month and six-month periods ended September 30, 2005 and 2004, and the related consolidated statements of cash flows and stockholders’ equity statement for the six-month periods ended September 30, 2005 and 2004 are unaudited. All significant inter-company balances and transactions have been eliminated in the consolidation.

The following companies are consolidated for financial statement presentation:

Company	Incorporation Date
Qingdao St. George Dairy Co. Ltd.	September 2001
Qingdao Shengyuan Dairy Co., Ltd.	January 1998
Chabei Shengyuan Dairy Co., Ltd.	February 2002
Heilongjiang Luobei Shengyuan Food Co. Ltd.	April 2001
Bei’an Yipin Dairy Co. Ltd.	June 2004
Qingdao Women and Children Nutrition Research Co. Ltd.	April 2004
Zhangjiakou Shengyuan Co. Ltd.	March 2004

Income taxes

Taxation authorities in China grant long term registered foreign investment companies engaged in manufacturing with preferential tax relief programs that include a 2-year tax holiday and a 3-year 50% tax abatement, applicable from the first profit-making year in operation. For example, a company would receive a tax holiday in the first 2 years of operation from the date of its first consecutive profit-making year, and a 50% tax abatement for the 3rd through 5th year in operation. When a company commences its operation during a year where the profit-making period is shorter than 6 months, the company may choose to start counting the period of the tax holiday and abatement years from the following year, but the net profit of that year becomes taxable.

During the 2005 tax year, the taxation responsibilities of the Company’s subsidiaries in China are each described as follows:

Chabei Shengyuan Dairy Co. Ltd: not liable to levy in years before 2005. Net profit is taxable at a 33% rate in 2005.

Zhangjiakou Shengyuan Co. Ltd: subject to 33% income tax for year 2005, and elected to apply for a tax holiday and abatement for year 2006.

Heilongjiang Luobei Shengyuan Dairy Co. Ltd: subject to 33% income tax in current year and elected to apply for a tax holiday and abatement for 2006.

Qingdao St George Dairy Co. Ltd: subject to 24% income tax, accorded tax holiday and abatement for 2004.

Qingdao Shengyuan Dairy Co. Ltd: subject to 30% income tax.

Bei’an Yipin Dairy Co. Ltd: subject to 33% income tax currently, accorded tax holiday and abatement for 2004.

Qingdao Women and Children Nutrition Research Co. Ltd: subject to 33% income tax.

Foreign currency translation - The reporting currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in Renminbi (“RMB”). Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates prevailing at that date. Non-monetary assets and liabilities in other currencies are translated at historical rates. Exchange differences are recognized in the income statement in the period in which they arise. In recent months the RMB has been under growing pressure to appreciate against a basket of foreign currencies, including the USD. As of September 30, 2005, the exchange rate was approximately USD $1.00 to RMB 8.11, about a 2% appreciation from the year end 2004 exchange rate of about 8.3 RMB yuan to 1 US dollar.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

Intangible assets - Intangible assets represent technology know-how. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

Trade receivables and allowance for bad debts - The Company presents trade, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. Trade receivables generated from credit sales have general credit terms of 45 to 60 days. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue recognition - Revenues from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer. Revenues consist of the invoice value for the sale of goods and services net of value-added tax ("VAT"), rebates and discounts. The Company is subject to the following surtaxes, which are recorded as deductions from gross sales: 5% City Construction Tax and Education Supplementary Tax (levied at 3 - 4% of net VAT payable).

Shipping and handling fees - Shipping and handling fees are expensed as incurred and are classified as selling expenses.

Research and development expenses - Research and development costs are classified as general and administrative expenses and are expensed as incurred.

Advertising costs - Advertising costs are expensed as incurred and are classified as selling expenses.

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

NOTE 2 - SUPPLEMENT OF FINANCIAL INFORMATION

RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three months ended September 30, 2005 and March 31, 2005:

	September 30 USD	March 31 USD
Sales to Related Companies
Beijing Kelqin Dairy Company, Ltd.	1,603,378	122,199
Sheng Zhi Da Dairy Group Corp.	103,894	550,042
Heilongjiang Baoquanling Shengyuan Dairy Company, Ltd.	1,387,668	806,289
St. Angel (Beijing Business Service)	375,508	113,443
Beijing Ao Naier Feed Stuff LLC	—	16,523
Beijing Honnete Dairy Corporation, Ltd.	175,614	1,495,053
Beijing luding Dairy Company, Ltd.	153,609	—
Total Sales to Related Companies	3,799,670	3,103,549

NOTE 3 - COMMON STOCK

The Share Exchange - On July 15, 2005, the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra, Inc., an Illinois corporation (“Synutra Illinois”) that owns all the registered capital of six companies organized under the laws of the People’s Republic of China (the “Exchange”).

As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of the Company.

The Exchange occurred pursuant to a Share Exchange Agreement dated as of June 14, 2005 among the Company, Thomas Braun, Beams Power Investment Limited, Strong Gold Finance Ltd and Synutra Illinois.

Immediately prior to the Exchange, the Company had 2,638,713 outstanding shares of common stock and no outstanding shares of preferred stock. The Company’s Certificate of Incorporation provides for authorized capital of two hundred and seventy million shares (270,000,000) of which two hundred and fifty million (250,000,000) are $0.0001 par value common stock and twenty million (20,000,000) are $0.0001 par value preferred stock. Prior to the Exchange, Thomas Braun, the sole director and officer of the Company, and his affiliates owned 2,200,000 shares of the Company common stock. Pursuant to the Exchange, the Company cancelled approximately 1,517,500 shares of common stock owned by Mr. Braun and his affiliates reducing their ownership to 682,500 shares, resulting in the total issued and outstanding shares of the Company common stock equaling 1,121,213 shares.

Pursuant to the Exchange, the Company issued 46,000,000 shares of its common stock in exchange for all of the outstanding capital stock of Synutra Illinois held by Beams Power Investment Limited and Strong Gold Finance Ltd., 2,844,500 shares were issued to various financial consultants and/or their designees and 35,000 shares to a finder. Therefore, the total issued and outstanding shares of the Company’s common stock were 50,000,713 shares after giving effect to the Exchange.

As a result of the Exchange, the stockholders of the Company immediately prior to the Exchange owned approximately 1,121,213 shares, or approximately 2% of the issued and outstanding shares of the Company’s common stock and the Company is now controlled by the former stockholders of Synutra Illinois.

The Share Exchange Agreement was determined through arms’-length negotiations between the Company and Synutra Illinois.

Immediately following the completion of the Exchange, all of the existing members of the Company’s board of directors and all of its executive officers resigned and new appointees were elected to the Company’s board of directors.

On September 9, 2005 the Company changed its name to Synutra International, Inc.

Although the Company acquired Synutra Illinois pursuant to the Exchange, the Exchange was treated as a “reverse merger” whereby Synutra Illinois is considered to be the accounting acquirer. As such, the results of operations are those of Synutra Illinois.

Item 2.    Management Discussion and Analysis or Plan of Operation.

Overview

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of six companies in the People’s Republic of China, (“China” or the “PRC”), each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children and pregnant women and nursing mothers under the brand name of “Sheng Yuan”, and for adults under the brand name of “YiPin”, each contributed 89% and 11% of 2004’s revenue. In September 2005, Synutra launched a new rice cereal product line. As supplemental foods to infant and children formula products, rice cereal products possess significant growth potential. At the same time, Synutra also began to make and sell non-fat dry milk as well as anhydrous milk-fat.

Synutra Illinois was incorporated in the State of Illinois in 2000. At that time, Synutra Illinois was wholly owned by companies controlled by Mr. Liang Zhang, Synutra’s Chairman of the Board and Chief Executive Officer. Mr. Zhang formed Synutra Illinois to become a holding company for the six companies in China that he and his affiliates controlled that have been engaged in the production, marketing, packaging and development of dairy based nutritional products for infants, children and adults beginning in 1998. Since the incorporation of Synutra Illinois in 2000, it has increased its investment in these subsidiaries and Mr. Zhang has transferred all of his and his affiliates’ ownership in the six companies directly to Synutra Illinois, which transfer was completed at the end of March 2005. Synutra Illinois currently owns 100% of the following subsidiaries:

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

On July 15, 2005, the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra Illinois (the “Exchange”).

As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of the Company.

The Exchange occurred pursuant to a Share Exchange Agreement dated as of June 14, 2005 among the Company, Thomas Braun, Bearns Power Investment Limited, Strong Gold Finance Ltd and Synutra Illinois.

Immediately prior to the Exchange, the Company had 2,638,713 outstanding shares of common stock and no outstanding shares of preferred stock. The Company’s Certificate of Incorporation provides for authorized capital of two hundred and seventy million shares (270,000,000) of which two hundred and fifty million (250,000,000) are $0.0001 par value common stock and twenty million (20,000,000) are $0.0001 par value preferred stock. Prior to the Exchange, Thomas Braun, the sole director and officer of the Company, and his affiliates owned 2,200,000 shares of the Company common stock. Pursuant to the Exchange, the Company cancelled approximately 1,517,500 shares of common stock owned by Mr. Braun and his affiliates reducing their ownership to 682,500 shares, resulting in the total issued and outstanding shares of the Company common stock equaling 1,121,213 shares.

Pursuant to the Exchange, the Company issued 46,000,000 shares of its common stock in exchange for all of the outstanding capital stock of Synutra Illinois held by Beams Power Investment Limited and Strong Gold Finance Ltd., 2,844,500 shares were issued to various financial consultants and/or their designees and 35,000 shares to a finder. Therefore, the total issued and outstanding shares of the Company’s common stock were 50,000,713 shares after giving effect to the Exchange.

As a result of the Exchange, the stockholders of the Company immediately prior to the Exchange owned approximately 1,121,213 shares, or approximately 2% of the issued and outstanding shares of the Company’s common stock and the Company is now controlled by the former stockholders of Synutra Illinois.

The Share Exchange Agreement was determined through arms’-length negotiations between the Company and Synutra Illinois.

Immediately following the completion of the Exchange, all of the existing members of the Company’s board of directors and all of its executive officers resigned and new appointees were elected to the Company’s board of directors.

On September 9, 2005 the Company changed its name to Synutra International, Inc. (OCTBB: SYUT).

Although the Company acquired Synutra Illinois pursuant to the Exchange, the Exchange was treated as a “reverse merger” whereby Synutra Illinois is considered to be the accounting acquirer. As such, the results of operations are those of Synutra Illinois.

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

For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company also has a concentration of credit risk due to geographic sales as a majority of its products are marketed and sold in the PRC.

(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 5% per annum. The Company's income and cash flows are substantially independent of changes in market interest rates. The Company has no significant interest-bearing assets. The Company's policy is to maintain all of its borrowings in fixed rate instruments.

Cash and cash equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Short Term Investments - The Company has classified its short term investment as Available-for-Sale. Available-for-Sale securities are stated at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses are included in income (expense). The cost of securities sold is based on the specific identification method.

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. .

Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is provided using the straight-line method over the assets estimated useful life for periods ranging from five to fifty years. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

Impairment of long-lived assets - Long-lived assets, such as property, plant and equipment and other non-current assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Sales

Sales increased by $12,838,097 or 98.75% to $25,838,851 for the three months ended September 30, 2005 as compared to $13,000,754 for the three months ended September 30, 2004. Sales increased due to greater market penetration as a result of various measures including changes made by management to incentive structures and policies affecting the Synutra sales force. Such changes strengthened promotional efforts in the medium-sized city markets and rural markets of China by modifying sales force incentive programs through aligning bonuses with sales performance. The increase in sales also reflects the overall industry growth acceleration in the current year. Management estimates that the infant formula industry in China has grown faster than its traditional natural growth due to increased consumer recognition and acceptance of the products, especially Synutra’s name-brand product. Management believes Synutra name brand product lines have gained recognition in the marketplaces where it operates and thus has captured a greater portion of the increased growth experienced by the industry. In addition, management believes premium products with a higher margin have grown faster in the period across the industry. Since September 2004, Synutra has launched entire lines of premium product and introduced new product packaging along with significant price increases. The sales increases are attributable to the following components: from a volume increase of 1,851 tons year on year, resulting in an increase of $8,736,922 in gross sales; from average selling price increases of $393 per ton year on year, resulting in an increase of $1,080,865 in gross sales; sales growth attributable to combination of volume and price increases year on year is $726,600; and new product launches for $2,291,010 in gross sales increase.

Cost of Sales

Cost of sales for the three months ended September 30, 2005 increased to $10,965,478 from $6,215,673 for the three months ended September 30, 2004. The increase in cost of sales was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases. Corresponding to volume increase of 1,851 tons of products in gross sales, the cost of sales increased by $4,178,422 year on year. Due to the reduction in unit cost of sales, the average selling cost decreased by $271 per metric ton year on year, resulting in a cost of sales reduction of $744,866. Due to a combination of sales volume increases and unit cost of sales reductions, the cost of sales decreased by $500,728. New products accounted for $1,816,977 in the total cost of sales for the period.

Gross Profit

Gross profit was $14,873,373 or 57.56% of sales for the three months ended September 30, 2005. Comparable gross profit was $14,399,340 or 61.15% of sales for the three months ended September 30, 2005, as compared to gross profit of $6,785,081 or 52.19% of sales for the three months ended September 30, 2004, an increase of $7,614,259. Non-comparable product lines produced a gross profit of $474,033 this quarter. With sales increasing in 2005 compared to 2004, the Company experienced an increase in both gross profit and gross margin, exceeding the gross margin target of 50% the management set for its operations for calendar year 2005. This increase was primarily a result of increased sales and gross margins at the same time. Due to implementation of targeted sales incentive programs, higher margin lines of products increased more, resulting in the increase in gross margin.

Selling Expenses

Selling expenses increased by $873,321 to $3,910,023 for the three months ended September 30, 2005, as compared to $3,036,702 for the three months ended September 30, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was a result of reduced transportation and management expenses. The major components of selling expenses are wages, transportation, and supermarket expenses. The increase in average compensation to the sales force constitutes most of the increase in selling expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $3,733,099 or 120.77% to $6,824,110 for the three months ended September 30, 2005, as compared to $3,091,012 for the three months ended September 30, 2004 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $1,424,335 or 222.19% to $2,065,390 for the three months ended September 30, 2005, as compared to $641,055 for the three months ended September 30, 2004, as a result of increased consulting and advisory service expenses. The major components of general and administrative expenses are wages, depreciation and management expenses.

Income from Operations

As a result of the aforementioned factors, income from operations was $2,073,850 for the three months ended September 30, 2005, as compared to $16,312 for the three months ended September 30, 2004.

Non-Operating Income

Non-operating income was $425,184 for the three months ended September 30, 2005, as compared to $(198,166) for the three months ended September 30, 2004. None-operating income was generated through manufacturing of by-products such as anhydrous milk fat and non fat dry milk, as well as private label manufacturing, including toll drying of formulated powder products or toll packaging.

Interest Expense

Interest expense was $304,261, for the three months ended J September 30, 2005, as compared to $304,293 for the three months ended September 30, 2004.

Non-Operating Expense

Non-operating expense was $11,622 for the three months ended September 30, 2005, as compared to $31,658 for the three months ended September 30, 2004.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $279,433 and $22,806 for the three months ended September 30, 2005 and 2004, respectively. The difference in income tax provisions was due to election of preferential tax relief treatment periods for 2006 by Heilongjiang Luobei Shengyuan Dairy Co. Ltd and Zhangjiakou Shengyuan Dairy Co. Ltd as elaborated above.

Net Income

Net income for the three months ended September 30, 2005 increased by $3,463,517 to $ 1,903,717 from ($1,559,800) for the three months ended September 30, 2004 due to the factors discussed above.

Earnings Per Share

Earnings per share were $0.04 for the three months ended September 30, 2005.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004.

Sales

Sales increased by $21,000,750 or 92.21% to $43,775,778 for the six months ended September 30, 2005 as compared to $22,775,028 for the six months ended September 30, 2004. Sales increased due to greater market penetration as a result of various measures including changes made by management to incentive structures and policies affecting the Synutra sales force. Such changes strengthened promotional efforts in medium-sized city markets and rural markets by modifying sales force incentive programs through aligning bonuses with sales performance. The increase in sales also reflects the overall industry growth acceleration in the current year. Management estimates that the infant formula industry in China has grown faster than its traditional natural growth due to increased consumer recognition and acceptance of the Company’s products, especially its name-brand products. Management believes Synutra name brand product lines have gained recognition in the marketplaces where it operates and has captured a greater portion of the increased growth experienced by the industry. In addition, the management believes premium products with a higher margin have grown faster in the period across the industry. Since September 2004, Synutra has launched entire lines of premium products and introduced new product packaging along with significant price increases. The sales increases are attributable to the following components: from a volume increase of 2,491 tons year on year, resulting in increase of $9,999,205 in gross sales; from average selling price increases of $1,067 per ton year on year, resulting in an increase of $ 6,053,007 in gross sales; sales growth attributable to combination of volume and price increases year on year is $ 2,657,528; and new product launches for $2,291,010 in gross sales increase.

Cost of Sales

Cost of sales for the six months ended September 30, 2005 increased to $19,421,618 from $11,428,376 for the six months ended September 30, 2004. The increase in cost of sales was a result of increase in purchase of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increase. Corresponding to volume increase of 2,491 tons of products in gross sales, the cost of sales increased by $5,017,543 year on year. Due to reduction in unit cost of sales, the average selling cost decreased by $142 per metric ton year on year, resulting in a cost of sales reduction of $805,204. Due to a combination of sales volume increase and unit cost of sales reduction, the cost of sales decreased by $353,519. New products accounted for $1,816,977 in the total cost of sales for the period.

Gross Profit

Gross profit was $24,354,160 or 55.63% of sales for the six months ended September 30, 2005. Comparable gross profit was $23,880,127 or 57.56% of sales for the six months ended September 30, 2005, as compared to gross profit of $11,346,652 or 49.82% of sales for the six months ended September 30, 2004, an increase of $12,533,475. Non-comparable product lines produced a gross profit of $474,033 in the period. With sales increasing in 2005 compared to 2004, the Company experienced an increase in both gross profit and gross margin, exceeding the gross margin target of 50% the management set for its operations for calendar year 2005. This increase was primarily a result of increased sales and gross margins at the same time. Due to implementation of targeted sales incentive programs, higher margin lines of products increased more, resulting in the increase in gross margin.

Selling Expenses

Selling expenses increased by $746,215 to $5,725,000 for the six months ended September 30, 2005, as compared to $4,978,785 for the six months ended September 30, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was a result of increased transportation and management expenses. The major components of selling expenses are wages, transportation, and supermarket expenses. Increase in average compensation to the sales force constitute of the increase in selling expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $5,705,803 or 82.56% to $12,617,091 for the six months ended September 30, 2005, as compared to $6,911,289 for the six months ended September 30, 2004 as a result of increased promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $1,724,505 or 147.37% to $2,924,891 for the six months ended September 30, 2005, as compared to $1,182,386 for the six months ended September 30, 2004, as a result of increased consulting and advisory service expenses. The major components of general and administrative expenses are wages, depreciation and management expenses.

Income from Operations

As a result of the aforementioned factors, income from operations was $3,087,178 for the six months ended September 30, 2005, as compared to loss from operations of $1,725,808 for the six months ended September 30, 2004.

Non-Operating Income

Non-operating income was $1,667,222 for the six months ended September 30, 2005, as compared to ($36,961) for the six months ended September 30, 2004. None-operating income was generated through manufacturing of by-products such as anhydrous milk fat and non fat dry milk, as well as private label manufacturing, including toll drying of formulated powder products or toll packaging.

Interest Expense

Interest expense was $719,547 for the six months ended September 30, 2005, as compared to $560,376 for the six months ended September 30, 2004.

Non-Operating Expense

Non-operating expense was $101,356 for the six months ended September 30, 2005, as compared to $234,681 for the six months ended September 30, 2004.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $304,999 and $37,794 for the six months ended September 30, 2005 and 2004, respectively. The variance in income tax provisions are due to election of preferential tax relief treatment periods for 2006 by Heilongjiang Luobei Shengyuan Dairy Co. Ltd and Zhangjiakou Shengyuan Dairy Co. Ltd as elaborated above.

Net Income

The net income for the six months ended September 30, 2005 increased by $5,903,787 to a net income of $3,627,921 from a net loss of $2,275,865 for the six months ended September 30, 2004 due to the factors discussed above.

Earnings Per Share

Earnings per share were $0.07 for the six months ended September 30, 2005.

Financial Condition - September 30, 2005:

Liquidity and Capital Resources

Operating

The Company’s operations generated cash resources of $5,139,496 for the six months ended September 30, 2005, as compared to utilizing cash resources of $5,152,017 for the six months ended September 30, 2004, primarily as a result of cash generated in 2005 from sales and decreases to accounts receivable. At September 30, 2005, the Company had cash and cash equivalents of $18,668,290 as compared to cash and cash equivalents of $16,085,403 at March 31, 2005. The Company had a working capital deficit of $16,653,724 at September 30, 2005, as compared to a working capital deficit of $15,919,880 at March 31, 2005, reflecting current ratios of 71.15% and 69.23%, respectively.

Since 2004, growth of the Company’s pretax earnings continues to outpace by an average factor of about 10 times the interest payments over current liabilities, demonstrating the Company’s ability to meet interest payment of current liabilities with cash from operations. In addition, management believes much of the bank loans and notes payables booked as current liabilities are readily extended in revolving terms.

Net accounts receivable increased to $2,365,950 at September 30, 2005, as compared to $1,968,235 at March 31, 2005, an increase of $397,715.

Inventories increased to $6,940,879 at September 30, 2005, as compared to $6,757,021 at March 31, 2005, an increase of $183,858 or 2.72%, primarily as a result of increase in raw material purchases.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending March 31, 2006 by net cash provided by operating activities (or surplus from operating cash flow).

Investing

During the six months ended September 30, 2005, the Company utilized $6,078,510 in investing activities, the major components of which were the acquisition of property and equipment of $650,411, investment in construction in progress of $5,453,595, and cash paid to related companies of $9,725 During the six months ended September 30, 2004, the Company utilized $27,973,806 in investing activities, the major components of which were the acquisition of property and equipment of $939,521, investment in construction in progress of $3,137,952 and cash paid to related companies of $24,108,445.

Financing

During the six months ended September 30, 2005, the Company generated $2,877,897 in financing activities, the major components of which were proceeds from bank loans of $1,584,787, and proceeds from notes payable of $1,572,161. During the six months ended September 30, 2004, the Company generated $20,800,447 in financing activities, the major components of which were proceeds from bank loans of $2,906,265 and proceeds from notes payable of $17,856,840.

As of September 30, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Macroeconomic Conditions and Currency Matters

In the most recent decade, the Chinese economy has experienced sustained periods of rapid growth as well as occasional elevated rates of inflation or deflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and stabilize consumer prices. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The RMB is not yet freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, currency fluctuation of the RMB against the USD mainly affect the Company’s financial performance when measured in USD. In the event of a significant devaluation of the RMB against the USD, the Company’s numbers will likely appear proportionally lower than would otherwise, whereas a RMB currency appreciation will make these numbers appear larger as measured in USD.

Although in the previous decade the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In recent months, actually, the RMB has been under growing pressure to appreciate against a basket of foreign currencies, including the USD. As of September 30, 2005, the exchange rate was approximately USD $1.00 to RMB 8.11, about a 2% appreciation from the year end 2004 exchange rate of about 8.3 RMB yuan to 1 US dollar.

Quantitative and Qualitative Disclosures about Market Risk

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

OVERVIEW

Item 2.     Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2005, pursuant to a Share Exchange Agreement dated as of June 14, 2004 by and among the Company, Thomas Braun, Berlin Capital Investments, Inc, Beams Power Investment Limited, Strong Gold Finance Ltd. and Synutra (the “Share Exchange Agreement”), the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra, Inc., an Illinois corporation (“Synutra”). Of these, 36,000,000 shares were issued to Beams Power Investment Limited and 10,000,000 shares were issued to Strong Gold Finance Ltd. Beams Power Investment Limited and Strong Gold Finance Ltd. previously owned all the shares of Synutra. 2,844,500 shares were issued to various financial consultants and/or their designees. 35,000 shares were issued to a finder. These securities were issued by the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

On August 18, 2005, the stockholders of the Company, acting by consent, approved a name change of the Company from Vorsatech Ventures, Inc. to Synutra International, Inc.

Item 5.     Other Information.

None.

Item 6.     Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Dated: November 10, 2005	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer