Form 10QSB
period 2005-12-31
Synutra International, Inc.
filed 2006-02-14
CIK 1293593

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number 000-50601

SYNUTRA INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	13-4306188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes ☐     No ☒

As of January 20, 2006, there were 50,000,713 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐     No ☒

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,2005	March 31,2005
ASSETS	USD	USD
Current Assets
Cash and Cash Equivalents	$19,727,274	$16,085,403
Short Term Investment - at Market	42,276	45,237
Trade Receivables, Net of Provisions	1,418,545	1,968,235
Other Receivables, Net of Provisions	2,525,362	1,745,985
Notes Receivable	94,226	27,790
Inventory	11,479,627	6,757,021
Prepaid Expenses	176,650	721,623
Due from Related Companies	7,696,812	8,082,451
Deferred Costs	7,126	383,869
Total Current Assets	$43,167,897	$35,817,613
Property, Plant and Equipment, Net of Accumulated Depreciation	13,940,346	13,887,012
Other Assets
Intangible Assets, Net of Accumulated Amortization	283,892	334,392
Construction In Progress	19,967,212	14,152,518
Total Assets	$77,359,348	$64,191,535

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED BALANCE SHEETS (UNAUDITED) Continued

	December 31,2005	March 31,2005
LIABILITIES AND SHAREHOLDERS’ EQUITY	USD	USD
Current Liabilities
Accounts Payable	10,122,306	4,966,997
Other Payables	4,983,331	4,400,128
Notes Payable	17,795,624	19,821,180
Deposit Received from Customers	1,482,530	540,843
Bank Loans	12,366,484	12,299,885
Accrued Expenses	148,937	899,555
Due to Related Companies	9,266,276	8,808,904
Total Current Liabilities	$56,165,488	$51,737,492
Long Term Liabilities
Bank Loans	4,932,182	4,832,961
Total Liabilities	$61,097,670	$56,570,453
Minority Interest	-	(576)
Shareholders’ Equity
Registered Capital	10,000	10,000
Additional Paid-in Capital	7,618,289	7,200,409
Reserve	45,804	45,804
Retained Earnings	7,989,142	583,603
Accumulated Comprehensive Income (Loss)	598,443	(218,158)
Total Shareholders’ Equity	16,261,678	7,621,658
Total Liabilities and Shareholders’ Equity	$77,359,348	$64,191,535

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended Dec31,		Nine Months Ended Dec31,
	USD		USD
	2005	2004	2005	2004
Sales	$30,517,635	$16,967,956	$74,293,412	$39,742,984
Cost of Sales	13,869,681	8,775,545	33,291,299	20,203,921
Gross Profit	$16,647,953	$8,192,411	$41,002,113	$19,539,063
Selling Expenses	5,440,177	1,727,673	11,165,177	6,706,458
Advertising and Sales Promotion	5,439,493	2,245,178	18,056,584	9,156,467
General and Administrative Expenses	1,281,265	1,033,343	4,206,155	2,215,729
Income (Loss) from Operations	$4,487,018	$3,186,217	$7,574,196	$1,460,409
Other Income (Expenses)	(64,834)	673,507	1,602,388	636,546
Other Expenses
Interest Expense	299,429	379,666	1,018,976	940,042
Other Expenses	136,586	70,093	237,942	304,774
Total Other Expenses	$436,015	$449,759	$1,256,918	$1,244,816
Income (Loss) from Operations Before Provision for Income Taxes	3,986,169	3,409,964	7,919,666	852,139
Income Taxes - Current	208,552	18,875	513,551	56,669
Net Income (Loss) Before Minority Interest	3,777,618	3,391,089	7,406,115	795,470
Minority Interest	-	2,563,701	576	2,243,946
Net Income (Loss)	$3,777,618	$827,388	$7,405,539	($1,448,476)
Comprehensive Income (Loss)
Foreign Currency Translation	172,596	(441,214)	824,793	(77,939)
Unrealized Loss on Investment	-	(10,222)	(8,192)	(22,764)
Comprehensive Income (Loss)	$3,950,214	$375,952	$8,222,140	($1,549,179)
Earnings per Share (EPS)
EPS Basic and Diluted	$0.08	$0.01	$0.16	($0.03)
Weighted Average Shares Basic and Diluted	50,000,713	50,000,713	50,000,713	50,000,713

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31
USD	2005	2004
Cash Flows from Operating Activities
Net Income	$7,405,539	($1,314,192)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Minority Interest	576	2,109,662
Depreciation and Amortization	1,082,140	1,056,814
Bad Debts	4,214	62,606
(Increase) Decrease in Assets:
Inventory	(4,722,607)	166,191
Trade Receivables, Net of Provisions	549,690	(1,841,769)
Other Receivables, Net of Provisions	(779,377)	11,135,933
Intangible Assets	35,235	-
Prepaid Expenses	544,974	66,331
Deferred Costs and Other Assets	376,743	40,670
Increase (Decrease) in Liabilities:
Accounts Payable	5,155,309	(595,949)
Other Payables	452,011	(1,186,740)
Accrued Expenses	(750,618)	(1,350,980)
Deposit Received from Customers	941,688	539,890
Net Cash Provided By (Used in) Operating Activities	$10,295,518	$8,888,467

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Continued

	Nine Months Ended December 31
USD	2005	2004

Cash Flows from Investing Activities
Cash Purchase of Short Term Investments	7,431	11,330
Acquisition of Property, Plant and Equipment	(993,492)	(854,059)
Cash Proceeds from Sales of Fixed Assets	-	52,775
Cash Used for Construction in Progress	(5,814,694)	(12,746,910)
Notes Receivable	(66,436)	(10,083)
Purchase of Intangible Assets	(4,213)	-
Due from Related Companies	385,639	(2,190,100)
Net Cash Used in Investing Activities	($6,485,765)	($15,737,046)
Cash Flows from Financing Activities
Bank Loans	165,821	2,899,776
Notes Payable	(2,025,556)	7,370,265
Capital Contributions - Stockholders	417,880	419
Due to Related Companies - Cash Received	457,372	(1,098,796)
Net Cash Provided by Financing Activities	($984,483)	$9,171,665
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$816,602	($77,939)
Net Change in Cash and Cash Equivalents	3,641,872	2,245,148
Cash and Cash Equivalents - Beginning of Period	16,085,403	13,737,303
Cash and Cash Equivalents - End of Period	$19,727,274	$15,982,451
SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest Paid	1,018,976	930,959
Taxes Paid	513,551	89,689

SYNUTRA, INC.

Rockville, MD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In USD	Registered Capital	Additional Paid-In Capital	Reserve	Retained Ernings (Deficit)	Accumulated Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance - March 31, 2005	$10,000	$7,200,409	$45,804	$583,603	($218,158)	$7,621,658
Net Income(Loss)	-	-	-	1,724,204	-	1,724,204
Other Comprehensive Income (Loss)	-	-	-	-	26,877	26,877
Capital contributions	-	470,985	-	-	-	470,985
Balance - June 30, 2005	$10,000	$7,671,394	$45,804	$2,307,807	($191,281)	$9,843,724
Net Income(Loss)	-	-	-	1,903,717	-	1,903,717
Other Comprehensive Income (Loss)	-	-	-	-	617,128	617,128
Additions to Reserve	-	-	-	-	-	-
Shareholder Distributions	-	(253,601)	-	-	-	(253,601)
Balance - September 30, 2005	$10,000	$7,417,793	$45,804	$4,211,524	$425,847	$12,110,968
Net Income(Loss)	-	-	-	3,777,618	-	3,777,618
Other Comprehensive Income (Loss)	-	-	-	-	172,596	172,596
Additions to Reserve	-	-	-	-	-	-
Capital contributions	-	200,496	-	-	-	200,496
Balance - December 31 2005	$10,000	$7,618,289	$45,804	$7,989,142	$598,443	$16,261,678

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

Description of Business

The Company is a Delaware corporation that at December 31, 2005 owned 100% of six subsidiary companies in the People’s Republic of China (“PRC” or “China”). These six subsidiaries are all principally engaged in different stages of the production, distribution, and sales of dairy based infant formulas and other nutritional products. The Company’s extensive sales network covers 24 provinces, 227 cities, and more than 800 counties throughout China. In 2004, the Company’s infant formula market share was rated number eight among international manufacturers and number three among domestic manufacturers in China. The Company’s fiscal year end is March 31.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting method

The Company uses the accrual method of accounting for financial statement. The accrual method of accounting recognizes revenues when earned and expenses when incurred.

Principles of Consolidation

The consolidated financial statements as of December 31, 2005, the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2005 and 2004, and the related consolidated statements of cash flows and stockholders’ equity statement for the nine-month periods ended December 31, 2005 and 2004 are unaudited. All significant inter-company balances and transactions have been eliminated in the consolidation.

The following companies are consolidated for financial statement presentation:

Company	Incorporation Date
Qingdao St. George Dairy Co. Ltd.	September 2001
Qingdao Shengyuan Dairy Co. Ltd.	January 1998
Chabei Shengyuan Dairy Co. Ltd.*	February 2002
Heilongjiang Luobei Shengyuan Food Co. Ltd.	April 2001
Bei’an Yipin Dairy Co. Ltd.	June 2004
Qingdao Women and Children Nutrition Research Co. Ltd.	April 2004
Zhangjiakou Shengyuan Co. Ltd.*	March 2004
* Chabei Shengyuan and Zhangjiakou Shengyuan completed a merger as of August, 2005 and Zhangjiakou emerged as the surviving entity from the merger.

Income taxes

Taxation authorities in China grant long term registered foreign investment companies engaged in manufacturing with preferential tax relief programs that include a 2-year tax holiday and a 3-year 50% tax abatement, applicable from the first profit-making year in operation. For example, a company would receive a tax holiday in the first 2 years of operation from the date of its first consecutive profit-making year, and a 50% tax abatement for the 3rd through 5th year in operation. When a company commences its operations during a year where the profit-making period is shorter than 6 months, the company may choose to start counting the period of the tax holiday and abatement years from the following year, but the net profit of that year becomes taxable.

During the 2005 tax year, the taxation responsibilities of the Company’s subsidiaries in China are each described as follows:

Chabei Shengyuan Dairy Co. Ltd: not liable to levy in years before 2005. Net profit is taxable at a 33% rate in 2005.

Zhangjiakou Shengyuan Co. Ltd: subject to 33% income tax for year 2005 and elected to apply for a tax holiday and abatement for year 2006.

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

Qingdao Women and Children Nutrition Research Co. Ltd: subject to 33% income tax.

Foreign currency translation - The reporting currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in Renminbi (“RMB”). Transactions in other currencies are translated into the reporting currencies at exchange rates prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies at the balance sheet date are re-translated at exchange rates prevailing at that date. Non-monetary assets and liabilities in other currencies are translated at historical rates. Exchange differences are recognized in the income statement in the period in which they arise. In recent months the RMB has been under growing pressure to appreciate against a basket of foreign currencies, including the USD. As of December 31, 2005, the exchange rate was approximately USD $1.00 to RMB 8.07, about a 2.8% appreciation from the year end 2004 exchange rate of about 8.3 RMB yuan to 1 US dollar.

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

Trade receivables and allowance for bad debts - The Company presents trade, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectible payments. Trade receivables generated from credit sales have general credit terms of 45 to 60 days. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

NOTE 2 - SUPPLEMENT OF FINANCIAL INFORMATION

RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three months ended December 31, 2005 and March 31, 2005:

Total Purchases from Related Companies	December 31, 2005	March 31, 2005
Beijing Kelqin Dairy Company, Ltd.	510,971	95,699
Sheng Zhi Da Dairy Group Corp.	1,141,249	981,822
Heilongjiang Baoquanling Shengyuan Dairy Company, Ltd.	3,480,097	2,064,482
Beijing Honnete Dairy Corporation, Ltd.	3,061,772	-
Total Purchases	$8,194,089	$3,142,003

Total Sales to Related Companies	December 31, 2005	March 31, 2005
Beijing Kelqin Dairy Company, Ltd.	-	122,199
Sheng Zhi Da Dairy Group Corp.	90,168	550,042
Heilongjiang Baoquanling Shengyuan Dairy Company, Ltd.	1,143,581	806,289
St. Angel (Beijing Business Service)	410,054	113,443
Beijing Ao Naier Feed Stuff LLC	-	16,523
Beijing Honnete Dairy Corporation, Ltd.	10,843,021	1,495,053
Total Sales to Related Companies	$12,486,824	$3,103,549

 NOTE 3 - COMMON STOCK

The Share Exchange - On July 15, 2005, the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra, Inc., an Illinois corporation (“Synutra Illinois”) that owned all the registered capital of six companies organized under the laws of the People’s Republic of China (the “Exchange”).

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

On September 9, 2005, the Company changed its name to Synutra International, Inc.

Although the Company acquired Synutra Illinois pursuant to the Exchange, the Exchange was treated as a “reverse merger” whereby Synutra Illinois is considered to be the accounting acquirer. As such, the results of operations are those of Synutra Illinois.

Item 2.    Management Discussion and Analysis or Plan of Operation.

Overview

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of six companies in the People’s Republic of China, (“China” or the “PRC”), each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children and pregnant women and nursing mothers under the brand name of “Sheng Yuan”, and for adults under the brand name of “YiPin”. These two product lines contributed approximately 90% and 10%, respectively, to the Company’s 2004 revenue. In September 2005, Synutra launched a new rice cereal product line. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant growth potential. At the same time, Synutra also began to make and sell non-fat dry milk as well as anhydrous milk-fat.

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

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under the brand name of “Sheng Yuan” (primarily for infants and child nutritional products) and “YiPin” for adult dairy based nutritional products. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in 1998 by Beijing Honnete Dairy Co., Ltd., an affiliate of Mr. Liang Zhang. In 2003, Mr. Zhang transferred 40% of his ownership to Synutra Illinois, and then transferred the balance of the ownership to Synutra Illinois in 2005.

Qingdao ST George Dairy Co., Ltd. is engaged in the packaging, shipping and distribution of all of Synutra’s products. Qingdao ST George Dairy Co., Ltd. was formed in 2001 by Sheng Zhi Da Dairy Group, Co., Ltd., an affiliate of Mr. Liang Zhang, and Synutra Illinois where 60% of the company was owned by Sheng Zhi Da Dairy Group, Co., Ltd. and 40% by Synutra Illinois. In 2005, Mr. Zhang transferred the 60% of Qingdao ST George Dairy Co., Ltd. owned by Sheng Zhi Da Dairy Group Co., Ltd. to Synutra Illinois.

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products under the brand name of “Yipin”. In 2004, Mr. Liang Zhang acquired 100% of the interest of Beian Olisong Dairy Co., Ltd. which changed its name to Beian. In 2005, Mr. Zhang transferred 100% of his ownership in Beian to Synutra Illinois.

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing Synutra’s products for infants and children under the brand name of “Sheng Yuan.” Loubei was formed in 2001 by Mr. Liang Zhang. In 2003, Mr. Zhang transferred 33% of his ownership to Synutra Illinois and then transferred the balance of the ownership to Synutra Illinois in 2005.

Quindao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Quindao Mother and Infant Nutrition Research Company Limited was formed in 2004 by Mr. Liang Zhang. In 2005, Mr. Zhang transferred 100% of his ownership to Synutra Illinois.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in 2004 by Chaibei Sheng Yuan Diary Co., Ltd., an affiliate of Mr. Zhang and Synutra Illinois as a joint venture. In 2005, Chaibei Sheng Yuan Diary Co., Ltd. was merged into Zhangjiakou resulting in Synutra Illinois owing 100% of Zhangjiakou.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004.

Sales

Sales increased by $13,549,678 or79.85% to $30,517,635 for the three months ended December 31, 2005 as compared to $16,967,956 for the three months ended December 31, 2004. Sales increased due to greater market penetration as a result of various measures including changes made by management to incentive structures and policies affecting the Synutra sales force. Such changes strengthened promotional efforts in the medium-sized city markets and rural markets of China by modifying sales force incentive programs through aligning bonuses with sales performance. The increase in sales also reflects the overall industry growth acceleration in the current year. Management estimates that the infant formula industry in China has grown faster than its traditional natural growth due to increased consumer recognition and acceptance of the products, especially Synutra’s name-brand products. Management believes Synutra name brand product lines have gained recognition in the marketplaces where it operates and thus has captured a greater portion of the increased growth experienced by the industry. In addition, management believes premium products with a higher margin have grown faster in the period across the industry. Since September 2004, Synutra has launched entire lines of premium products and introduced new product packaging along with significant price increases.

Cost of Sales

Cost of sales for the three months ended December 31, 2005 increased to $13,869,681 from $8,775,545 for the three months ended December 31, 2004. The increase in cost of sales was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases. Due to a combination of sales volume increases and reductions in unit cost of sales, the cost of sales continued to decrease in the reporting period. New products accounted for a significant portion in the increase of the total cost of sales for the period.

Gross Profit

Gross profit was $16,647,953 or 54.55% of sales for the three months ended December 31, 2005. Comparable gross profit was $16,420,885 or59.39% of sales for the three months ended December 31, 2005, as compared to gross profit of $8,192,411 or 48.28% of sales for the three months ended December 31, 2004, an increase of $8,228,474. Non-comparable product lines produced a gross profit of $227,068 this quarter. With sales increasing in 2005 compared to 2004, the Company experienced an increase in both gross profit and gross margin, exceeding the gross margin target of 50% the management set for its operations for calendar year 2005. This increase was primarily a result of increased sales and gross margins at the same time. Due to implementation of targeted sales incentive programs, higher margin lines of products increased more, resulting in the increase in gross margin.

Selling Expenses

Selling expenses increased by $3,712,504 to $5,440,177 for the three months ended December 31, 2005, as compared to $1,727,673 for the three months ended December 31, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was a result of increased transportation and management expenses, in addition to increases in other major components of selling expenses such as wages, and supermarket expenses. The increase in average compensation to the sales force constitutes most of the increase in selling expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $3,194,315 or 142.27% to $5,439,493 for the three months ended December 31, 2005, as compared to $2,245,178 for the three months ended December 31, 2004 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $247,922 or 24% to $1,281,265 for the three months ended December 31, 2005, as compared to $1,033,343 for the three months ended December 31, 2004, The major components of general and administrative expenses are wages, depreciation and management expenses.

Income from Operations

As a result of the aforementioned factors, income from operations was $4,487,018 for the three months ended December 31, 2005, as compared to $3,186,217 for the three months ended December 31, 2004.

Other Income (Expense)

Other expense was $64,834 for the three months ended December 31, 2005, as compared to income of $673,507 for the three months ended December 31, 2004.

Interest Expense

Interest expense was $299,429, for the three months ended December 31, 2005, as compared to $379,666 for the three months ended December 31, 2004.

Non-Operating Expense

Non-operating expense was $136,586 for the three months ended December 31, 2005, as compared to $70,093 for the three months ended December 31, 2004.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $208,552 and $18,875 for the three months ended December 31, 2005 and 2004, respectively. The difference in income tax provisions was due to election of preferential tax relief treatment periods for 2006 by Heilongjiang Luobei Shengyuan Dairy Co. Ltd and Zhangjiakou Shengyuan Dairy Co. Ltd as elaborated above.

Net Income

Net income for the three months ended December 31, 2005 increased by $2,950,229 to $3,777,618 from $827,389 for the three months ended December 31, 2004 due to the factors discussed above.

Earnings per Share

Earnings per share were $0.08 for the three months ended December 31, 2005.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004.

Sales

Sales increased by $34,550,428 or 86.93% to $74,293,412 for the nine months ended December 31, 2005 as compared to $39,742,984 for the nine months ended December 31, 2004. Sales increased due to greater market penetration as a result of various measures including changes made by management to incentive structures and policies affecting the Synutra sales force. Such changes strengthened promotional efforts in medium-sized city markets and rural markets by modifying sales force incentive programs through aligning bonuses with sales performance. The increase in sales also reflects the overall industry growth acceleration in the current year. Management estimates that the infant formula industry in China has grown faster than its traditional natural growth due to increased consumer recognition and acceptance of the Company’s products, especially its name-brand products. Management believes Synutra name brand product lines have gained recognition in the marketplaces where it operates and has captured a greater portion of the increased growth experienced by the industry. In addition, management believes premium products with a higher margin have grown faster in the period across the industry. Since September 2004, Synutra has launched entire lines of premium products and introduced new product packaging along with significant price increases.

Cost of Sales

Cost of sales for the six months ended December 31, 2005 increased to $33,291,299 from $20,203,921 for the nine months ended December 31, 2004. The increase in cost of sales was a result of increase in purchase of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increase. Due to a combination of sales volume increase and unit cost of sales reduction, the cost of sales continued to decrease in the reporting period. New products accounted for a significant portion of the increase in the total cost of sales for the period.

Gross Profit

Gross profit was $41,002,113 or 55.2% of sales for the nine months ended December 31, 2005. Comparable gross profit was $40,301,012 or 58.29% of sales for the nine months ended December 31, 2005, as compared to gross profit of $19,539,063 or 49.16% of sales for the nine months ended December 31, 2004, an increase of $20,761,949. Non-comparable product lines produced a gross profit of $701,101 in the period. With sales increasing in 2005 compared to 2004, the Company experienced an increase in both gross profit and gross margin, exceeding the gross margin target of 50% the management set for its operations for calendar year 2005. This increase was primarily a result of increased sales and gross margins at the same time. Due to implementation of targeted sales incentive programs, higher margin lines of products increased more, resulting in the increase in gross margin.

Selling Expenses

Selling expenses increased by $4,458,719 to $11,165,177 for the nine months ended December 31, 2005, as compared to $6,706,458 for the nine months ended December 31, 2004. The increase in selling and distribution expenses in 2005 as compared to 2004 was a result of increased transportation and management expenses. The major components of selling expenses are wages, transportation, and supermarket expenses. The increase in average compensation to the sales force constitutes most of the increase in selling expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $8,900,117 or 97.2% to $18,056,584 for the nine months ended December 31, 2005, as compared to $9,156,467 for the nine months ended December 31, 2004 as a result of increased promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $1,990,426 or 89.83% to $4,206,155 for the nine months ended December 31, 2005, as compared to $2,215,729 for the nine months ended December 31, 2004, as a result of increased consulting and advisory service expenses. The major components of general and administrative expenses are wages, depreciation and management expenses.

Income from Operations

As a result of the aforementioned factors, income from operations was $7,574,196 for the nine months ended December 31, 2005, as compared to $1,460,409 for the nine months ended December 31, 2004.

Other Income (Expense)

Non-operating income was $1,602,388 for the nine months ended December 31, 2005, as compared to $636,546 for the nine months ended December 31, 2004. Non-operating income was generated through manufacturing of by-products such as anhydrous milk fat and non-fat dry milk, as well as private label manufacturing, including toll drying of formulated powder products or toll packaging.

Interest Expense

Interest expense was $1,018,976 for the nine months ended December 31, 2005, as compared to $940,042 for the nine months ended December 31, 2004.

Non-Operating Expense

Non-operating expense was $237,942 for the nine months ended December 31, 2005, as compared to $304,774 for the nine months ended December 31, 2004.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $513,551 and $56,669 for the nine months ended December 31, 2005 and 2004, respectively. The variance in income tax provisions are due to election of preferential tax relief treatment periods for 2006 by Heilongjiang Luobei Shengyuan Dairy Co. Ltd and Zhangjiakou Shengyuan Dairy Co. Ltd as elaborated above.

Net Income

The net income for the nine months ended December 31, 2005 increased by $8,854,015 to a net income of $7,405,539 from a net loss of $1,448,476 for the nine months ended December 31, 2004 due to the factors discussed above.

Earnings per Share

Earnings per share were $0.16 for the nine months ended December 31, 2005.

Financial Condition - December 31, 2005:

Liquidity and Capital Resources

Operating

The Company’s operations generated cash resources of $10,295,518 for the nine months ended December 31, 2005 as compared to $8,888,467 of cash resources generated for the nine months ended December 31, 2004, primarily as a result of cash generated in 2005 from increased sales and decreases to accounts receivable. At December 31, 2005, the Company had cash and cash equivalents of $19,727,274 as compared to cash and cash equivalents of $16,085,403 at March 31, 2005. The Company had a working capital deficit of $12,997,591 at December 31, 2005, as compared to a working capital deficit of $15,919,879 at March 31, 2005, reflecting a significant decrease in this aspect.

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

Net accounts receivable decreased to $1,418,545 at December 31, 2005, as compared to $1,968,235 at March 31, 2005, a reduction of $549,690.  Accounts receivable went down at the end of the reporting period as compared to prior quarter and yearend while sales nearly doubled over the nine months period, as a result of implementation of cash-before-delivery payment terms with most of the Company’s distributors.

Other receivables increased to $2,525,362 at December 31, 2005, as compared to $1,745,985 at March 31, 2005, as a result, in part, of expanded credit programs for dairy suppliers.

Inventories increased to $11,479,627 at December 31, 2005, as compared to $6,757,021 at March 31, 2005, an increase of $4,722,607 or70%, primarily as a result of increase in raw material purchases and increase in finished product inventory in anticipation of the Chinese New Years holidays.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending March 31, 2006 with net cash provided by operating activities (or surplus from operating cash flow).

There were no other non-cash transactions for the nine months ended December 31, 2005.

Investing

During the nine months ended December 31, 2005, the Company utilized $6,485,765 in investing activities, the major components of which were the acquisition of property and equipment of $993,492, investment in construction in progress of $5,814,694 and cash received from related companies of $385,639. During the nine months ended December 31, 2004, the Company utilized $15,737,046 in investing activities, the major components of which were the acquisition of property and equipment of $854,059, investment in construction in progress of $12,746,910 and cash paid to related companies of $2,190,100.

Financing

During the nine months ended December 31, 2005, the Company had a negative cash outflow of $984,483 in financing activities, the major components of which were proceeds from bank loans of $165,821, and repayment of notes payable of $2,025,556, and cash received from related companies of $457,372. During the nine months ended December 31, 2005, the Company generated $9,171,665 in financing activities, the major components of which were proceeds from bank loans of $2,899,776 and proceeds from notes payable of $7,370,265.

As of December 31, 2005, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The RMB is not yet freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, currency fluctuation of the RMB against the USD mainly affects the Company’s financial performance when measured in USD. In the event of a significant devaluation of the RMB against the USD, the Company’s numbers will likely appear proportionally lower than would otherwise, whereas a RMB currency appreciation will make these numbers appear larger as measured in USD.

Although in the previous decade the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In recent months, actually, the RMB has been under growing pressure to appreciate against a basket of foreign currencies, including the USD. As of December 31, 2005, the exchange rate was approximately USD $1.00 to RMB 8.07, about a 2.77% appreciation from the year end 2004 exchange rate of about 8.3 RMB yuan to 1 US dollar.

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

Item 3.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

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

SYNUTRA INTERNATIONAL, INC.

Dated: February 11, 2006	/s/ Liang Zhang Name: Liang Zhang Title: Chief Executive Officer