Form 10KSB
period 2006-03-31
Synutra International, Inc.
filed 2006-06-29
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-KSB
______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - MARCH 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-50601

SYNUTRA INTERNATIONAL, INC.
(Name of Issuer in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	13-4306188 I. R. S. Employer Identification No.

15200 SHADY GROVE ROAD, SUITE 350
ROCKVILLE, MARYLAND 20850
(Address of Principal Executive Offices, including zip code.)

301-840-3888
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS	COMMON STOCK

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year March 31, 2006: $103.19 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 15, 2006: $435 million.

State the number of shares outstanding of each of the issuer’s classes of common equity: 50,000,713 shares as of June 15, 2006.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

ITEM 2.	DESCRIPTION OF PROPERTY

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.	FINANCIAL STATEMENTS

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.	CONTROLS AND PROCEDURES

ITEM 8B.	OTHER INFORMATION

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

ITEM 10.	EXECUTIVE COMPENSATION

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.	EXHIBITS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

-i-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of six companies in the People’s Republic of China, (“China” or the “PRC”), each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards. Approximately 90% of the revenue for the fiscal year ended March 31, 2006 was from pediatric products and the rest from adult and other products. In September 2005, Synutra launched a new rice cereal product line, and in March 2006 the Company launched new premium infant formula products and line extensions. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. The new premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. At the same time, Synutra also began to make and sell non-fat dry milk as well as anhydrous milk-fat.

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Beijing Honnete Dairy Co., Ltd., an affiliate of Mr. Liang Zhang, the Company’s Chief Executive Officer. In December 2003, Beijing Honnete Dairy Co.,Ltd transferred 40% of his ownership to Synutra Illinois, and then transferred the balance of the ownership to Synutra Illinois in February 2005.

Qingdao ST George Dairy Co., Ltd. is engaged in the packaging, shipping and distribution of all of Synutra’s products. Qingdao ST George Dairy Co., Ltd. was formed in September 2001 by Synutra Illinois. In March 2004 Synutra Illinois transferred 75% of Qingdao St George Dairy Co., Ltd ownership to Sheng Zhi Da Dairy Corporation and Synutra Illinois retained 25% of the company. In February 2005 Sheng Zhi Da Dairy Corporation transferred all of its ownership in Qingdao St. George Dairy Co., Ltd. (75%) to Synutra Illinois, resulting in a 100% ownership of Qingdao St. George Dairy Co., Ltd by Synutra Illinois.

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. In June 2004, Mr. Liang Zhang acquired 100% of the interest of Beian Olisong Dairy Co., Ltd. which changed its name to Beian. In January 2005, Mr. Zhang transferred 100% of his ownership in Beian to Synutra Illinois.

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards under the “Sheng Yuan” label. Loubei was formed in April 2001 by Mr. Liang Zhang. In June 2003, Mr. Zhang transferred 33% of his ownership to Synutra Illinois and then transferred the balance of the ownership to Synutra Illinois in January 2005.

Qingdao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Quindao Mother and Infant Nutrition Research Company Limited was formed in April 2004 by Mr. Liang Zhang. In May 2005, Mr. Zhang transferred 100% of ownership to Synutra Illinois.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in March 2004 by Chaibei Sheng Yuan Diary Co., Ltd., an affiliate of Mr. Zhang, and Synutra Illinois as a joint venture. In August 2005, Chaibei Sheng Yuan Diary Co., Ltd. was merged into Zhangjiakou resulting in Synutra Illinois owing 100% of Zhangjiakou.

On July 15, 2005, pursuant to a Share Exchange Agreement dated as of June 14, 2005 among the Company, Thomas Braun, Beams Power Investment Limited, Strong Gold Finance Ltd and Synutra Illinois, the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra Illinois that owned all the registered capital of the six subsidiaries (the “Exchange”). As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of the Company.

On September 9, 2005 the Company changed its name to Synutra International, Inc.

THE INDUSTRY

There are about 18 million new babies born each year in China according to the National Statistics Bureau of the PRC. Synutra’s management initially estimated that an average infant in China consumes approximately 30 kilograms per year of dairy products and that infants generally consume dairy based formula products for approximately 2.5 years. Therefore Synutra’s management has estimated the potential market demand for infant formula products per year in China to be approximately 1.35 million tons. Based on Chinese industry statistics, management has calculated that the actual production volume of infant formula dairy products was more than 260,000 tons in 2005. Therefore, management believes that there is still potential for growth in demand for infant formula dairy products in China. Synutra’s management estimates that the total market size of dairy based nutritional products for infants and children in terms of sales in China was about US$1.8 billion during 2005, representing a 5% growth rate over the past year. Currently, the sales growth has been mainly derived from increasing demand from medium size urban areas.

The alternative to using infant formula is the choice to breastfeed. Synutra’s management believes that Chinese woman generally only breastfeed babies for the first six months of an infant’s life. After the first 6 months, management of Synutra believes that there are several reasons why mothers may choose to use infant formula over breastfeeding: first, many mothers have to go back to work after 6 months making breastfeeding harder to manage, and second, the current infant formula products available in the Chinese market do provide adequate nutritional value and, therefore, mothers are more likely to be comfortable using formula as an adequate breast milk substitute.

In addition, China’s consumer market has rapidly developed in recent years and this has created a greater demand for more modern food products. Increased income levels have allowed consumers to buy better quality and more sophisticated food products, particularly in the baby food sector. Because of the One Child Policy, where most Chinese families are only allowed by the state to have a single child, parents and extended families tend to lavish a great deal of time, money and attention on the child. The demand for better quality products has come from parents being able to afford to spend more on feeding their babies and for better quality of products and a greater variety of foods, in order to give the child a better balanced diet. This demand is also leading to the development of more products containing added nutrients, including various essential fatty acids, vitamins and minerals.

According to China’s National Statistics Bureau, about 70% of the 18 million babies per year are born in rural areas where access to and availability of infant formula products are limited or these products were less affordable. In 2004 the milk powder market in rural China was estimated at about $500 million, representing a 20% per annum growth, largely due to increases in rural income. As the Chinese economy progresses, Synutra’s management estimates that the total infant formula market could reach 4 million tons per year in the next decade, representing significant increases in the market.

According to a study by A.C. Nielson, a U.S. market research organization, in 2004 the top ten producers sold about 90% (by revenue) of the products sold in China, among which the foreign producers sold approximately 67% (by revenue) of the products, with the balance by Chinese producers. In recent years, there has been increasing demand in China for high-end/premium infant formula products due to increasing consumer awareness on brand image and nutritional value of the products and services offered by the producers. In addition to generic food industry regulations, the Chinese government introduced in 2003 regulations for infant and child food manufacturers, specifying standards of company size and scale of production, technical expertise and suitability of production facilities (such as the good manufacturing practice standards). As such, the barrier to entry in the infant formula industry has increased, and Synutra’s management believes that many small scale infant formula producers have ceased operations in light of the new regulations.

There is no available market study for the adult dairy based nutritional products. According to management of Synutra, the current estimated market size of adult dairy based nutritional products is about 500,000 tons in volume and US$1.5billion in sales during 2004. The management of Synutra estimates that approximately 70% of the current manufacturers in this market were originally milk powder manufacturers, with the rest of the market consisting of infant formula manufacturers who have expanded their manufacturing into adult dairy nutritional products. Management of Synutra believes that infant formula manufacturers may have better technology, know-how, brand image and compliance capability to expand into the adult market compared to those solely milk powder producers.

SYNUTRA PRODUCTS

Products

Synutra products include a broad line of pediatric and adult nutritionals. These products are mostly sold through distributors, or directly to consumers, sometimes on the recommendation of physicians or other health care professionals.

Synutra’s pediatric nutritional products which accounted for about 90% of Synutra’s 2005 revenue, are marketed and sold under the “Sheng Yuan” label with brand designations including Super, U-Smart, U-Strong, and National Standard. Synutra’s pediatric nutritional product lines, which include infant formulas as well as rice cereal products, cover the full range of pricing tiers in the China marketplace. Synutra’s premium product line of Super series was launched in mid 2005 and has experienced the fastest growth among all Synutra pediatric product lines. The U-Smart series products form Synutra’s flagship product line and are priced and marketed as the mid-to-high end infant formula segment of the Chinese market in terms of its quality and pricing. The U-Strong and National Standard brands among the pediatric lines target the mid to lower priced market segment, largely in less developed markets. Synutra also sells and markets adult dairy based nutritional products under the “Sheng Yuan” label, which accounted for about 10% of its 2005 revenue.

In 2004, Synutra’s infant formula products were ranked number 8 in China among all manufacturers in terms of revenue (based on market study conducted by A.C.Nielson) and number 3 among only Chinese manufacturers (based on the same study).

Among Synutra’s pediatric lines, the Super series premium infant formula product contains DHA/ARA, (docosahexanoic acid and arachidonic) acid, long-chain poly-unsaturated fatty acids found in breast milk that may aid in the development of an infant’s brain, eyes and nervous system. Studies have suggested that DHA- and ARA-fortification can bring some of the nutritional benefits of breast milk to formula-fed babies. Synutra’s mainstay “U-Smart” formula product line also contains DHA/ARA fortification and is priced slightly lower than the premium Super series product. Synutra sells a “U-Strong” specialty formula for infant and children that contains calcium fortification and is moderately priced. Finally, Synutra sells a “National Standard” infant and child formula that meets national regulatory standards in formulation and nutritional value which is sold at a lower and more affordable price.

Following its fast-growing Super high-end product line, Synutra launched in March 2006 the U-Smart Gold series to capitalize on the broad U-Smart brand appeal while capturing the fastest growing premium product sector.

Each of the “Super,” “U-Smart,” “U-Strong” and “National Standard” lines have multiple stages of formulation designed to meet nutritional requirements in various stages of babies and children’s lives that help to promote healthy development. “U-Smart, Stage 1,” for example, is designed for newborns up to 6 months of age; “U-Smart, Stage 2,” for babies of 6 to 18 months; and “U-Smart, Stage 3” is for toddlers of 1 to 3 years of age. The “Super,” “U-Strong,” and “National Standard” products have the similar stages of product formulations. A Stage Zero product in the Super or U-Smart line is a formula that caters to pregnant women and lactating mothers with a special formulation designed to help meet the demanding nutritional requirements during pregnancy and nursing periods.

Synutra sells formulated milk powder products that are marketed for the elderly and women, students, and young adults under the Sheng Yuan label. These products come in formulations that are developed to address health concerns of various age group consumers, such as those of middle-aged and elderly consumers in cardiologic health, diabetic conditions, and calcium deficiency. Synutra also has a product specially designed for young adults to address their needs in calcium and other nutrients fortifications. In the adult formulated milk powder area, Synutra offers a range of products in whole milk powder, calcium plus, and a sweet powder, targeting a broader market.

Management of Synutra believes that the market for adult formulated milk powder will be a growth area for the Company as it leverages its existing sales and marketing channels for its infant formula, brand recognition and expertise in Synutra’s infant formula business to grow sales and increase the number of product lines in the adult nutrition business.

The bulk of Synutra pediatric and adult nutritional products comes in three type of retail packaging: a tin canister, a standup/display pouch, or a sealed pack in a box. All packaging labels carry compliant product information, nutritional profile, user instructions, product tracing data and shelf life date, product certification status, quality control and assurance remarks, manufacturer contact information, as well as customer service information. Select pediatric and adult products are also retail-packaged in single use sizes.

Although most of the company’s sales consist of its branded products, it also pursues private-label opportunities for certain like kind products. Synutra works with its private-label customers to develop customized formulations of products on an as needed basis. Synutra also utilizes excess capacity to provide toll packaging and toll drying services to OEM customers.

Production and Processing

Raw Materials. Synutra’s business depends on obtaining adequate raw materials. A key ingredient is fresh fluid milk. The Company has met its needs by purchasing fluid milk on the open market in established dairy regions in northern and northeastern China. Synutra negotiates the purchase price of milk with many dairy farmers and cooperatives on the basis of milk quality and other terms and conditions. In certain cases, Synutra has worked in partnership with local government economic development and poverty reduction programs available to fresh milk suppliers to help finance portions of their herd. Synutra provides targeted loans to suppliers who are located in the regions where Synutra’s manufacturing plants are located.. Currently about 30% of Synutra’s fresh milk suppliers take advantage of these financing programs. As such, these loans sustain the suppliers through demand fluctuations and therefore add to stability and availability of its fresh milk supply. Through this ongoing public-private partnership program, Synutra had extended financing to over 100 qualified dairy farmers in the Chabei ranch region of Hebei province. The aggregate amount of such loans by Synutra is currently at approximately RMB 9 million (USD $1.2 million).

The other key ingredient used in manufacturing infant formula products is de-mineralized whey protein powder that is used to reconstitute dairy-based formula to make it more like human milk. Synutra obtains all of its supply of whey protein powder on an arm’s length terms from Beijing Honnete Dairy Co., Ltd., a large volume trader of processed dairy products in China.  Beijing Honnete Dairy Co., Ltd., a company controlled by Liang Zhang, the Company’s Chief Executive Officer, currently supplies about 70% of China’s whey protein powder.

Synutra has entered into a licensing agreement with Martek Biosciences Corporation to supply Synutra with Martek’s formulation of the DHA and ARA fatty acids for incorporation into Synutra’s products. As noted above, these fatty acids are considered beneficial to infant brain and vision development. Martek’s fatty acids are the only FDA approved products on the market that are considered to be safe for use in infant formulas. This licensing agreement provides Synutra with rights to market its products (infant formulas fortified with Martek DHA and ARA fatty acids) with label reference to their FDA GRAS status of such, at a given purchasing price, and with periodic royalty payments with rates that diminish over 25 years to end up with no royalty due at the end of that period.

Processing. Three of Synutra’s subsidiaries, Zhangjiakou, Luobei, and Beian, currently process and manufacture the full range of formulated milk powder products that are designed and marketed as infant and child formulas, and other adult nutritional supplements. Synutra continuously monitors its inventory and product mix against forecasted demand and schedules production processing accordingly. Synutra has established processing systems that employ advanced and up-to-date procedures and formulation schemes. A typical Synutra manufacturing process includes collection and preparation of fresh milk, and mixing in the whey protein and other nutrients to the specifications of product formulas. The mixture is then sterilized, condensed and spray-dried. Then the resulting powder will be checked to ensure proper granule size. Extensive quality control testing occurs before, during, and after the manufacturing process as described in “Research and Development” below. Synutra uses commercial strength 25KG poly kraft bags for packaging before shipping the formula products to its retail packaging and distribution facilities. Synutra maintains cold storage facilities at each of these three manufacturing subsidiaries to store fluid milk for specified durations. All of Synutra’s manufacturing plants are equipped with in house laboratories for production and quality assurance and quality control purposes. Synutra’s Zhangjiakou plant has an installed annual production capacity of 22,000 tons; the Luobei plant has a capacity of 3,000 tons a year; and Beian, another 3,000 tons. Synutra believes it has sufficient capacity for manufacturing its products for the foreseeable future.

Packaging. One of Synutra’s subsidiaries, Qingdao ST George Dairy Co., Ltd., currently serves as the main packaging plant which receives from Synutra’s manufacturing facilities commercially packaged products and repackages them into retail size container tins or stand-up display pouches. This packaging facility currently also provides inventory control and logistics management, as well as product quality monitoring and product development assistance. The packaging plant also maintains certain dry blending capabilities whereby certain pre-packaging product modification and formulation adjustments can be performed to address its private label customer needs. The packaging plant currently has an installed capacity of 20,000 tons per year.

Distribution. Synutra’s packaging subsidiary also serves as its national distribution center in China. Synutra employs trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distribution centers. Synutra is currently only distributing its products in China. Synutra has not finalized any plans to grow the business and sales outside of China but it is currently considering future distribution of its products to countries in South Asia and Southeast Asia.

RESEARCH AND DEVELOPMENT

All of Synutra’s product formulations have been developed internally and are proprietary. Synutra currently owns and manages 8 registered trademarks of its brand names in China, 1 registered trademark in Hong Kong, and 1 registered trademark in the U.S., in addition to another 8 trademark applications that are pending approval.  Key employees of Synutra who have access to proprietary formulations are required to sign non-disclosure agreements. Synutra uses internal procedures and safeguards to protect the confidentiality of its information. In fiscal year 2006, Synutra spent an estimated RMB 5 million on research and development.

Synutra places primary importance on quality and has established a quality control system and food safety managing systems for the purchase of raw materials, fresh milk checks, production, packaging, storing, transporting, as well as after sales service. Synutra places testing equipment or implements control procedures at each stage of production including at the purchase of raw materials to ensure the highest ingredients and product quality as well as product safety. Every step of production, transportation and storage has strict internal regulation and is consistently monitored by highly trained employees. Each employee has been specifically trained for quality control purposes. Synutra has been increasing its investment in quality control equipment and training. During fiscal year 2006, Synutra spent approximately RMB 1 million in quality control equipment and training.

Synutra engages in constant product refinement and new product development for dairy based formulations, as well as other forms of foods and nutritional supplements. One key aspect of product refinement, for example, is prolonging product shelf-life and improvement in product sensory profile. Synutra’s research and development team has developed micro-encapsulations of various fatty acids that helps to slow the fatty acid’s oxidation in the products that reduces shelf-life and gives stale tastes. In new product development, Synutra seeks to extend its new product pipeline well into the next 3 to 5 years with formulations and product concepts in dairy based formula products as well as other nutritional food products and supplements. Synutra has developed a variety of delivery systems such as orally delivered supplements in a pill format and single use packages which provide the formula in easy to use single packages that are easy to carry instead of a canister that provides multiple servings of formula and is relatively bulky.

SALES AND MARKETING

Synutra generally sells nutritional products directly to retailers and wholesalers, in addition to health care facilities and government agencies. Currently, primary marketing efforts for nutritional products are directed at extending retail coverage in terms of geography and market tiers. Additional efforts are made toward securing the recommendation of Synutra's brand of products by physicians or other health care professionals. In addition, certain nutritional products are also promoted through direct to consumer marketing efforts. Super and U-Smart retail products are also promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers.

Synutra has a sales network throughout 24 provinces and municipalities, covering 259 regional cities, more than 800 counties, and close to 13,000 townships. The sales group is divided into 2 sub-national regions, Southern and Northern China. The Southern China region covers in the aggregate 10 provincial sales regions, including Hubei, An’hui, Yuedong, Yuexi, Sichuan, Chongqing, Hunan, Jiangxi, Yungui and Fujian. The Northern China region covers Heiji, Liaoning, Jinji, Henan, Ludong, Luxi, Xibei, Jiangsu, Zhejiang, and Beijing. Each provincial sales region covers 8 to 20 city sales areas which act as an operation unit, while each city sales area covers 3 to 20 county sales areas which act as an operation unit. The sales team consists of a regional manager for each of the Northern and Southern China sales regions, plus an additional 20 provincial and 200 city managers throughout China. In addition, Synutra hires for each city sales manager approximately 25 temporary consultants who are located at retail stores throughout China. Synutra hires and trains these consultants to work at specific stores for a limited period of time to provide specific information about its products directly to the consumers. Synutra uses a “portfolio” sales approach so that all sales personnel have the ability to sell Synutra’s entire product line. As of March 2006, Synutra retain a total sales force of approximately to 1400 employees with a layered management structure, along with about 7,000 commissioned field nutrition consultants or retail site promoters.

Synutra works with 388 first tier regional and city distributors, about 800 second tier sub-distributors, and more than 46,000 retail shops or points of sale that work directly with Synutra’s sales team. The first tier distributors normally have exclusive distribution rights in the respective regions and cities to distribute Synutra products, and are also responsible for developing the second tier sub-distributors in their own region and cities. Synutra typically signs an annual contract with each of its distributors, which establish a range of sales obligations for the individual distributors and the respective pricing range. The retail sales personnel located at the store level are engaged on a short term basis and are compensated based on commissions for sales. Synutra intends to expand its sales organization into additional provinces, cities and municipalities that it does not currently serve.

Synutra maintains and plans to grow a specialized marketing and sales team of close to 400 trained employees to work in areas of brand promotion, medical promotion and hospital brand recognition for its products (except for products for infants of less than 6 months of age). Synutra has established a national customer service call center providing live and toll-free information support to customers and/or potential customers in prenatal, nursing, baby care education, product information, and complaint and dispute resolution.

Synutra’s principal customers are supermarkets and retail stores. No single Synutra customer accounts for more than 10% of Synutra’s sales.

Synutra’s marketing efforts include advertisements though TV, consumer magazines, radio, catalogue, and the internet, as well as field promotion activities with supermarket chains, and entertainment companies targeting the children’s market. These included a 2005 campaign in partnership with the Walt Disney company that was targeted to 100,000 consumers, and a 2006 Super Baby Photo Contest in conjunction with the nationally recognized internet portal company Sohu.com that was targeted to 200,000 consumers. The total marketing expense for year 2005 was more than 10% of gross revenue.

GOVERNMENT REGULATION

A number of key local and national government agencies are involved in approval for manufacturers in the infant formula market in China, including the Industry and Commerce Management and Administration (ICMA) Bureau, the Taxation Registration Office, Health and Hygiene Permitting Office (HHP), and the State Food and Drug Administration Bureau (SFDA).

In 2003, the State Food and Drug Administration Bureau promulgated regulations requiring that all infant formula manufacturers and distributors must obtain SFDA permits before engaging in business activities involving nutritional products for infant and children. There are a number of criteria that include employees must be certified and qualified by the SFDA, the production facilities must have adequate equipment and facility space, the facilities must have a certain level of technology advancement, and the facilities must meet with the good manufacturing practice (GMP) standard.

SFDA field offices are charged with review and approval of all nutritional products of manufacturers intended for infant and children. In order to manufacture, sell and market infant formula in China, each manufacturer must have a Product Registration Number (ICMA), the Health and Hygiene Permit Number (HHP) and the Infant and Children Food Production Permit Number (SFDA). Synutra has complied with all applicable regulations and permits for each of its products, and all of Synutra’s products carry certification marks issued by SFDA and other relevant government agencies.

In 1981, the World Health Organization (WHO) and the United Nations Children’s Fund (UNICEF) jointly established the International Code of Marketing of Breast-milk Substitutes, in order to sustain and encourage more breastfeeding of infants. The Code has set clear guidelines and restrictions on the marketing of infant formulas (defined as breast-milk substitute formulated for infants up to and between 4 and 6 months of age). As a member state to both organizations, China ascribes to the Code and the government promulgated in 1991 the China Code of Marketing of Breast-milk Substitutes (Draft), which places strict limitations on ways of advertising, promoting, and marketing infant formulas (as defined by WHO) in China. These restrictions specifically prevent manufacturers, distributors, and marketers of infant formulas from giving free samples, promotional discounts, donating equipment, funding, and information to healthcare and medical organizations under conditions that serve promotional purposes, and from advertising in a broad range of media outlets. The practice of these codes and rules are aimed at stemming the decline in the population’s breastfeeding rate. In the years since it entered the business, Synutra has strived to stay compliant with these codes and restrictions. All Synutra infant formula products are labeled and accompanied with instructional materials that disclose in prominent fashions that “breastfeeding is always your best choice for you and your baby,” and that “we recommend you to breastfeed whenever appropriate and possible.” Synutra abides by all other guidelines and restrictions against marketing infant formula products outside of the established codes and rules.

COMPETITION

Competition for Synutra’s products is generally other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, and price. There are many brands that hold significant market share, individually or in the aggregate in the market. Synutra’s principal competitors can be classified generally into three groups. The first are foreign manufacturers which concentrate mainly on the food business with a wide selection of product lines, including Nestle, a Swiss manufacturer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation. Another competitor of this type is Numico, a Dutch manufacturer of baby foods, whose infant formula products are marketed in China under the brand name of Dumex. The second group includes foreign manufacturers who come into the China market with their parent companies’ pharmaceutical businesses, such as Bristol Meyers Squib’s Mead Johnson, a US manufacturer and distributor of the Enfamil family of formulas, Abbot Laboratories’ Ross Products Division, a US manufacturer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas, and Wyeth, a US manufacturer and distributor of infant formula sold under private label brands. The third group consists of domestic manufacturers who generally focus on agricultural product processing, including Sanlu, a Chinese manufacturer and distributor of dairy products under the Anmum brand, and Yili, a Chinese manufacturer and distributor of liquid and powdered milk under the Yili brand. Both Sanlu and Yili are competitors in the lower priced products.

EMPLOYEES

Synutra currently employs approximately 1890 full-time personnel in all its facilities, with about 80 management staff and research and development personnel, about 500 production personnel and more than 1,300 sales and marketing personnel. An additional approximately 7,000 part-time workers provide their services on a commission basis and are located at retail customer sites. Synutra’s employees are not represented by a labor organization or covered by a collective bargaining agreement. Synutra has not experienced work stoppages and believes that its relationship with its employees is good.

PRODUCTION FACILITIES AND PROPERTY

Currently, there are three production facilities and one packaging facility located in different areas of China. The total production areas encompass about 40,000 square meters, with total production capacity of 30,000 tons of dairy products per year, and 20,000 tons of installed and 30,000 tons of potentially available packaging capacity.

All the production facilities are built based on the GMP standard, with advanced equipment imported from Europe. All of Synutra’s manufacturing facilities have passed ISO9000, ISO14000, HACCP series qualification.

Synutra’s headquarters are located at Qingdao with over 1600 square meters of owned office space. It also has leased office space at Beijing of around 1000 square meters. Synutra Illinois leases an executive office in Rockville, Maryland, USA.

DOING BUSINESS IN CHINA

CHINA’S ECONOMY

Management believes that an important factor in understanding the Company’s business is China’s rapid economic growth. According to China’s Statistics Bureau, China’s GDP growth rate for 2003, 2004 and 2005 was 9.3%, 9.5% and 9.4% respectively.

Looking forward, GDP growth in China is forecasted between 8% and 9% in 2006. According to the National Statistics Bureau, real GDP growth in the first quarter of 2006 was 10.2%. 2006 is the first year of Chinese government’s “Eleventh Five-Year Plan”, during which period China’s national economy is expected to maintain its high growth rate. Over the long term, China’s accession to the World Trade Organization (WTO) has accelerated the capital flow to China from other developed countries.

ECONOMIC REFORM ISSUES

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

To date reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Risks Related to Our Business

Synutra is subject to intense competition in which it may not be able to compete effectively.

Synutra’s business is subject to intense competition, changes in consumer preferences and local economic conditions. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than Synutra has any may be able to respond more quickly than it scan to new or changing opportunities and customer requirements. Increased competition can reduce sales for Synutra. To be successful, it must continue to:

•	promote its brands successfully;
•	anticipate and respond to new consumer trends;
•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products;
•	improve productivity; and
•	respond effectively to changing prices for their raw materials.

The willingness of consumers to purchase Synutra’s brands depends in part on local economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label and other economy brands, and the volume of its products could suffer accordingly.

Mothers may not use Synutra’s infant formula products and elect to breastfeed their babies.

Synutra’s results of operations will be affected by the number of mothers who choose not to use its products and choose to breastfeed their babies. There is data available that suggests that breastfeeding a baby has many health benefits for the baby. Breastfeeding in infancy is likely to reduce the risk of cardiovascular disease-in adult life as well as helping a baby develop a strong immune system. Mother’s milk has all the nutrients that a baby requires and some babies may have difficulty absorbing the nutrients from infant formula and may suffer side effects from the supplemental nutrients provided in formula. Some mothers may have trouble breastfeeding and therefore infant formula is the next best alternative. However, to the extent that popular literature, cultural pressure and medical advice advocate that mothers breastfeed their babies, there could be a reduced demand for Synutra’s products and its revenues could be adversely affected.

Strengthening brand portfolios through increased education and awareness.

One element of the growth strategy of Synutra is to strengthen its brand portfolios through active programs of consumer education and awareness of its products. Synutra intends to improve communications to its customers about the nutritional value and quality of its products. There can be no assurance that it will be successful in this growth strategy and that sales volume will be increased.

Synutra must identify changing consumer preferences and develop and offer products to meet their preferences.

Consumer preferences evolve over time and the success of Synutra’s products depends on Synutra’s ability to identify the tastes and nutritional needs of its customers and to offer products that appeal to their preferences. Synutra introduces new products and improved products from time to time and incurs significant development and marketing costs. If Synutra’s products fail to meet consumer preference, then Synutra’s strategy to grow sales and profits with new products will be less successful.

If Synutra does not achieve the appropriate cost structure in the highly competitive industry, its profitability could decrease.

Synutra’s success depends in part on its ability to achieve the appropriate cost structure and be efficient in a highly competitive industry. Synutra’s products are marketed in the premium branded market, however, it may not be successful in marketing these products at a higher price point. Synutra is currently implementing profit-enhancing initiatives that impact its marketing, sales, operations and information systems functions. These initiatives include: elimination of duplicative costs and overhead; consolidation of selected plants and support functions; efforts to streamline and improve Synutra’s ability to do business with its customers, and distributors and brokers. If Synutra does not continue to manage costs and achieve additional efficiencies, its competitiveness and profitability could decrease.

Synutra may be subject to product liability claims and product recalls, which could negatively impact its profitability.

Synutra sells products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of its products. Synutra may be subject to liability if the consumption of any of its products causes injury, illness or death. In addition, Synutra will voluntarily recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact Synutra’s profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Synutra’s products caused illness or injury could adversely affect Synutra’s reputation with existing and potential customers and its corporate and brand image. Synutra does not have liability insurance with respect to product liability claims. Any product liabilities claims could have a material adverse effect on its business, operating results and financial condition.

Commodity price increases will increase operating costs and may reduce profits.

Synutra uses many different commodities including fresh milk, whey protein powder and energy. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. Synutra may not be able to increase its product prices to offset these increased costs; and increasing prices may result in reduced sales volume and profitability. It does not fully hedge against changes in commodity prices and its hedging strategies may not work as planned.

Synutra may not be able to sustain market acceptance for its services and products.

Synutra has established limited brand recognition in China. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect its financial condition and operating results. Moreover, Synutra cannot be sure that it will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace. It may also fail to develop and deploy new products and product enhancements on a timely basis. In addition, currently Synutra only sells its products in China. It may seek to expand its distribution to India and Southeast Asia. There can be no assurance that Synutra will be able to expand its distribution in the future or that any such expansion will be successful. Furthermore, there can be no assurance that any expansion will not have a material adverse effect on the operating results of Synutra, particularly while it is implementing such expansion and the costs associated with any expansion.

If Synutra fails to comply with the many laws applicable to its business, it may incur significant fines and penalties.

Synutra’s facilities and products are subject to many laws and regulations administered by the Industry and Commerce Management and Administration (ICMA) Bureau, the Taxation Registration Office, Health and Hygiene Permitting Office (HHP), and the State Food and Drug Administration Bureau (SFDA) relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Synutra’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products. It is possible that change to such laws, more rigorous enforcement of such laws or Synutra’s current or past practices, could have a material adverse effect on Synutra’s business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

Synutra’s quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in volatility of its stock price.

Synutra’s quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter. This may lead to volatility in its stock price. The factors that are likely to cause these variations may include the introduction of new products or services by Synutra or its competitors and a combination of the other adverse developments as discussed in these risk factors.

Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect Synutra’s proprietary technology and processes, it also relies in part on nondisclosure agreements with its employees, licensing partners, consultants, agents and other organizations to which it discloses its proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases it could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of its proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect its competitive business position. Since Synutra relies on trade secrets and nondisclosure agreements, in addition to patents, to protect some of its intellectual property (such as its infant formula), there is a risk that third parties may obtain and improperly utilize its proprietary information to its competitive disadvantage.

Synutra does not have long term contracts with its fresh milk suppliers.

Synutra typically has not entered into written long terms agreements with its fresh milk suppliers. As a result, suppliers may, without notice or penalty, terminate their relationship with Synutra at any time. Synutra typically purchases fresh milk from multiple dairy farmers and cooperatives without long term contract arrangements. Failure to receive fresh milk in a timely manner could have a material adverse effect on Synutra’s business, operating results and financial condition.

Synutra does not have long term contracts with its customers.

Synutra typically has not entered into written long terms agreements with customers. As a result, customers may, without notice or penalty, terminate their relationship with Synutra at any time. In addition, even if customers should decide to continue their relationship with Synutra, there can be no guarantee that they will purchase the same amounts of products as in the past. Any loss of a customer, or decrease in the volume of products purchased by a customer could have a material adverse effect on Synutra’s business, operating results and financial condition.

Loss of key executives and failure to attract qualified management could limit growth and negatively impact operations.

Synutra depends highly upon its senior management team. It will continue to depend on operations management personnel with industry experience. At this time, Synutra does not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on the operations and financial condition of Synutra.

The lack of public company experience of Synutra’s management could impair its ability to comply with legal and regulatory requirements.

Synutra’s management team has historically operated its business as a privately-owned company. The individuals who now constitute Synutra’s senior management have never had responsibility for managing a publicly-traded company. Such responsibilities will include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that its management will be able to effectively and timely implement programs and policies that adequately respond to such increased legal, regulatory compliance and reporting requirements.

Failure to effectively respond to product and business crises could negatively impact brand image, business reputation, and results.

In times of possible market crisis involving any of Synutra’s products, Synutra management may not be able to respond to such events in a timely and effective manner. Such failure and/or inadequacy could occur due to the growth of management and having many layers of management within Synutra’s management structure as the company grows. For example, one of Synutra’s competitors did not respond quickly to a localized consumer complaint over a test result of out-of-spec iodine levels has resulted in damage to this brand image and may have had a material adverse effect on its results of operations. If Synutra’s management does not respond quickly and appropriately to any quality control issues or customer complaints, it could have a material adverse effect on its results of operations and financial condition.

RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

The Chinese Legal System.

The practical effect of the People's Republic of China legal system on Synutra’s business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces. Similarly, the accounting laws of the People's Republic of China mandate accounting practices that are not entirely consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual "statutory audit" be performed in accordance with the People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Changes in the laws and regulations in The Peoples Republic of China may adversely affect Synutra’s ability to conduct its business.

As Chinese corporations, all of Synutra’s operating subsidiaries are subject to the Company Law of The Peoples Republic of China and more specifically to the Foreign Company provisions of the Company Law and the Law on Foreign Capital Enterprises of the People's Republic of China. Additionally, as a food manufacturing company, Synutra is subject to the laws and regulations from Health and Hygiene Permitting Office (HHP), and the State Food and Drug Administration Bureau (SFDA). Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for product pricing, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in The Peoples Republic of China. There can be no assurance that the future regulatory, judicial and legislative changes will not have a material adverse effect on Synutra’s Chinese operating subsidiaries, that regulators or third parties will not raise material issues with regard to its Chinese subsidiaries or its compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on our operations.

Economic reform issues may have an adverse impact on the business.

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	Synutra will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in Synutra’s common stock.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect Synutra's operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted Synutra's operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that Synutra will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Synutra may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China.

The People’s Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. Synutra may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The Peoples Republic of China. As a result of these factors, it may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Capital outflow policies in The Peoples Republic of China may hamper Synutra’s ability to remit income to the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require that Synutra comply with complex regulations for the movement of capital. In order to comply with these regulations it may have to revise or change the banking structure of the company or its subsidiaries Although management believes that Synutra is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change it may not be able to remit all income earned and proceeds received in connection with its operations to the U.S.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against Synutra’s officers, directors and assets based in The Peoples Republic of China.

Because all of directors and most of Synutra’s executive officers, including Liang Zhang, the chairman of the Board of Directors and Chief Executive Officer, are Chinese citizens and reside in China it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against Synutra and/or its officers and directors by a stockholder or group of stockholders in the U.S. Furthermore, because the majority of its assets are located in The Peoples Republic of China it would also be very difficult to access those assets to satisfy an award entered against Synutra in U.S. court.

Synutra may face obstacles from the political system in The Peoples Republic of China.

Foreign companies conducting operations in The Peoples Republic of China face significant political, economic and legal risks. The political system in The Peoples Republic of China, including a strong bureaucracy, may hinder Western investment. Another obstacle to foreign investment is corruption. There is no assurance that Synutra will be able to obtain recourse, if desired, through The Peoples Republic of China’s less developed judicial systems.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of the Company’s common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing its common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow the Company. As a consequence, there may be periods of several days or more when trading activity in the shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, the Company can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

You may have difficulty selling the Company’s shares because they are deemed “penny stocks”.

Since the Company’s common stock is not currently listed on the Nasdaq Stock Market, if the trading price of its common stock remains below $5.00 per share, trading in its common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Company’s common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Anti-takeover provisions in the Company’s certificate of incorporation could affect the value of its stock.

The Company’s certificate of Incorporation contain certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval, the Company can issue up to 20,000,000 shares of preferred stock with rights and preferences determined by the Company’s Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

The Company is authorized to issue up to 250,000,000 shares of common stock. To the extent of such authorization, the Company’s Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 20,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock regarding or surplus funds in the event of its dissolution or liquidation;

•	delaying, deferring or preventing a change in control of the Company; and

•	discouraging bids for its common stock.

The Company’s existing directors, executive officers and principal stockholders hold a substantial amount of its common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of June 15, 2006, the Company’s directors and executive officers and their affiliates beneficially own approximately 92% of its outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of its directors and other corporate actions such as:

•	its merger with or into another company;

•	a sale of substantially all of its assets; and

•	amendments to its certificate of incorporation.

The decisions of these stockholders may conflict with its interests or those of the Company’s other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of June 15, 2006, the Company had outstanding 50,000,713 shares of common stock, of which approximately 48,907,415 shares were “restricted securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). Only approximately 1,093,298 shares are currently freely tradable shares. These 48,907,415 shares of restricted stock are eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in one year. No prediction can be made as to the effect, if any, that sales of the shares subject to Rule 144 sales commencing in one year, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for its common stock and could impair its ability to raise capital through the sale of its equity securities.

The market price of the Company’s stock may be adversely affected by market volatility.

The market price of the Company’s common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of technological innovations by the Company or its competitors;

•	announcements of new products or new contracts by the Company or its competitors;

•	actual or anticipated variations in its operating results due to the level of expenses and other factors;

•	changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

•	conditions and trends in the baby food and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this 8-K.
.
ITEM 2. DESCRIPTION OF PROPERTY

Our administrative, manufacturing, and packaging facilities are located in various places including Qingdao, Beijing, Chabei, Luobei, Beian in China, and Rockville Maryland in the United States. These facilities include approximately 43,000 square meters of offices, plants, and warehouse spaces. The annual rent is approximately US $272,230.At the production facilities, the Company has production equipment, which is imported from manufacturers in Europe, as well as from mainland China.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders in the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our shares are quoted on the Over-The-Counter Bulletin Board. Our trading symbol is “SYUT.OB.” The table shows the high and low bid price of our stock for 2004-2005 and 2005-March 31, 2006. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions and are adjusted for dividends and splits.

QUARTER ENDED	HIGH	LOW
2004 - 2005
June 30, 04	0.259	0.10
September 30, 04	0.50	0.259
December 31, 04	0.75	0.40
March 31, 05	2.00	0.55

2005 - 2006
June 30, 05	1.75	1.02
September 30, 05	2.75	1.25
December 31, 05	2.10	0.80
March 31, 06	5.52	1.70

Stockholders

At June 15, 2006, we had approximately 70 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has not yet implemented an equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended March 31, 2006. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal Quarters Ended
	Fiscal Year 2006				Fiscal Year 2005
(in thousands of US dollars except per share data	Jun-05	Sep-05	Dec-05	Mar-06	Jun-04	Sep-04	Dec-04	Mar-05
Revenue	$17,402	$25,213	$29,887	$30,686	$9,513	$12,707	$16,472	$17,268
Gross Profit	8,946	14,247	16,018	17,435	4,301	6,491	7,696	9,502
Operating expenses	(7,932)	(12,174)	(11,531)	(12,097)	(6,042)	(6,475)	(4,510)	(6,253)
Income(loss) from operations	1,014	2,073	4,487	5,338	(1,742)	16	3,187	3,249
Interest income (expense), net	(416)	(304)	(299)	1,256	(256)	(304)	(380)	1,084
Other income(loss)	1,152	414	(201)	(1,465)	(42)	(230)	603	(1,231)
Pre-tax income(loss)	1,750	2,183	3,987	5,129	(2,040)	(518)	3,410	3,103
Income tax benefit	(26)	(279)	(209)	(932)	(15)	(23)	(19)	(31)
Net income (loss) before minority interest	1,724	1,904	3,778	4,197	(2,055)	(540)	3,391	3,071
Minority interest	-	-	-	-	1,339	(885)	(2,564)	1,499
other transfer	-	-	-	-	-	(134)	-	-
net income (loss)	$1,724	$1,904	$3,778	$4,197	($716)	($1,560)	$827	$4,570
Net income per share, diluted	$0.03	$0.04	$0.08	$0.08	($0.02)	($0.03)	$0.02	$0.09

OVERVIEW

Overview

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of six companies in the People’s Republic of China, (“China” or the “PRC”), each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards. Approximately 90% of the revenue for the fiscal year ended March 31, 2006 was from pediatric products and the rest from adult and other products. In September 2005, Synutra launched a new rice cereal product line, and in March 2006 the Company launched new premium infant formula products and line extensions. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. The new premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. At the same time, Synutra also began to make and sell non-fat dry milk as well as anhydrous milk-fat.

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, etc. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Beijing Honnete Dairy Co., Ltd., an affiliate of Mr. Liang Zhang, the Company’s Chief Executive Officer. In December 2003, Beijing Honnete Dairy Co., Ltd transferred 40% of his ownership to Synutra Illinois, and then transferred the balance of the ownership to Synutra Illinois in February 2005.

Qingdao ST George Dairy Co., Ltd. is engaged in the packaging, shipping and distribution of all of Synutra’s products. Qingdao ST George Dairy Co., Ltd. was formed in September 2001 by Synutra Illinois. In March 2004 Synutra Illinois transferred 75% of Qingdao St George Dairy Co., Ltd ownership to Sheng Zhi Da Dairy Corporation and Synutra Illinois retained 25% of the company. In February 2005 Sheng Zhi Da Dairy Corporation transferred all of its ownership in Qingdao St. George Dairy Co., Ltd. (75%) to Synutra Illinois, resulting in a 100% ownership of Qingdao St. George Dairy Co., Ltd by Synutra Illinois.

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. In June 2004, Mr. Liang Zhang acquired 100% of the interest of Beian Olisong Dairy Co., Ltd. which changed its name to Beian. In January 2005, Mr. Zhang transferred 100% of his ownership in Beian to Synutra Illinois.

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards. Loubei was formed in April 2001 by Mr. Liang Zhang. In June 2003, Mr. Zhang transferred 33% of his ownership to Synutra Illinois and then transferred the balance of the ownership to Synutra Illinois in January 2005.

Qingdao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Quindao Mother and Infant Nutrition Research Company Limited was formed in April 2004 by Mr. Liang Zhang. In May 2005, Mr. Zhang transferred 100% of his ownership to Synutra Illinois.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in March 2004 by Chaibei Sheng Yuan Diary Co., Ltd., an affiliate of Mr. Zhang, and Synutra Illinois as a joint venture. In August 2005, Chaibei Sheng Yuan Diary Co., Ltd. was merged into Zhangjiakou resulting in Synutra Illinois owing 100% of Zhangjiakou.

On July 15, 2005, pursuant to a Share Exchange Agreement dated as of June 14, 2005 among the Company, Thomas Braun, Beams Power Investment Limited, Strong Gold Finance Ltd and Synutra Illinois, the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra Illinois that owned all the registered capital of the six subsidiaries (the “Exchange”). As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of the Company.

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

Pursuant to the Exchange, the Company issued 46,000,000 shares of its common stock in exchange for all of the outstanding capital stock of Synutra Illinois held by Beams Power Investment Limited and Strong Gold Finance Ltd., 2,844,500 shares were issued to various financial consultants and/or their designees and 35,000 shares to a finder. Therefore, the total issued and outstanding shares of the Company’s common stock was 50,000,713 shares after giving effect to the Exchange.

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

On September 9, 2005 the Company changed its name to Synutra International, Inc. (OTCBB: SYUT).

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents accounts receivable, net of allowance for doubtful accounts. The allowance is calculated based on review of individual customer accounts.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

PROPERTY, PLANT AND EQUIPMENT

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

INCOME TAXES

Income taxes of the Company’s subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois, applicable U.S. tax laws are followed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets and liabilities that, based on available evidence, are not expected to be realized.

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding foreign direct investment entities, some of the consolidated companies are exempted from income taxes in the PRC for 2 years beginning in their first profitable year.

REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company is exposed to the following risk factors:

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

RESULTS OF OPERATIONS

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Sales

Sales for the year ended March 31, 2006 increased by $47,226,777 or 84.4% to $103,186,647 from $55,959,870 for the year ended March 31, 2005. Sales increased due to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales force. Such changes strengthened promotional efforts in the medium-sized city markets and rural markets of China by modifying sales force incentive programs through aligning bonuses with sales performance.

Volume of products sold increased in the year ended March 31, 2006 by 49.11% while the average selling price went up by 23.66%. These 2 factors were responsible for all the approximately $47.2 million increase in sales revenues for the year.

Management believes that the overall infant formula industry in China has grown faster than its traditional natural growth due to increased consumer recognition and acceptance of the products, especially Synutra’s name-brand products. Management believes Synutra name brand product lines have gained recognition in the marketplaces where it operates and thus has captured a greater portion of the increased growth experienced by the industry. In addition, management believes premium products with a higher margin have grown faster in the period across the industry.

Cost of Sales

Cost of sales for the year ended March 31, 2006 increased to $46,541,796 from $27,969,736 for the year ended March 31, 2005. The 66.4% increase in cost of sales of $18,572,060 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

Gross Profit

Gross profit was $56,644,852 or 54.9% of sales for the year ended March 31, 2006, compared to $27,990,135 or 50.02% of sales for the year ended March 31, 2005. It was an increase of $28,654,717 or 102.7%. With sales increasing in 2006 compared to 2005, the Company experienced an increase in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4,224,746 or 37.5% to $15,494,007 for the year ended March 31, 2006, as compared to $11,269,262 for the year ended March 31, 2005. The increase in selling and distribution expenses in 2006 as compared to 2005 was a result of increased transportation expenses due to the increase in sales volume, in addition to increases in other major components of such expenses such as wages, supermarket expenses and service expenses. The increase in total compensation to the sales force constitutes most of the increase in selling and distribution expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $13,363,733 or 145.63% to $22,540,472 for the year ended March 31, 2006, as compared to $9,176,739 for the year ended March 31, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Year ended March 31, 2006	Year ended March 31, 2005	change in $	change in %
Advertising	$6,038,236	$2,556,608	$3,481,628	136.18%
Sales promotion	16,502,236	6,620,131	9,882,105	149.27%
Totals	$22,540,472	$9,176,739	$13,363,733	145.63%

General and Administrative Expenses

General and administrative expenses increased by $2,862,789 or 101.0% to $5,697,969 for the year ended March 31, 2006, as compared to $2,835,180 for the year ended March 31, 2005. The major increases of general and administrative expenses were for staff salaries, management expenses and expenses relating to the Company’s public status.

Income from Operations

Based on the sales increase of $47.2 million or 84.4% and the cost of sales increase of $18.5 million or 66.4% for the year ended March 31, 2006, gross profit was up by almost $29 million or 102.7% compared to March 2005. In the meantime, operational expenses also increased by approximately $20 million for the year. As a result, income from operations was $12,912,404 for the year ended March 31, 2006, as compared to $4,708,954 for the year ended March 31, 2005, an increase of $8,203,449 or 174.2%

Finance costs

Finance costs increased by $245,933 or 21.0% to $1,414,565 for the year ended March 31, 2006, as compared to $1,168,632 for the year ended March 31, 2005. The increase is mainly from interest charged for various bank loans. In addition to increases in notes payable, short-term loan interest rate also went up during the reporting period.

Subsidy income

Subsidy income from local governments increased by $463,256 to $734,035 for the year ended March 31, 2006 as compared to $270,779 for the year ended March 31, 2005. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

Other Income (Expenses)

Other income was $579,221 for the year 2006, as compared to other expenses of $859 for the year ended March 31, 2005. The Company generated other income from manufacturing and selling nutritional supplement ingredients, anhydrous milk fat, non-fat dry milk, as well as providing toll packaging and blending for OEM customers.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1,445,677 and $88,355 for the years ended March 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the year 2006 for some of the operating subsidiaries.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the year ended March 31, 2006 increased by $8,479,944 to $11,601,912 from $3,121,968 for the year ended March 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.23 at March 31, 2006 and $0.06 at March 31, 2005

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $6,048,466 to $22,133,869 at March 31, 2006, as compared to $16,085,403 at March 31, 2005. The increase was mainly attributable to cash flow from operations in 2005 which amounted to $11,102,458, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to$7,731,403 and cash used in financing activities which amounted to $1,403,855. The remaining $1,273,555 was the effect of exchange rate changes on cash items.

Cash flow generated from operations was$11,102,458 for the fiscal the year ended March 31, 2006. Trade receivables increased by $786,224 and advances to suppliers decreased by $367,572. Expanded scale of operations from the increase in sales revenues in 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities. Also, expansion of operations resulted in significant increases in accounts payable and customer deposits, resulting in $8,004,946 in cash flow. A reduction of approximately $5 million in cash flow was due to advances to related parties in prepayment in order to secure key ingredient supplies.

Cash flows used in investing activities amounted to $7,731,403. During the year, we used around $7 million for the construction of a new factory plant and facilities. The facilities are expected to be completed in mid 2006. We also spent around $669,447 for new machinery and equipment.

Cash flows generated from financing activities was $1,403,855. The net increase in bank loans was approximately $930,000.

Working Capital

Working capital increased by $6.6 million to negative $9.3 million at March 31, 2006, as compared to negative $15.9 million at March 31, 2005. The increase in working capital reflects current ratios of 83.73% and 69.23%, respectively.

Although the Company continues to have a working capital deficit, since 2004, growth of the Company’s pretax earnings continues to outpace by an average factor of about 10 times the interest payments over current liabilities, demonstrating the Company’s ability to meet interest payment of current liabilities with cash from operations. In addition, management believes much of the bank loans and notes payables booked as current liabilities can be readily extended on a revolving bases.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. During the fiscal year ending March 31, of 2007, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We plan to use our working capital for such purposes.

Contractual Obligations

A summary of the Company's contractual Obligations at March 31, 2006 is as follows:

	Payments due by period
			Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total		1 Year	Years	Years	5 Years

Long-Term Debt Obligations		$4,932,182		4,932,182

Capital Lease Obligations	$

Operating Lease Obligations		$453,488	272,230	181,258

Other Long-Term Liabilities Reflected on
the Company to Balance Sheet Under GAAP

Total		$5,385,670	272,230	5,113,440

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements are set forth at the end of this report after ITEM 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of March 31, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the required time periods and is communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth our executive officers, directors and key employees, their ages and the positions they held as of March 31, 2006.

Name	Age	Position
Liang Zhang	46	Chairman of the Board and Chief Executive Officer
Steve R. Champion	60	Director (1) (2)
Jinrong Chen	47	Director (1) (2)
Mei Liu	52	Director (1) (2)
Jibin Zhang	42	Chief Financial Officer
Weiguo Zhang	48	President and Chief Operating Officer
Willie Wu	45	Director, Vice President

Liang Zhang. Mr. Liang Zhang has been Chairman of the Board and Chief Executive Officer of Synutra since 2000. Mr. Liang Zhang has been Chairman and General Manager of Sheng Yuan Dairy Co., Ltd. since 2000. Mr. Liang Zhang has a BA from Nanjing International Relations Institute.

Steve R. Champion. Mr. Champion was elected a director of the Company on June 27, 2006. Since 2003, Mr. Champion has been CEO, President and Portfolio Manager for the Taiwan Greater China Fund (NYSE: TFC) - a diversified closed end fund that offers optimal exposure to the Greater China capital markets by investing primarily in Taiwan-listed companies which have a significant business presence in China. From 2001 to 2003, Mr. Champion held several senior management or portfolio officer positions with various banking and investment companies, including Bank of Hawaii, Aetna International, Bank of America, etc.

Jinrong Chen. Ms. Chen was elected a director of the Company on June 27, 2006. Ms. Chen has been associate professor at the School of Economics and Management of Tsinghua University in Beijing since 2001, specializing in corporate finance management, security analysis, financial operations, corporate governance and controls. In addition to her academic career with top business schools in China, Ms. Chen also advises public companies and private businesses in China.

Mei Liu. Mr. Liu was elected a director of the Company on June 27, 2006. Mr. Liu has been Vice President of InterContinental Hotels Group (China) since 2005. Prior to his current position, Mr. Liu has been legal advisor to a number of multi-national corporations working in China, Asia, and the U.S., including Warner Brothers, Tyco Electronics, Bristol Myers Squibb Company, Duke Power Company, and Phillips Petroleum Company since the 1990s. Mr. Liu received his law degree from Cornell University Law School.

Jibin Zhang. Mr. Jibin Zhang has been the Chief Financial Officer of Synutra since 2004. Mr. Jibin Zhang joined the Sheng Yuan Dairy Co., Ltd. in 2004 where he serves as the Comptroller and Director of Finance. From 2001 to 2003, Mr. Zhang served as the Deputy General Manager of Qingdao Sheng Yuan Dairy Co., Ltd. From 1999 to 2001, Mr. Zhang served as the Vice President of the Quingdao Development Zone Branch of the China Construction Bank. Mr. Zhang received a BS from the School of Economics and Finance at Shandong Poly Techniques University.

Weiguo Zhang. Mr. Weiguo Zhang has been the Chief Operating Officer and President of Synutra since 2001. Mr. Zhang founded Bambridge International, Ltd. in 1995 where he has been Managing Director. Mr. Zhang received a BA from the Nanjing International Relations Institute and received a MA from the School of Advanced International Studies at John Hopkins University.

Willie Wu. Mr. Wu joined the Company as Vice President of Marketing and Sales in December 2005 and is currently a member of the Board of Directors. Before his current position, Mr. Wu worked as a member of the senior management on sales, marketing, and market research with Bristol Myers Squibb (China) since 2001, and, prior to that, with BMS, Merck, and other sales and marketing organizations in the U.S. Mr. Wu received his Ph.D in sociology from University of North Carolina, Chapel Hill.

(1)          Member of Audit Committee

(2)           Member of Compensation Committee

All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the Bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Certain Relationships and Related Party Transactions

Synutra’s Chairman of the Board and Chief Executive Officer, Liang Zhang, controls one of Synutra’s whey protein powder suppliers, Beijing Honnete Dairy Co., Ltd. Beijing Honnete Dairy Co., Ltd. has supplied products in amounts of approximately US $5 million to Synutra’s operating subsidiaries for each of the past two fiscal years. The transaction occurred in the normal course of business and pursuant to Synutra’s established standard purchasing policies and practices and was on terms that management believes are arms’-length. See, also, Item 12, “Certain Relationships and Related Party Transactions.”

Committees of the Board of Directors

Audit Committee. The members of our audit committee are Steve Champion, Jinrong Chen, and Mei Liu. Mr. Champion chairs the audit committee. Our audit committee assists our board of directors in its oversight of:

•	the integrity of our financial statements;

•	our independent auditors’ qualifications and independence; and

•	the performance of our independent auditors.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit services and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent auditors must be approved in advance by our audit committee. We believe that the composition of our audit committee meets the requirements for independence under the current Nasdaq Capital Market and SEC rules and regulations. We believe that the functioning of our audit committee complies with the applicable requirements of the Nasdaq National Market and SEC rules and regulations. We intend to comply with future requirements as applicable.

Compensation Committee. The members of our compensation committee are Messrs. Jinrong Chen, Steve R. Champion, and Mei Liu. Ms. Chen chairs the compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our stock incentive and employee stock purchase plans; and

•	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Director Compensation

Directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of our board of directors and for meetings of any committees of our board of directors on which they serve. Our directors do not currently receive cash or equity compensation for attending board or committee meetings however we will be evaluating providing compensation to our board and committee members.

Compensation Committee Interlocks and Insider Participation

As noted above, the compensation committee of our board of directors consists of Steve R. Champion, Jinrong Chen and Mei Liu. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 forwarded to us pursuant to Rule 16a-3(e) of the Exchange Act during our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all forms required by Section 16(a) of the Exchange Act.

ITEM 10. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE COMPENSATION

Because of the significant interest in the Company held by Liang Zhang, the Company’s Chief Executive Officer, he has elected not to receive any form of compensation, monetary or otherwise. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2006. Accordingly, no tabular presentation of executive compensation is included in this report.

Stock Option Grant Exercises

None of our named executive officers received any grants of options or other stock compensation during the fiscal year ended March 31, 2006. Additionally, none of our named executive officers exercised any stock options or other rights to stock compensation in the year.

Employment Agreements

The Company maintains employment relations with a number of its executive officers through a set of standard labor contract or employment agreement. The terms and conditions of these employment agreements are determined via negotiations between the employee parties and the Company, and the framework and structure of the agreements are in compliance with applicable Chinese laws governing labor contract.

Severance and Change of Control Arrangements

There are no severance or change of control arrangements.

Limitation of Liability and Indemnification of Officers and Directors

As permitted by Delaware law, we have adopted provisions in our amended and restated certificate of incorporation and bylaws, both of which will become effective upon the closing of this offering, that limit or eliminate the personal liability of our directors and officers to the fullest extent permitted by Delaware law, as it now exists or may in the future be amended, and against all expenses and liabilities reasonably incurred in connection with their service for or on behalf of the Company. In addition, certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper personal benefit from their action as directors.

At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, officer, employees or agents in which indemnification would be required or permitted. We believe provisions in our certificate of incorporation and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2006 and as adjusted to reflect the sale of the shares of common stock in this offering and the conversion of all outstanding shares of our convertible preferred stock by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•	our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days. Information with respect to beneficial ownership has been furnished to us by each director, executive officer or 5% or more stockholder, as the case may be. Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse.

This table lists applicable percentage ownership based on 50,000,713 shares of common stock outstanding as of March 31, 2006.

Unless otherwise indicated, the address for each of the stockholders in the table is c/o of the Company. _____________________________________________.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Officers and Directors
Liang Zhang, Chief Executive Officer (2) 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	43,654,100	87.3
Jibin Zhang, Chief Financial Officer 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	-	-
Weiguo Zhang, President and Chief Operating Officer 15200 Shady Grove Road, Suite 350 Rockville, Maryland 20850	-	-
Steve R. Champion, Director 7 Westwood Road West Hartford, CT 06117	-	-
Jinrong Chen, Director No. 316 Wei Lun Lou Bei School of Economics and Management Tsinghua University Beijing 100084 China	-	-
Mei Liu, Director S-23 Tomson Golf Villas No. 1 Longdong Avenue, Pudong Shanghai 201203 China	-	-
Willie Wu, Director, Vice President 3 Guang Qu Men Wai Da Jie C9-301 Fuli Cheng Beijing 100022 China	-	-

All Officers and directors as a group of seven (7) persons	43,654,100	87.3%

* Less than 1%

(1)	Based on 50,000,713 shares of the Company’s common stock outstanding as of June 15, 2006.

(2)	Includes 36,000,000 shares owned by Beams Power Investment Limited (“Beams”), a British Virgin Islands company. Mr. Liang Zhang, is the controlling stockholder and Chairman of Beams.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Capital Stock Issuances in the Reverse Acquisition

Pursuant to the reverse acquisition, Mr. Liang Zhang, our Chief Executive Officer received 43,654,100 shares representing 87.3% of our outstanding shares.

Synutra’s Chairman of the Board and Chief Executive Officer, Liang Zhang, controls one of Synutra’s whey protein powder suppliers, Beijing Honnete Dairy Co., Ltd. Beijing Honnete Dairy Co., Ltd. has supplied products in amounts of approximately US $5 million to Synutra’s operating subsidiaries for each of the past two fiscal years. The transaction occurred in the normal course of business and pursuant to Synutra’s established standard purchasing policies and practices and was on terms that management believes are arms-length.

Sales to related companies

	2006	2005
Beijing Kelqin Dairy Co. Ltd	$2,259,810	$384,118
Sheng Zhi Da Dairy Group Corporation	376,324	1,037,714
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,541,592	2,788,588
Beijing Honnete Dairy Corporation Ltd	13,155,447	-
St. Angel (Beijing Business Service)	1,047,813	323,837
Beijing Ao Naier Feed Stuff LLC	75,410	16,522
Beijing Ludin Xueyuan Trading Co. Ltd	526,853	270,075
Total	$20,983,249	$4,820,854

Purchases from related companies

	2006	2005
Beijing Kelqin Dairy Co. Ltd	$955,386	$904,075
Sheng Zhi Da Dairy Group Corporation	2,145,168	2,213,535
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	11,987,277	7,246,611
Beijing Honnete Dairy Corporation Ltd	6,655,093	4,561,794
Beijing Sheng Long Media Co. Ltd	57,915	31,524
Total	$21,800,839	$14,957,539

In the fiscal years ended March 31, 2006 and 2005, the Company’s sales to the related parties included anhydrous milk fat and Non-Fat Dry Milk to Beijing Kelgin Dairy Co., Ltd. and Beijing Honnete Dairy Corporation, Ltd.; formulation ingredients to Sheng Zhi Da Dairy Group Corporation, Beijing Ao Naier Feed Stuff LLC, and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and the Company’s name brand products to St Angel (Beijing Business Service) and Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market price.

In the fiscal year ended March 31, 2006 and 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelgin Dairy Co. Ltd. and Beijing Honnete Dairy Corporation Ltd; various ingredients and materials (packaging, etc.) from Sheng Zhi Da Dairy Group Corporation; spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.; and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd. Terms of these transactions are all done at market prices.

All of the above related parties are owned and controlled by Liang Zhang, Chairman and Chief Executive Officer of the Company.

ITEM 13. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement dated as of June 14, 2005 (2)
10.2	License and Supply Agreement dated as of September 1st, 2003, entered into Synutra, Inc., f.k.a., American St. George Biological Technology Corporation
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s form 10SB12G filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rotenberg & Co. LLP, Certified Public Accountants, was the Registrant’s independent registered public accounting firm engaged to examine the financial statements of the Registrant for the fiscal years ended March 31, 2006 and 2005. Rotenberg & Co. LLP performed the following services and has been paid the following fees.

FISCAL YEAR ENDED MARCH 31, 2006 and 2005

AUDIT FEES

Rotenberg & Co. LLP was paid aggregate fees of approximately $190,000 for the fiscal year ended March 31, 2006, and $120,000 for the fiscal year ended March 31, 2005 for professional services rendered for the audit of the Registrant’s annual financial statements and for the reviews of the financial statements included in the Registrant’s quarterly reports on Form 10-QSB.

AUDIT-RELATED FEES

Rotenberg & Co. LLP was not paid additional fees for the fiscal years ended March 31, 2006 and 2005 for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

TAX FEES

Rotenberg & Co. LLP was not paid any fees for the fiscal years ended March 31, 2006 and 2005 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

ALL OTHER FEES

Rotenberg & Co. LLP was paid no other fees for professional services during the fiscal years ended March 31, 2006 and 2005.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

ITEM 8. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report	F-2

Consolidated Balance Sheets as of March 31, 2006 and 2005	F-3 - F-4

Consolidated Statements of Income for the years ended March 31, 2006 and 2005	F-5

Consolidated Statements of Changes in Equity for the years ended March 31, 2006 and 2005	F-6

Consolidated Statement of Cash Flows for the years ended March 31, 2006 and 2005	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Synutra International, Inc. and Subsidiaries
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
May 5, 2006

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005

ASSETS

	March 31, 2006	March 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$22,133,869	$16,085,403
Short term investment - at market	42,557	45,237
Notes receivables	-	27,790
Trade receivables, net of provisions	2,539,717	1,968,235
Inventories, net of provisions	11,789,433	6,757,021
Advances to suppliers	354,052	721,623
Other receivables, net of provisions	2,229,869	1,745,985
Due from related parties	8,602,363	8,082,451
Deferred expenses	125,931	383,869
Total current assets	47,817,791	35,817,613

Property, plant and equipment, net	13,727,873	13,887,012

Other Assets
Intangible assets, net	264,562	334,392
Construction in progress	21,198,431	14,152,518

TOTAL ASSETS	$83,008,658	$64,191,535

The accompanying notes are in integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2006	March 31, 2005
Current Liabilities
Bank loans	$13,133,534	$12,299,885
Notes payable	19,112,823	19,821,180
Trade payables	12,579,942	4,966,997
Advance from customers	932,843	540,843
Other payables	4,555,012	4,400,128
Accrued expenses	496,286	293,640
Tax payables	1,996,789	605,915
Due to related parties	4,301,137	8,808,904
Total current liabilities	$57,108,365	$51,737,492

Long term debt	4,932,182	4,832,961

Total liabilities	$62,040,548	$56,570,453

Minority interest	-	(576)

Shareholders' equity
Preferred stock-$.0001 par value; 20,000,000 Authorized; 0 issued and outstanding	-	-
Common Stock-$.0001 par value; 250,000,000 authorized; 50,000,713 issued and outstanding	5,000	5,000
Additional paid-in capital	7,676,394	7,205,409
Reserves	45,804	45,804
Retained earnings	12,185,515	583,603
Accumulated other comprehensive income/(loss)	1,055,397	(218,158)
Total shareholders' equity	$20,968,110	$7,621,658

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$83,008,658	$64,191,535

The accompanying notes are in integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005

Sales	$103,186,647	$55,959,870
Cost of sales	46,541,796	27,969,736
Gross profit	56,644,852	27,990,135
Selling & distribution expenses	15,494,007	11,269,262
Advertising costs and promotion	22,540,472	9,176,739
General & administrative expenses	5,697,969	2,835,180
Income from operations	12,912,404	4,708,954
Finance costs	(1,414,565)	(1,168,632)
Subsidy Income	734,035	270,779
Interest income	237,070	144,458
Other income/(expenses)	579,221	(859)
Income before tax	13,048,165	3,954,700
Corporation income tax - current	1,445,677	88,355
Net income before minority interests	11,602,488	3,866,345
Minority interests	(576)	(744,377)
Net income attributable to shareholders	11,601,912	3,121,968
Other Comprehensive income/(loss) - Foreign currency translation	1,273,555	(109,805)
Comprehensive income	12,875,468	3,012,163

Earning per share
Basic and diluted	$0.23	$0.06
Weighted average common share outstanding
Basic and diluted	50,000,713	50,000,713 (1)

The accompanying notes are in integral part of the consolidated financial statement.

(1) All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Common Stock Outstanding (1)	Common Stock (1)	Additional paid-in capital (1)	Reserves	Retained earnings	Accumulated other comprehensive income(loss)	Total
Balance at April 1, 2004	50,000,713	$5,000	$7,000,739	$29,149	$(2,521,710)	$(108,353)	$4,404,825
Capital contribution during the year			204,670				204,670
Net income for the year		-	-	-	3,121,968	-	3,121,968
Transfer to reserves				16,655	(16,655)	-	-
Other comprehensive income/(loss)			-	-	-	(109,805)	(109,805)
Balance at March 31, 2005	50,000,713	5,000	7,205,409	45,804	583,603	(218,158)	7,621,658
Capital contribution during the year			470,985				470,985
Excess in capital contribution		-	-	-	-	-	-
Net income for the year		-	-	-	11,601,912	-	11,601,912
Other comprehensive income/(loss)		-	-	-	-	1,273,555	1,273,555
Balance at March 31, 2006	50,000,713	$5,000	$7,676,394	$45,804	$12,185,515	$1,055,397	$20,968,110

(1) All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

The accompanying notes are in integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended March 31, 2006	Year ended March 31, 2005
Cash Flows from Operating Activities:
Net income	$11,601,912	$3,121,968
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	914,456	1,320,410
Bad Debt Expenses	214 ,742	98,123
Gain on short term investment	2,680	26,315
Minority interest	576	744,376

Changes in operating assets and liabilities:
Notes receivable	27,790	172,993
Trade receivable	(786,224)	(759,617)
Inventories	(5,032,412)	(327,256)
Advances to suppliers	367,572	86,514
Other receivable	(483,884)	10,916,178
Deferred expenses	257,939	(58,492)
Due from related parties	(519,911)	(5,592,687)
Due to related parties	(4,507,769)	(817,332)
Notes payable	(708,358)	7,738,778
Trade payable	7,612,945	417,910
Advances from customers	392,000	(320,458)
Other payable & accrued expenses	357,531	(2,566,741)
Tax payable	1,390,874	91,328

Net Cash Provided by Operating Activities	11,102,458	14,292,311

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(669,447)	(1,379,998)
Cash used for construction in progress	(7,045,914)	(13,224,460)
Purchases of intangible assets	(16,042)	(334,392)

Net Cash Used in Investing Activities	(7,731,403)	(14,938,852)

The accompanying notes are in integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
Cash Flows from Financing Activities:
Inception of bank loans, net	932,870	6,524,497
Repayment of bank loans, net		(3,624,721)

(Excess of)/ capital contribution	470,985	204,670

Net Cash Used in Financing Activities	1,403,855	3,104,446

Net Change in Cash and Cash Equivalents	4,774,911	2,457,905

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,273,555	(109,805)

Cash and cash equivalents, beginning of year	16,085,403	13,737,303

Cash and cash equivalents, end of year	$22,133,869	$16,085,403

Supplementary Cash Flows Disclosures
Interest paid	$1,414,565	$1,168,632

Income taxes paid	$1,026,266	$95,451

The accompanying notes are in integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under the brand names Super, U-Smart, U-Strong, and National Standards. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Beijing Honnete Dairy Co., Ltd., an affiliate of Mr. Liang Zhang. In December 2003, Beijing Honnete Dairy Co.,Ltd transferred 40% of his ownership to Synutra, and then transferred the balance of the ownership to Synutra Illinois in February 2005.

Qingdao ST George Dairy Co., Ltd. is engaged in the packaging, shipping and distribution of all of Synutra’s products. Qingdao ST George Dairy Co., Ltd. was formed in September 2001 by Synutra Illinois, an affiliate of Mr. Liang Zhang. In March 2004 Synutra Illinois transferred 75% of Qingdao St George Dairy Co., Ltd ownership to Sheng Zhi Da Dairy Corporation and Synutra Illinois retained 25% of the company. In February 2005 Sheng Zhi Da Dairy Corporation transferred all of its ownership in Qingdao St. George Dairy Co., Ltd. (75%) to Synutra Illinois, resulting in a 100% ownership of Qingdao St. George Dairy Co., Ltd by Synutra Illinois.

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. In June 2004, Mr. Liang Zhang acquired 100% of the interest of Beian Olisong Dairy Co., Ltd. which changed its name to Beian. In January 2005, Mr. Zhang transferred 100% of his ownership in Beian to Synutra Illinois.

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards. Loubei was formed in April 2001 by Mr. Liang Zhang. In June 2003, Mr. Zhang transferred 33% of his ownership to Synutra Illinois and then transferred the balance of the ownership to Synutra Illinois in January 2005.

Quindao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Quindao Mother and Infant Nutrition Research Company Limited was formed in April 2004 by Mr. Liang Zhang. In May 2005, Mr. Zhang transferred 100% of his ownership to Synutra Illinois.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in March 2004 by Chaibei Sheng Yuan Diary Co., Ltd., an affiliate of Mr. Zhang, and Synutra Illinois as a joint venture. In August 2005, Chaibei Sheng Yuan Diary Co., Ltd. was merged into Zhangjiakou resulting in Synutra Illinois owning 100% of Zhangjiakou.

On July 15, 2005, pursuant to a Share Exchange Agreement dated as of June 14, 2005 among the Company, Thomas Braun, Beams Power Investment Limited, Strong Gold Finance Ltd and Synutra Illinois, the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra Illinois that owned all the registered capital of the six subsidiaries (the “Exchange”). As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of the Company.

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

Pursuant to the Exchange, the Company issued 46,000,000 shares of its common stock in exchange for all of the outstanding capital stock of Synutra Illinois held by Beams Power Investment Limited and Strong Gold Finance Ltd., 2,844,500 shares were issued to various financial consultants and/or their designees and 35,000 shares to a finder. Therefore, the total issued and outstanding shares of the Company’s common stock was 50,000,713 shares after giving effect to the Exchange.

As a result of the Exchange, the stockholders of the Company immediately prior to the Exchange owned approximately 1,121,213 shares, or approximately 2% of the issued and outstanding shares of the Company’s common stock and the Company is now controlled by the former stockholders of Synutra Illinois.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company (SYUT) and all its subsidiaries ("The Group"). All material inter-company accounts and transactions have been eliminated.

The following companies are consolidated for financial statement presentation:

Name of subsidiaries	Incorporation date
Qingdao St. George Dairy Co. Ltd	September 2001
Qingdao Sheng Yuan Dairy Co. Ltd	January 1998
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	April 2001
Bei’an Yipin Dairy Co. Ltd	June 2004
Qingdao Women and Children Nutrition Research Co. Ltd	April 2004
Zhangjiakou Shen Yuan Co. Ltd *	March 2004

* Zhangjiakou completed a merger with Chaibei Sheng Yuan as of August 2005 and Zhangjiakou emerged as the surviving entity from the merger.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

	March 31, 2006	March 31, 2005
Cash	$5,676,616	$5,812,340
Cash restricted	16,457,253	10,273,063
Total	$22,133,869	$16,085,403

Cash restricted is 30%, 50%, or 100% bank demand deposit used as security against notes payable. This is used by the Company as a short term instrument to reduce financing cost. Cash restricted are called at the same terms of notes.

B. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

C. LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years.

D. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property, plant and equipment are as follows:

Buildings and leasehold improvement	40 - 50 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	5 years
Motor vehicles	5 years

E. CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

The capitalized interest accrued up to March 31, 2006 was $481,045 associated with construction in progress.

F. INTANGIBLE ASSETS

Intangible assets - Intangible assets represent computer software and applications. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, Intangible assets - Intangible assets represent computer software and applications. Intangible assets are measured initially at cost.

The gross carrying amount of the intangible assets was $264,562 at March 2006 and $334,392 at March 2005 respectively.

G. ACCOUNT RECEIVABLES

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $417,143 and $202,401 as at March 31, 2006 and 2005, respectively.

H. INCOME TAXES

Income taxes of the Company’s subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois, applicable U.S. tax laws are followed. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. According to applicable tax laws regarding foreign direct investment entities, some of the consolidated companies are exempted from income taxes in the PRC for 2 years beginning in their first profitable year.

H. GOVERNMENT SUBSIDIES

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with. The Subsidies from the government were $734,035 and $270,779 during the years ended March31, 2006 and 2005, respectively. There is no interest subsidy involved herein.

I. RELATED PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. The related parties were excluded from consolidation due to equity structure and other business reasons.

J. FOREIGN CURRENCY TRANSLATION

The Company maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency. Transactions denominated in foreign currencies are translated into the reporting currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the reporting currency at the exchange rates prevailing at the balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

March 31,2006
Balance sheet	RMB	8.017	to US	$1.00
Operating statement	RMB	8.147	to US	$1.00

March 31,2005
Balance sheet	RMB	8.2765	to US	$1.00
Operating statement	RMB	8.2765	to US	$1.00

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with supplier's invoices, shipping documents and signed contracts.

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB yuan to fluctuate within a narrow band vis a vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected the changes in the foreign currency translation as reflected in the other comprehensive income / (loss) of $1,273,555 and $(109,805) for the years ended March 31, 2006 and 2005, respectively.

K. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

L. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2006 and 2005 due to the relatively short-term nature of these instruments.

M. REVENUE RECOGNITION

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped and title passes to the customer and collectibility is reasonably assured. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts.

N. SHIPPING AND HANDLING

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $2,810,339 and $1,964,855 during the years ended March 31, 2006 and 2005 respectively

O. ADVERTISING COSTS AND PROMOTION

Advertising costs and promotion include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $22,540,472 and $9,176,739 during the years ended March 31, 2006 and 2005 respectively.

P. EMPLOYEES' BENEFITS

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Q. SEGMENTS

No business segment analysis is provided for the years end March 31, 2006 and 2005, as less than 10% of consolidated revenue and less than 10% of consolidated income from operations is attributable to the segment other than sales of dairy based infant and adult nutritional products.

Further, no geographical segment analysis is provided for the years ended March 31, 2006 and 2005, as less than 10% of consolidated revenue and less than 10% consolidated income from operations is attributable to the segment other than the Mainland China.

R. COMPREHENSIVE INCOME/(LOSS)

The Group has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The comprehensive income for the year ended March 31, 2006 was $1,273,555, while the comprehensive loss for the year ended March 31, 2005 was $109,805.

S. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

T. RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement had been adopted by the Company from 2005.

In December 2004, the FASB issued a revised SFAS No. 123R, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies. The Company has adopted this accounting standard since January 1, 2006. The Company has not issued any options pursuant to the 2005 stock compensation plan.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

4. ACCOUNT RECEIVABLES

The Company's trade receivables as at March 31, 2005 and 2004 are summarized as follows:

	2006	2005

Trade receivables	$2,956,860	$2,170,636
Less: Allowance for doubtful accounts	(417,143)	(202,401)
	$2,539,717	$1,968,235

The activity in the Company allowance for doubtful accounts during the years ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005

Balance at beginning of year	$202,401	$104,278
Add: Additions during the year	214,742	98,123
Balance at end of year	$417,143	$202,401

5. PROPERTY, PLANT AND EQUIPMENT

	2006	2005
Cost:
Buildings and leasehold improvement	$7,313,860	$7,694,759
Land use rights	1,659,542	1,607,166
Plant and machinery	7,206,411	6,117,319
Office equipment and furnishings	988,330	832,120
Motor vehicles	1,210,974	1,458,306
	18,379,117	17,709,670

Less: Accumulated depreciation:
Buildings and leasehold improvement	1,264,683	986,350
Land use rights	113,585	75,889
Plant and machinery	2,306,131	1,583,481
Office equipment and furnishings	336,235	328,398
Motor vehicles	630,610	848,540
	4,651,244	3,822,658

Property, plant and equipment, net	$13,727,873	$13,887,012

Depreciation expenses relating to property, land, plant and equipment was $828,585 and $1,320,405 for the years ended March 31, 2006 and 2005, respectively.

6. INVENTORIES

The Company's inventories at March 31, 2006 and 2005 are summarized as follows:

	2006	2005

Raw materials	$1,984,520	$981,710
Work-in-progress	7,586,465	2,735,098
Finished goods	2,131,552	2,216,386
Packing materials and other consumables	86,896	824,827
Total Inventories	$11,789,433	$6,757,021

7. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A.	Due from related parties

	Year ended March 31, 2006	Year ended March 31, 2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$226,383	$824,092
Sheng Zhi Da Dairy Group Corporation	(268,349)	4,635,779
Beijing Kelqin Dairy Co. Ltd	1,708,230	(417,135)
St. Angel (Beijing Business Service)	1,761,265	-
Beijing Honnete Dairy Corporation Ltd	4,185,149	2,765,633
Beijing Ao Naier Feed Stuff LLC	297,892	231,466
Beijing Ludin Xueyuan Trading Co. Ltd	691,793	42,616
Total Due from Related Companies	$8,602,363	$8,082,451

B.	Due to related parties

	Year ended March 31, 2006	Year ended March 31, 2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$705,602	$630,130
Sheng Zhi Da Dairy Group Corporation	2,192,892	7,457,388
Beijing Kelqin Dairy Co. Ltd	63,909	1,246,255
St. Angel (Beijing Business Service)	-	(524,869)
Beijing Honnete Dairy Corporation Ltd	1,338,734	-
Beijing Ao Naier Feed Stuff LLC	-	-
Total Due to Related Companies	$4,301,137	$8,808,904

8. INTANGIBLES

Intangible assets represent computer software and applications. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

Intangible assets consist of the follow:

	Year ended March 31, 2006		Year ended March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Computer software and applications	426,430	161,868	$408,952	74,560
Total intangible assets	426,430	161,868	408,952	74,560

Amortization expenses for year ended March 31,2006 and 2005 was$87,308and $56,414 respectively.Estimated amortization expense for each of the five succeeding years is as follow:

Year ending March 31,
2007	$88,187
2008	88,187
2009	88,187
2010	-
2011	-

7. BANK LOANS

As at March 31, 2006 and 2005, the Company had short-term loans from banks at the amount of $13,113,534 and $12,229,885 bearing interest ranging from 5.576% to 7.488% per annum. Such loans are extendable for not less than one year to March 2007. The loans were secured by the pledge of certain fixed assets held by the Group and its subsidiaries.

The value of equipment pledged were $11.56 million and $9.95million during the year ended March 31, 2006 and 2005 respectively.

The Company’s long term borrowing includes a RMB 40 million (approximately USD $4.8 million) bank loan incepted in 2003 with a maturity date before the end of year 2006. This loan carries an interest rate of 2.88% for the first year and 5.76% for the second and third years. The Company has the intention to refinance the loan of $4.8 million on a long-term basis and the previous history has demonstrated its ability to consummate the refinancing. There are no other long term borrowings by the Company at the time of this report.

8. INCOME TAXES

All subsidiaries are subject to state and local income taxes within the PRC at the applicable tax rate as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to wholly-owned foreign enterprises.

During the 2005 tax year, the taxation responsibilities of the Company’s subsidiaries in China are each described as follows:

Chabei Shengyuan Dairy Co. Ltd was not liable for income taxes in the years before 2005. Its net income was taxable at a 33% rate beginning from 2005.

Zhangjiakou Shengyuan Co. Ltd was subject to 33% of income tax from April 1, 2005 to December 31, 2005, and elected to apply for tax holiday treatment for the year of 2006 where the income tax rate was 0%.

Heilongjiang Luobei Shengyuan Dairy Co. Ltd was subject to a 33% income tax rate from April 1, 2004 to June 30, 2005, and a 30% tax rate from June 30, 2005 to December 31, 2005. It has elected to apply for tax holiday treatment for 2006 whereby the income tax rate will be0%.

Qingdao St George Dairy Co. Ltd was accorded tax holiday treatment for 2004 and was not subject to any income taxes from January 1, 2004 to December 31, 2005. The subsidiary currently enjoys a 50% income tax abatement at 12% beginning from 2006.

Qingdao Shengyuan Dairy Co. Ltd was subject to 33% income tax.

Beian Yipin Dairy Co. Ltd was subject to 33% income tax for the current year.
Qingdao Women and Children Nutrition Research Co. Ltd was subject to 33% income tax and there would not be any tax holiday or concession to this subsidiary.

The Company’s income/(loss) before income taxes was comprised of the following for the years ended March 31, 2006 and 2005, respectively:

	2006	2005

United States	$(316,610)	$(20,360)
PRC	13,364,775	3,975,060
	$13,048,165	$3,954,700

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the years ended March 31, 2006 and 2005, respectively, are summarized as follows:

	2006	2005
PRC only:
Current	$1,445,677	$88,355
Deferred	-	-
	$1,445,677	$88,355

9. RESERVES

The reserve fund is comprised of the following:

	2006	2005

Statutory surplus reserve fund	$45,804	$45,804

Pursuant to the relevant laws and regulations of Wholly Owned Foreign Enterprises, the profits of the Company, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after they have satisfied all the PRC tax liabilities, provided for losses of previous years, and made appropriations to reserve funds, as determined by the Board of Directors in accordance with the PRC accounting standards and regulations.

The Company did not elect to issue dividends in fiscal years of 2005 and 2006. Therefore, there had not been any changes in the reserves over the same period of time.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, all subsidiaries (both wholly-owned foreign enterprises) are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

Net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If any subsidiary has foreign currency available after meeting its operational needs, it may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

10.	NET INCOME (LOSS) PER SHARE (EPS)

SFAS 128 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options and warrants, if exist, will be reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	For the Year Ended March 312006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	11,601,912	50,000,713	$0.23

Effect of Dilutive Securities
Warrants and options	-	-
Convertible preferred stock	-	-

Diluted EPS
Income available to common stockholders + assumed conversions	11,601,912	50,000,713	$0.23

10. RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended March 31, 2006 and 2005:

Sales to related companies

	2006	2005
Beijing Kelqin Dairy Co. Ltd	$2,259,810	$384,118
Sheng Zhi Da Dairy Group Corporation	376,324	1,037,714
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,541,592	2,788,588
Beijing Honnete Dairy Corporation Ltd	13,155,447	-
St. Angel (Beijing Business Service)	1,047,813	323,837
Beijing Ao Naier Feed Stuff LLC	75,410	16,522
Beijing Ludin Xueyuan Trading Co. Ltd	526,853	270,075
Total	$20,983,249	$4,820,854

Purchases from related companies

	2006	2005
Beijing Kelqin Dairy Co. Ltd	$955,386	$904,075
Sheng Zhi Da Dairy Group Corporation	2,145,168	2,213,535
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	11,987,277	7,246,611
Beijing Honnete Dairy Corporation Ltd	6,655,093	4,561,794
Beijing Sheng Long Media Co. Ltd	57,915	31,524
Total	$21,800,839	$14,957,539

In the fiscal years ended March 31, 2006 and 2005, the Company’s sales to the related parties included anhydrous milk fat and Non-Fat Dry Milk to Beijing Kelgin Dairy Co., Ltd. and Beijing Honnete Dairy Corporation, Ltd.; formulation ingredients to Sheng Zhi Da Dairy Group Corporation, Beijing Ao Naier Feed Stuff LLC, and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and the Company’s name brand products to St Angel (Beijing Business Service) and Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market price.

In the fiscal year ended March 31, 2006 and 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelgin Dairy Co. Ltd. and Beijing Honnete Dairy Corporation Ltd; various ingredients and materials (packaging, etc.) from Sheng Zhi Da Dairy Group Corporation; spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.; and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd. Terms of these transactions are all done at market prices.

11. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of March 31, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as at March 31, 2006 and 2005 were as follows:

	Expiration date			Monthly payment	Mar-07	Mar-08	Mar-09	Mar-10	Mar-11
Office facilities in Beijing(SOHO903)	20-Apr-05	-	14-Dec-07	$7,239	$86,863	$57,909	-	-	-
Office facilities in Beijing(SOHO2903-2905)	15-Dec-04	-	14-Dec-07	10,975	131,700	87,800	-	-	-
Office facilities in Beijing	1-Jan-06	-	31-Dec-07	3,950	47,400	35,550	-	-	-
Warehouses in Qingdao	21-Nov-05	-	20-May-06	2,640	4,400	-	-	-	-
Warehouses in Qingdao	21-Nov-05	-	10-May-06	1,401	1,868	-	-	-	-
Total rent expenses		-			$272,230	$181,258	-	-	-

C. LEGAL PROCEEDINGS

N/A

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company faces a number of risks and challenges since its operations are in the PRC. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

14. SUBSEQUENT EVENTS

In June, 2006, the Company negotiated a Letter of Intent to acquire Zheng Lan Qi Dairy Company, Ltd. of Inner Mongolia, China with a cash payment of RMB 31 million (about USD $3.9 million at today’s exchange rate) from the local government of Zheng Lan Qi County. The scope of the transaction includes land use rights, plant buildings and all plant equipment. With an additional investment of RMB 19 million (about USD $ 2.4 million), the Company plans to bring the business into operation later this year. In consideration of the Company’s business commitment, the Zheng Lan Qi County government has agreed to make available a cash incentive package of RMB 30 million to the Company at the execution of a definitive project agreement. This agreement is pending approval from the Company’s board. The future plant will manufacture protein-based nutrition bars and other food and nutritional products for nationwide distribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of June 2006.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date
/s/ Liang Zhang	Chief Executive Officer, and Chairman	June 28, 2006
Liang Zhang

/s/ Weiguo Zhang	Chief Operating Officer and Director	June 28, 2006
Weiguo Zhang

/s/ Jibin Zhang	Chief Financial Officer	June 28, 2006
Jibin Zhang

/s/ Steve R. Champion	Director	June 28, 2006
Steve R. Champion

/s/ Jinrong Chen	Director	June 28, 2006
Jinrong Chen

/s/ Mei Liu	Director	June 28, 2006
Mei Liu

/s/ Willie Wu	Director, Vice President	June 28, 2006
Willie Wu