Form 10-Q
period 2006-06-30
Synutra International, Inc.
filed 2006-08-07
CIK 1293593

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number: 000-50601

SYNUTRA INTERNATIONAL, INC.
  (Exact name of registrant as specified in its charter)

DELAWARE	13-4306188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15200 Shady Grove Road, Suite 350
Rockville, Maryland 20850
  (Address of principal executive offices)

(301) 840-3888
(Registrant’s telephone number, including area code)

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes ☐      No ☒

As of July 31, 2006, there were 50,000,713 shares of Common Stock outstanding.

SYNUTRA INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited) and March 31, 2006 (audited)	3-4

Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005	5

Consolidated Statements of Changes in Stockholders' Equity for the three months ended June 30, 2006 and 2005 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005	7-8

Notes to the Condensed Consolidated Financial Statements	9-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Item 5.Other information	28

PART II. OTHER INFORMATION

Item 6. Exhibits	29

Signatures	30

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30 2006 (unaudited)	March 31 2006 (audited)
Current Assets
Cash and cash equivalents	$25,877,244	$22,133,869
Short term investment - at market	42,671	42,557
Notes receivables	148,955	-
Trade receivables, net of provisions	8,287,013	2,539,717
Inventories, net of provisions	8,464,441	11,789,433
Advances to suppliers	2,328,675	354,052
Other receivables, net of provisions	2,993,559	2,229,869
Due from related parties	7,383,290	8,602,363
Deferred expenses	79,667	125,931
Total current assets	55,605,515	47,817,791
Property, plant and equipment, net	13,601,653	13,727,873
Other Assets
Intangible assets,net	246,937	264,562
Construction in progress	21,693,020	21,198,431
TOTAL ASSETS	$91,147,125	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

LIABILITIES & SHAREHOLDERS' EQUITY	June 30 2006 (unaudited)	March 31 2006 (audited)
Current Liabilities
Bank loans	$17,551,071	$13,133,534
Notes payable	23,200,260	19,112,823
Trade payables	9,312,636	12,579,942
Advance from customers	756,034	932,843
Other payables	5,380,664	4,555,012
Accrued expenses	603,294	496,286
Tax payables	1,910,042	1,996,789
Due to related parties	2,204,319	4,301,137
Total current liabilities	$60,918,320	$57,108,365
Long term debt	-	4,932,182
Total liabilities	$60,918,320	$62,040,548
Minority interest	-	-

Shareholders' equity
Preferred stock-$.0001 par value; 20,000,000 Authorized; 0 issued and outstanding	-	-
Common Stock-$.0001 par value; 250,000,000 authorized; 50,000,713 issued and outstanding	5,000	5,000
Additional paid-in capital	7,676,394	7,676,394
Reserves	45,804	45,804
Retained earnings	21,405,996	12,185,515
Accumulated other comprehensive income/(loss)	1,095,611	1,055,397
Total shareholders' equity	$30,228,805	$20,968,110
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$91,147,125	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months ended June 30
	2006	2005
Sales	$42,676,120	$17,401,827
Cost of sales	20,644,247	8,456,140
Gross profit	22,031,873	8,945,687
Selling & distribution expenses	5,042,348	1,814,977
Advertising and promotion	6,928,074	5,257,881
General & administrative expenses	993,542	859,501
Income from operations	9,067,909	1,013,328
Finance costs	(408,794)	(415,286)
Subsidy income	1,387,420	604,120
Interest income	61,132	63,830
Other income/(expenses)	(92,551)	484,355
Income before tax	10,015,116	1,750,346
Corporation income tax - current	794,635	25,566
Net income before minority interests	9,220,481	1,724,780
Minority interests	-	(576)
Net income attributable to shareholders	9,220,481	1,724,204
Other Comprehensive income/-Foreign currency translation	40,214	26,877
Comprehensive income	9,260,695	1,751,081

Earning per share
Basic and diluted	$0.18	$0.03
Weighted average common shares outstanding
Basic and diluted	50,000,713	50,000,713

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
	Common Stock outstanding	Share capital	Additional paid-in capital	Reserves	Retained profits	Accumulated comprehensive income(loss)	Total
Balance at March 31, 2005	50,000,713	$5,000	$7,205,409	$45,804	$583,603	$(218,158)	$7,621,658
Capital contribution during quarter	-	-	470,985	-	-	-	470,985
Net income for the quarter	-	-	-	-	1,724,204	-	1,724,204
Foreign currency translation	-	-	-	-	-	26,878	26,878
Balance at June 30, 2005	50,000,713	5,000	7,676,394	45,804	2,307,807	(191,280)	9,843,725
Balance at March 31, 2006	50,000,713	5,000	7,676,394	45,804	12,185,515	1,055,397	20,968,110
Net income for the quarter	-	-	-	-	9,220,481	-	9,220,481
Foreign currency translation	-	-	-	-	-	40,214	40,214
Balance at June 30, 2006	50,000,713	$5,000	$7,676,394	$45,804	$21,405,996	$1,095,611	$30,228,805

(1) All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

 The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended June 30
	2006	2005
Cash Flows from Operating Activities:
Net income	$9,220,481	$1,724,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371,436	358,370
Bad Debt Expenses/(Income)	(18,566)	-
Gain on short term investment	(114)	(3,891)
Minority interest	-	576

Changes in operating assets and liabilities:
Notes receivable	(148,955)	(4,470)
Trade receivable	(5,728,730)	(13,649)
Inventories	3,324,992	311,389
Advances to suppliers	(1,974,624)	83,834
Other receivable, net	(763,690)	(561,641)
Deferred expenses	46,265	(2,436,600)
Due from related parties	1,219,073	2,767,135
Due to related parties	(2,096,817)	(1,452,258)
Notes payable	4,087,438	1,329,064
Trade payable	(3,267,307)	436,083
Advances from customers	(176,809)	855,871
Other payable & accrued expenses	932,661	32,061
Tax payable	(86,747)	-

Net Cash Provided by Operating Activities	4,939,986	3,426,079
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(224,551)	(1,066,068)
Cash used for construction in progress	(494,589)	(1,208,507)
Purchases of intangible assets	(3,039)	(302)
Net Cash Used in Investing Activities	(722,179)	(2,274,877)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(unaudited)

	Three Months ended June 30
	2006	2005
Cash Flows from Financing Activities:
Inception of bank loans, net	-	1,208,240
Repayment of bank loans, net	(514,646)	-
(Excess of)/ capital contribution	-	470,985
Net Cash Used in Financing Activities	(514,646)	1,679,225
Net Change in Cash and Cash Equivalents	3,703,161	2,830,427
Effect of Exchange Rate Changes on Cash and Cash Equivalents	40,214	26,877
Cash and cash equivalents, beginning of period	22,133,869	16,085,403
Cash and cash equivalents, end of period	$25,877,244	$18,942,707
Supplementary Cash Flows Disclosures
Interest paid	$344,945	$360,243
Income taxes paid	$795,699	$7,793

 The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The Company is a Delaware corporation that at June 30, 2006 owned 100% of six subsidiary companies in the People’s Republic of China (“PRC” or “China”). These six subsidiaries are all principally engaged in different stages of the production, distribution, and sales of dairy based infant formulas and other nutritional products. The Company’s extensive sales network covers 24 provinces, 227 cities, and more than 800 counties throughout China. In 2004, the Company’s infant formula market share was rated number eight among international manufacturers and number three among domestic manufacturers in China. The Company’s fiscal year end is March 31.

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Synutra , Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the three month periods ended June 30, 2006 and 2005. The results of operations for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet information as of March 31, 2006 was derived from the audited Fiscal 2005 Annual Report. These financial statements should read in conjunction with that report.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

For certain of the Company's consolidated financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, deposits and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

Principles of consolidation

The consolidated financial statements as of June 30, 2006, the related consolidated statements of income for the three months ended June 30, 2006 and 2005, and the related consolidated statements of cash flows and stockholders’ equity statements for the three months ended June 30, 2006 and 2005 are unaudited. All significant inter-company balances and transactions have been eliminated in the consolidation.

The following companies are consolidated for financial statement presentation:

Name of subsidiaries	Incorporation date
Qingdao St. George Dairy Co. Ltd	Sep-01
Qingdao Sheng Yuan Dairy Co. Ltd	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	Apr-01
Bei’an Yipin Dairy Co. Ltd	Jun-04
Qingdao Women and Children Nutrition Research Co. Ltd	Apr-04
Zhangjiakou Shen Yuan Co. Ltd *	Mar-04

*  Zhangjiakou completed a merger with Chaibei Sheng Yuan as of August 2005 and Zhangjiakou emerged as the surviving entity from the merger

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

	30-Jun-06	30-Jun-05
Cash	$8,777,152	$7,703,052
Cash restricted	17,100,092	11,239,654
Total	$25,877,244	$18,942,707

Cash restricted is 30%, 50%, or 100% of bank demand deposits used as security against notes payables of 3 to 6 months terms. This is used by the Company as a short term instrument to reduce short-term interest expenses.

Accounts receivable

The Company presents accounts receivable, net of allowance for doubtful accounts. The allowance is calculated based on review of individual customer accounts.

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $398,577 and $202,401 as at June 30, 2006 and 2005, respectively.

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

The capitalized interest accrued up to the three months ended June 30, 2006 was $73,641 associated with construction in progress

Intangible assets

Intangible assets - Intangible assets represent computer software and applications. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably.

The net carrying amount of the intangible assets was $246,937 at June 30, 2006 and $311,934 at June 30, 2005 respectively

Government subsidies

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with. The Subsidies from the government were $1,387,420 and $604,120 during the three months ended June 30, 2006 and 2005, respectively.

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

Foreign currency translation

The Company maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency, being the functional currency. Transactions denominated in foreign currencies are translated into the reporting currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the reporting currency at the exchange rates prevailing at the balance sheet date. Income and expenditures are translated at the average exchange rate of this term.

June 30, 2006
Balance sheet	RMB	7.9956	to US	$1.00
Operating statement	RMB	8.0063	to US	$1.00

June 30, 2005
Balance sheet	RMB	8.2765	to US	$1.00
Operating statement	RMB	8.2765	to US	$1.00

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB yuan to fluctuate within a narrow band vis á vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected changes in the foreign currency translation over the reporting period and is reflected in the other comprehensive income / (loss) of $40,214 and $26,877 for the three months ended June 30, 2006 and 2005 respectively.

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

Fair value of financial instruments

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at June 30, 2006 and 2005 due to the relatively short-term nature of these instruments.

Shipping and handing

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $950,728 and $588,181 during the three months ended June 30, 2006 and 2005, respectively

Advertising costs and promotion

Advertising costs and promotion include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $6,928,074 and $5,257,881 during the three months ended June 30, 2006 and 2005, respectively.

Employees’ benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Comprehensive income/(loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The comprehensive income was $40,214 and $26,877 for the three months ended June 30, 2006 and 2005, respectively.

3. CONCENTRATION OF CREDIT RISK

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

4. RECENT PRONOUNCEMENTS

None.

5. ACCOUNT RECEIVABLES

The Company's trade receivables as at June 30, 2006 and 2005 are summarized as follows:

	June 30, 2006	June 30, 2005

Trade receivables	$8,685,590	$2,184,284
Less: Allowance for doubtful accounts	(398,577)	(202,401)
Trade receivables, net	$8,287,013	$1,981,883

6. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2006	June 30, 2005
Cost:
Buildings and leasehold improvement	$7,433,559	$7,348,308
Land use rights	1,668,050	1,607,166
Plant and machinery	7,317,238	6,567,167
Office equipment and furnishings	947,166	861,796
Motor vehicles	1,237,656	1,573,864
	18,603,669	17,958,301

Less: Accumulated depreciation:
Buildings and leasehold improvement	1,376,661	1,079,344
Land use rights	122,546	83,285
Plant and machinery	2,495,349	1,737,303
Office equipment and furnishings	323,057	367,074
Motor vehicles	684,403	893,210
	5,002,016	4,160,216
Property, plant and equipment, net	$13,601,653	$13,798,085

Depreciation expenses relating to property, land, plant and equipment was $350,064 and $337,805 for the three months ended June 30, 2006 and 2005, respectively.

7. INVENTORIES

The Company's inventories at June 30, 2006 and 2005 are summarized as follows:
	June 30,2006	June 30,2005
Raw Materials	$917,612	$1,054,037
Work in Process	5,578,816	3,324,858
Finished Goods	1,291,860	1,541,000
Packing Materials & Other Consumables	676,153	525,737
Total	$8,464,441	$6,445,632

8. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

Due from related parties

	Three months ended June 30, 2006	Three months ended June 30, 2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$514,450	$78,946
Sheng Zhi Da Dairy Group Corporation	629,693	2,924,653
Beijing Kelqin Dairy Co. Ltd	399,495	625,286
St. Angel (Beijing Business Service)	35,910	1,146,200
Beijing Honnete Dairy Corporation Ltd	5,481,582	308,766
Beijing Ao Naier Feed Stuff LLC	303,524	231,466
Beijing Ludin Xueyuan Trading Co. Ltd	18,636	-
Total Due from Related Companies	$7,383,290	$5,315,317

Due to related parties
	Three months ended June 30, 2006	Three months ended June 30, 2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$1,200,241	$1,673,937
Sheng Zhi Da Dairy Group Corporation	798,162	5,682,709
Beijing Kelqin Dairy Co. Ltd	205,916	-
Total Due to Related Companies	$2,204,319	$7,356,646

9. RELATED PARTY TRANSACTIONS
The following related party transactions occurred during the three months ended June 30, 2006 and 2005:

Sales to related parties
	Three months ended June 30, 2006	Three months ended June 30, 2005
Beijing Kelqin Dairy Co. Ltd	$378,526	$507,784
Sheng Zhi Da Dairy Group Corporation	-	353,621
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	836,306	563,269
Beijing Honnete Dairy Corporation Ltd	4,157,688	95,593
St. Angel (Beijing Business Service)	31,776	250,134
Beijing Ludin Xueyuan Trading Co. Ltd	15,932	91,366
Total	$5,420,228	$1,861,767

Purchases from related parties
	Three months ended June 30, 2006	Three months ended June 30, 2005
Beijing Kelqin Dairy Co. Ltd	$157,678	$921,657
Sheng Zhi Da Dairy Group Corporation	-	617,819
Heilongjiang Baoquanling Sheng Yuan Dairy Co.	3,354,660	2,158,034
Beijing Honnete Dairy Corporation Ltd	1,159,260	970,682
Beijing Ao Naier Feed Stuff LLC	45,923	-
Beijing Sheng Long Media Co. Ltd	-	22,685
Total	$4,717,521	$4,690,877

In the three months ended June 30, 2006 and 2005, the Company’s sales to the related parties included anhydrous milk fat and non-fat dry milk to Beijing Kelgin Dairy Co., Ltd. and Beijing Honnete Dairy Corporation, Ltd.; formulation ingredients to Sheng Zhi Da Dairy Group Corporation, and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and the Company’s name brand products to St Angel (Beijing Business Service) and Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market price.

In the three months ended June 30, 2006 and 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelgin Dairy Co. Ltd., Beijing Ao Naier Feed Stuff LLC and Beijing Honnete Dairy Corporation Ltd; various ingredients and materials (packaging, etc.) from Sheng Zhi Da Dairy Group Corporation; and spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.. Terms of these transactions are all done at market prices.

10. INTANGIBLES

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

Intangible assets consist of the follow:

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Computer software and applications	$437,152	$190,215	$411,083	$99,149
Total intangible assets	437,152	190,215	411,083	99,149

Amortization expenses for the three months ended June 30, 2006 and 2005 was $21, 372 and $20,565 respectively

11. BANK LOANS

As at June 30, 2006 and 2005, the Company had short-term loans from banks in the amount of $17,551,071 and $13,508,125 bearing interest ranging from 5.576% to 7.488% per annum. Such loans are extendable for terms of no less than one year to June 2007. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $11.56 million and $9.95 million during the three months ended June 30, 2006 and 2005, respectively.

There are no other long term borrowings by the Company at the time of this report.

12. INCOME TAXES

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

The Company’s income/(loss) before income taxes was comprised of the following for the three months ended June 30,2006 and 2005,respectively

	Three months ended June 30, 2006	Three months ended June 30, 2005

United States	$26,211	$68,116
PRC	9,988,905	1,682,230
Total	$10,015,116	$1,750,346

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the three months ended June 30, 2006 and 2005, respectively, are summarized as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005
Current	$794,635	$25,566
Deferred	-	-
Total	$794,635	$25,566

 13. NET INCOME/(LOSS) PER SHARE--EPS

SFAS 128 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options and warrants, if exists, will be reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	For the three Months Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$9,220,481	50,000,713	$0.18
Effect of Dilutive Securities
Warrants and options	-	-
Convertible preferred stock	-	-

Diluted EPS
Income available to common stockholders + assumed conversions	$9,220,481	50,000,713	$0.18

14. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of June 30, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as at June 30, 2006 and 2005 were as follows:

	Expiration date			Monthly payment	Mar-07	Mar-08	Mar-09	Mar-10	Mar-11
Office facilities in Beijing (SOHO)	20-Apr-05	-	14-Dec-07	$7,239	$86,863	$57,909	-	-	-
Office facilities in Beijing (SOHO 2903-2905)	15-Dec-04	-	14-Dec-07	10,975	131,700	87,800	-	-	-
Office facilities in Beijing	1-Jan-06	-	31-Dec-07	3,950	47,400	35,550	-	-	-
Warehouses in Qingdao	21-Nov-05	-	20-May-06	2,640	4,400	-	-	-	-
Warehouses in Qingdao	21-Nov-05	-	10-May-06	1,401	1,868	-	-	-	-
Total rent expenses		-			$272,230	$181,258	-	-	-

C. LEGAL PROCEEDINGS

N/A

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organizational structure

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales

Sales for the three months ended June 30, 2006 increased by $25,274,293 or 145.24% to $42,676,120 from $17,401,827 for the three months ended June 30, 2005. Sales increased due to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales force. Such changes strengthened promotional efforts in the medium-sized city markets and rural markets of China by modifying sales force incentive programs through aligning rewards with sales performance.

Volume of products sold increased by 64.68% in the three months ended June 30, 2006 while the average selling price went up by 48.92%. These 2 factors were responsible for all the approximately $25.3 million increase in sales revenues for the quarter.

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

Cost of Sales

Cost of sales for the three months ended June 30, 2006 increased to $20,644,247 from $8,456,140 for the three months ended June 30, 2005. The144.13% increase in cost of sales of $12,188,107 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

Gross Profit

Gross profit was $22,031,873 or 51.63% of sales for the three months ended June 30, 2006, compared to $8,945,687 or 51.41% of sales for the three months ended June 30, 2005. It was an increase of $13,086,187 or 146.28%. With sales increasing in the three months ended June 30, 2006 compared to 2005, the Company experienced an increase in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $3,227,371 or 177.82% to $5,042,348 for the three months ended June 30, 2006, as compared to $1,814,977 for the three months ended June 30, 2005. The increase in selling and distribution expenses in the three months ended June 30, 2006 as compared to 2005 was a result of increased transportation expenses due to the increase in sales volume, in addition to increases in other major components of such expenses such as wages, supermarket expenses and service expenses.  The increase in total compensation to the sales force constitutes most of the increase in selling and distribution expenses.

Advertising and Sales Promotion

Advertising and sales promotion increased by $1,670,193 or 31.77% to $6,928,074 for the three months ended June 30, 2006, as compared to $5,257,881 for the three months ended June 30, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Three months ended June 30, 2006	Three months ended June 30, 2005	change in $	change in %
Advertising	$715,878	$691,881	$23,997	3.47%
Sales promotion	6,212,196	4,566,000	1,646,196	36.05%
Totals	$6,928,074	$5,257,881	$1,670,193	31.77%

General and Administrative Expenses

General and administrative expenses increased by $134,041 or 15.6% to $993,542 for the three months ended June 30, 2006, as compared to $859,501 for the three months ended June 30, 2005. The major increases of general and administrative expenses were for staff salaries, management expenses and expenses relating to the Company’s public status.

Income from Operations

Based on the sales increase of $25.3 million or 145.24% and the cost of sales increase of $12.2 million or 144.13% for the three months ended June 30, 2006, gross profit was up by almost $13 million or 146.28% compared to the three months ended June 30, 2005. In the meantime, operational expenses also increased by approximately $5 million for the three months. As a result, income from operations was $9,067,909 for the three months ended June 30, 2006, as compared to $1,013,328 for the three months ended June 30, 2005, an increase of $8,054,581 or 794.86%.

Finance costs

Finance costs decreased by $6,492 or 1.56% to $408,794 for the three months ended June 30, 2006, as compared to $415,286 for the three months ended June 30, 2005.

Subsidy income

Subsidy income from local governments increased by $783,300 to $1,387,420 for the three months ended June 30, 2006 as compared to $604,120 for the three months ended June 30, 2005. These subsidies were provided to the Company as economic incentives and no repayment by the Company is required. The Company receives such subsidy from time to time.

Other Income (Expenses)

Other expenses were $92,551 for the three months ended June 30, 2006, as compared to other income of $484,355 for the three months ended June 30, 2005. These other expenses were incurred as a result of costs associated with disposal of returned products.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $794,635 and $25,566 for the three months ended June 30, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the year 2006 for some of the operating subsidiaries.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the three months ended June 30, 2006 increased by $7,496,277 or 434.77% to $9,220,481 from $1,724,204 for the three months ended June 30, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.18 for three months ended June 30, 2006 and $0.03 for three months ended June 30, 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $3,743,375 to $25,877,244 at June 30, 2006, as compared to $22,133,869 at March 31, 2006. The increase was mainly attributable to cash flow from operations in 2006 which amounted to $4,939,986, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to$722,179 and repayment of bank loans which amounted to $514,646. The remaining $40,214 was the effect of exchange rate changes on cash items.

Cash flow generated from operations was $4,939,986 for the three months ended June 30, 2006. Trade receivables increased by $5,728,730 and advances to suppliers increased by $1,974,624. Expanded scale of operations from the increase in sales revenues in the three months ended June 30, 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities.

Cash flows used in investing activities amounted to $722,179. During this quarter, we used $494,589 for the construction of a new factory plant and facilities. The facilities are expected to be completed in the year 2006. We also spent around $224,551 for new machinery and equipment.

Cash used in repayment of bank loans was $514,646.

Working Capital

Working capital increased by $4 million to negative $5.3 million at June 30, 2006, as compared to negative $9.3 million at March 31, 2006. The increase in working capital reflects an improvement in the ratio of current assets over current liabilities to 91.28% from 83.73% over the period in discussion.

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

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. During the fiscal year ending March 31, 2007, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We plan to use our working capital for such purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosure about market risk since March 31, 2006.

As of June 30, 2006, the Company had not entered into any type of hedging or interest rate swap type transactions.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the required time periods and is communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the first quarter of fiscal year 2006 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

N/A

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement dated as of June 14, 2005 (2)
10.2	License and Supply Agreement dated as of September 1st, 2003 (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10SB126 filed with the Securities and Exchange Commission on June 15, 2005.
(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated herein by reference from the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: August 7, 2006	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer

Date: August 7, 2006	By:	/s/ Jibin Zhang
Name: Jibin Zhang
Title: Chief Financial Officer