Form 10QSB/A
period 2005-09-30
Synutra International, Inc.
filed 2006-09-29
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Yes ☐      No ☒

Reasons For Amendment

This filing is being amended to include, revise or omit information necessary to improve the disclosures as follows:

Financial Statements have been revised to present the historical shares of common stock of Vorsatech that were issued and the historical activity in the Common Stock and Additional Paid-in Capital accounts during periods to the merger. The earnings per share have been revised also.

Financial Statements have been revised to reflect the cost of services rendered by various consultants and finder that received 2,844,500 shares and 35,000 shares, respectively, in conjunction with the share exchange.

Financial Statements have been revised to reflect the slotting fee that should be deducted from revenue, rather than included in Advertising and Sales Promotion expense.

Disclosure has been added to the financial statements, “Restatement” to elaborate upon the criteria of revenue recognition policy specifically applies to the retailers and to the distributors.

Disclosure has been added to the financial statements, “Restatement” to describe the nature and amounts of revenue dilution.

Disclosure has been added to the financial statements, “Restatement” to describe the tax holiday of subsidiaries.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements.

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED BALANCE SHEETS

	30-Sep-05	31-Mar-05
	(as restated, unaudited)	(as restated, audited)
ASSETS	USD	USD
Current Assets
Cash and Cash Equivalents	18,668,290	16,085,403
Short Term Investment - at Market	37,805	45,237
Trade Receivables, Net of Provisions	2,365,950	1,968,235
Other Receivables, Net of Provisions	2,770,987	1,745,985
Notes Receivable	—	27,790
Inventory	6,940,879	6,757,021
Prepaid Expenses	453,839	721,623
Due from Related Companies	8,092,176	8,082,451
Including: Trade receivables	403,195	357,204
Prepayments	4,863,630	5,552,056
Other receivables	2,825,351	2,173,191

Deferred Costs	1,750,437	383,869
Total Current Assets	41,080,363	35,817,613
Property, Plant and Equipment, Net of Accumulated Depreciation	13,791,605	13,887,012
Other Assets
Intangible Assets, Net of Accumulated Amortization	299,157	334,392
Construction In Progress	19,606,113	14,152,518
Total Assets	74,777,238	64,191,535

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED BALANCE SHEETS

	30-Sep-05	31-Mar-05
	(as restated, unaudited)	(as restated, audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY	USD	USD
Current Liabilities
Accounts Payable	6,762,480	4,966,997
Other Payables	5,094,198	4,400,128
Notes Payable	21,393,342	19,821,180
Deposit Received from Customers	671,578	540,843
Bank Loans	13,785,450	12,299,885
Accrued Expenses	1,731,932	899,555
Due to Related Companies	8,058,868	8,808,904

Including: Trade payables	2,886,319	6,452,836
Notes payables	—	2,356,068
Other payables	5,172,549	—

Total Current Liabilities	57,497,848	51,737,492
Long Term Liabilities
Bank Loans	4,932,182	4,832,961
Total Liabilities	62,430,030	56,570,453
Minority Interest	—	(576)
Shareholders’ Equity
Preferred Stock ($0.0001 par value; 20,000,000 authorized; 0 issued and outstanding)	—	—
Common Stock ($0.0001 par value; 250,000,000 authorized; 50,000,713 and 46,000,000 issued and outstanding as of September 30, 2005 and March 31, 2005, respectively)	5,000	4,600
Additional Paid-in Capital	8,226,033	7,205,809
Reserve	45,804	45,804
Accumulated Comprehensive Income (Loss)	425,847	(218,158)
Retained Earnings	3,644,524	583,603
Total Shareholders’ Equity	12,347,208	7,621,658
Total Liabilities and Shareholders’ Equity	74,777,238	64,191,535

SYNUTRA, INC.
Rockville, MD

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	30-Sep		30-Sep
	(as restated, unaudited)		(as restated, unaudited)
	2005	2004	2005	2004
Sales	$25,212,421	$12,706,287	$42,614,248	$22,220,028

Including sales to related parties	529,117	78,966	870,616	78,966

Cost of sales	10,965,478	6,215,673	19,421,618	11,428,376

Including cost of sales to related parties	230,125	38,629	396,094	38,629

Gross Profit	14,246,943	6,490,614	23,192,630	10,791,652
Selling Expenses	3,910,023	3,036,702	5,725,000	4,978,785
Advertising and Sales Promotion	6,197,680	2,796,545	11,455,561	6,356,289
General and Administrative Expenses	2,065,390	641,055	2,924,891	1,182,386
Income (Loss) from Operations	2,073,850	16,312	3,087,178	(1,725,808)
Other Income	425,184	(198,166)	1,667,222	(36,961)
Other Expenses
Interest Expenses	871,261	304,293	1,286,547	560,376
Other Expenses	11,622	31,658	101,356	234,681
Total Other Expenses	882,884	335,951	1,387,904	795,057
Income (Loss) from Operations Before Provisions for Income Taxes	1,616,150	(517,805)	3,366,496	(2,557,825)
Income Taxes - Current	279,433	22,806	304,999	37,794
Net Income (Loss) Before Minority Interest	1,336,717	(540,611)	3,061,497	(2,595,619)
Minority Interest	—	884,905	576	(454,039)
Other Transfer	—	(134,285)	—	(134,285)
Net Income (Loss)	1,336,717	(1,559,801)	3,060,921	(2,275,865)
Comprehensive Income (Loss)
Foreign Currency Translation	617,128	363,275	652,197	363,275
Unrealized Loss on Investment	—	—	(8,192)	(12,542)
Comprehensive Income (Loss)	$1,953,845	$(1,196,526)	$3,704,926	$(1,925,132)
Earnings Per Share (EPS)
EPS Basic and Diluted	0.03	(0.03)	0.06	(0.05)
Weighted Average Shares Basic and Diluted	49,333,928	46,000,000	47,666,964	46,000,000

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30
	2005	2004
	(as restated, unaudited)	(as restated, unaudited)
	USD	USD
Cash Flows from Operating Activities
Net Income	$3,060,921	$(2,275,865)
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Minority Interest	576	(454,039)
Depreciation and Amortization	745,816	734,156
Bad Debts	4,214	2,199
Financial consultants and finders fee	567,000	—
(Increase) Decrease in Assets:
Inventory	(183,858)	(1,201,999)
Trade Receivables, Net of Provisions	(401,870)	(1,198,957)
Other Receivables, Net of Provisions	(1,025,058)	9,945,812
Intangible Assets	35,235	18,852
Prepaid Expenses,	267,784	786,142
Deferred Costs and Other Assets	(1,366,568)	(869,818)
Due from Related Companies	(9,725)	(24,108,445)
Due to Related Companies	(496,435)	17,856,840
Increase (Decrease) in Liabilities:
Accounts Payable	1,795,483	(301,307)
Other Payables	679,208	945,816
Accrued Expenses	829,878	(1,164,589)
Deposit Received from Customers	130,735	185,614
Net Cash Provided By (Used in) Operating Activities	$4,633,336	$(1,099,588)

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	Six Months Ended September 30
	2005	2004
	(as restated, unaudited)	(as restated, unaudited)
	USD	USD
Cash Flows from Investing Activities
Cash Purchase of Short Term Investments	$7,431	$11,330
Acquisition of Property, Plant and Equipment	(650,411)	(939,521)
Cash Used for Construction in Progress	(5,453,595)	(3,137,952)
Notes Receivable - Cash Received (Cash Paid)	27,790	200,782
Net Cash Used in Investing Activities	$(6,068,785)	$(3,865,361)
Cash Flows from Financing Activities
Proceeds from Bank Loans	1,584,787	2,906,265
Proceeds from (Repayment of) Notes Payable	1,572,161	1,211,776
Capital Contributions - Stockholders	217,385	(1,174,434)
Net Cash Provided by Financing Activities	$3,374,333	$2,943,607
Effect of Exchange Rate Changes on Cash and Cash Equivalents	644,005	242,383
Net Change in Cash and Cash Equivalents	2,582,888	(1,778,959)
Cash and Cash Equivalents - Beginning of Period	16,085,403	13,737,303
Cash and Cash Equivalents - End of Period	$18,668,290	$11,958,344
SUPPLEMENTARY CASH FLOW DISCLOSURES
Interest Paid	719,547	560,376
Taxes Paid	304,999	37,074

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(as restated, unaudited)

	Common Stock Outstanding	Registered Capital	Additional Paid-In Capital	Reserve	Retained Earnings(Deficit)	Accumulated Comprehensive Income(Loss)	Total Stockholder’s Equity
Balance 2004-12-31	46,000,000	$4,600	$7,001,558	$45,804	$(3,852,561)	$(209,054)	$2,990,347
Net Income(Loss)		—	—	—	4,436,164	—	4,436,164
Other Comprehensive Income (Loss)		—	—	—	—	(9,104)	(9,104)
Capital Contributions		—	204,251	—	—	—	204,251
Balance 2005-3-31	46,000,000	$4,600	$7,205,809	$45,804	$583,603	$(218,158)	$7,621,658
Net Income(Loss)		—	—	—	1,724,204	—	1,724,204
Other Comprehensive Income (Loss)		—	—	—	—	26,877	26,877
Capital Contributions		—	470,985	—	—	—	470,985
Balance 2005-6-30	46,000,000	$4,600	$7,676,794	$45,804	$2,307,807	$(191,281)	$9,843,724
Acquisiion of Vorsatech	2,638,713	264	(17,625)	—	—	—	(17,361)
Capital stock cancelled	(1,517,500)	(152)	152	—	—	—	—
Capital stock issued to Financial consultant and finders	2,879,500	288	566,712	—	—	—	567,000
Capital contribution during the year		—	—	—	—	—	—
Excess in capital contribution		—	—	—	—	—	—
Net income for the year		—	—	—	1,336,717	—	1,336,717
Other comprehensive income/(loss)		—	—	—	—	617,128	617,128
Balance 2005-9-30	50,000,713	$5,000	$8,226,033	$45,804	$3,644,524	$425,847	$12,347,208

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

Qingdao St. George Dairy Co., Ltd ,Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd qualify as a foreign investment production enterprise and were established in a special economic zone. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.

Qingdao St. George Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2008. Accordingly, the applicable enterprise income tax rate is 24% and the local tax rate is0%, resulting in an aggregate tax rate of 24%. The subsidiary will not be subject to local income tax prior to 2003,The subsidiary’s first cumulative profit-making year was 2004.

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2005, The subsidiary’s first cumulative profit-making year was2006.

Bei’an Yipin Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2009. Accordingly, the applicable enterprise income tax rate is30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2004. The subsidiary’s first cumulative profit-making year was 2005.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2005. The subsidiary’s first cumulative profit-making year was 2006.

Qingdao Women and Children Nutrition Research Co. Ltd is subject to 33% income tax.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows.

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

Revenue recognition
The Company recognizes revenue from product sales when goods are shipped or delivered and rewards and risk of ownership and title pass to the customer. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts, certain sales incentives, trade promotions, and product returns. Revenue dilution is accounted for either as reductions in sales in the same period the related sales are recorded, or as provisions with best estimates.

Most of the Company’s mainline product sales are through distributors. The Company’s revenue arrangement with all its distributors requires distributor advance payment before shipment and delivery of goods to distributors. Under this distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon shipment and acceptance of delivery of products to and by distributors. The Company applies this revenue recognition policy uniformly to all its mainline products, including all dairy-based pediatric and adult nutritional products. Revenue recognition criteria outlined in the provisions of SAB 104, namely, persuasive evidence of arrangement, product delivery, fixed and determinable product prices, and reasonable assurance of collectibility are, therefore, met and self-evident.

A fraction of the Company’s mainline product sales are through supermarket retailers directly. Revenue arrangement with these retailers requires receipt of purchase orders before product shipment and delivery. Similarly, the revenues from retailers are recognized upon shipment or delivery of the goods to the retailers under payment terms of the sales contracts which are negotiated with select long term retailers, to assure reasonable collectibility.

Product returns to the supermarket retailers are charged against current sales revenues. These include product returns due to package damages in transportation and shelf-life expiration. Majority of the Company’s products carry shelf lives of 18 to 24 months. Unsold products with expired shelf life are returned and deducted from sales revenue. The arrangement meets the revenue recognition criteria under FASB Statement of Financial Accounting Standards No.48.

The Company has put in place internal controls to track and assess product returns from retailers. Product returns are verified at the source, removed from shelf, and deducted from revenue. The Company evaluates market conditions for products or groups of products primarily through the analysis of third party sell-through and market research data, as well as internally generated information. Portions of the sales returns are estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.

On top of standard distributor pricing arrangements, the Company provides its larger distributors with a growth-based incentive mechanism that ties incremental discounts to the levels of incremental sales growth attained in the corresponding periods. Qualified discounts are accrued in the corresponding periods during which the sales growth materialized. The cost of this policy is treated as discount and is charged against sales revenue of the corresponding period.

Most of the Company’s products are shipped to the distributors upon receipt of payment directly from them, and thus assume title of the products immediately. No single customer constitutes a significant distributor to the Company by commanding more than 3% of its total sales.

The Company does not employ any sales incentive programs aimed at inducing sales to customers that result in excess inventory levels. The practice of the Company’s standard cash in advance revenue arrangement with distributors also discourages customers from accumulating excessive inventory beyond their normal business needs.

.
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

NOTE 2 - SUPPLEMENT OF FINANCIAL INFORMATION

RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three months ended September 30, 2005 and March 31, 2005:

  A. Sales to Related Companies

	Three Months ended September 30, 2005	Year ended March 31, 2005
St. Angel (Beijing Business Service)	375,508	323,837
Beijing Ao Naier Feed Stuff LLC	—	36
Beijing Ludin Xueyuan Trading Co. Ltd	153,609	270,075
Total	$529,117	$593,948

B. Other income to related companies

	Three Months ended September 30, 2005	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd	$1,603,378	384,118
Sheng Zhi Da Dairy Group Corporation	103,894	1,037,714
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	1,387,668	2,788,588
Beijing Honnete Dairy Corporation Ltd	175,614	—
Beijing Ao Naier Feed Stuff LLC	—	16,486
Total	$3,270,553	$4,226,906

C. Purchase from related companies

	Three Months ended September 30, 2005	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd	$125,157	$904,075
Sheng Zhi Da Dairy Group Corporation	1,131,217	2,213,535
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	1,583,100	7,246,611
Beijing Honnete Dairy Corporation Ltd	490,109	4,561,794
Beijing Sheng Long Media Co. Ltd	—	31,524
Total	$3,329,583	$14,957,539

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

NOTE 4 - RESTATEMENT

The financial statements for the period ended September 30, 2005 have been restated to give effect to the fair value of the 2,879,500 shares of common stocks issued to consultants for the services related to the recapitalization transaction of the company going public. The financial statement for the period ended September 30, 2005 have also been restated to reflect the historical shares of common stock of Vorsatech that were issued and the related earnings per share for period prior to the merger. The effects on current liabilities, additional paid in capital, retained earnings, net income attributable to shareholders, earnings per share, and weighted average common shares outstanding are summarized as follows:

	Net Income for the three Months Ended Sep 30, 2005	Net Income for the Six Months Ended Sep 30, 2005		Current Liabilities as of Sep 30, 2005	Share Capital as of Sep 30, 2005	Additional Paid In Capital as of Sep 30, 2005	Retained Earnings as of Sep 30, 2005
As previously stated	$1,903,717		$3,627,921	$57,734,087	$10,000	$7,417,793		$4,211,524

Stock compensation and recapitalization	($567,000)	$	(567,000)	$17,361		$549,639	$	(567,000)

Reclassification from Share Capital to Additional Paid In Capital	—		—	—	($5,000)	$5,000		—

Reclassification from Due to Related Parties to Additional Paid In Capital	—		—	($253,601)	—	$253,601		—

Restated	$1,336,717		$3,060,921	$57,497,848	$5,000	$8,226,033		$3,644,524

	Three Months Ended Sep 30, 2005	Three Months Ended Sep 30, 2004	Nine Months Ended Sep 30, 2005	Nine Months Ended Sep 30, 2004
Earnings per share as previously stated	$0.04	($0.03)	$0.07	($0.05)
Earnings restated	$0.03	($0.03)	$0.06	($0.05)
Weighted average common shares outstanding as previously stated	50,000,713	50,000,713	50,000,713	50,000,713
Weighted average common shares outstanding restated	49,333,928	46,000,000	47,666,964	46,000,000

The weighted average common shares outstanding have been restated to reflect the actual time outstanding of common shares issued in connection with the recapitalization transaction of the company.

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

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Sodiaal Industrial Co. Ltd (55%) and Beijing Honnete Dairy Co., Ltd.,(45%) an affiliate of Mr. Liang Zhang, the Company’s Chief Executive Officer. In December 2003, Sodiaal Industrial Co. Ltd transferred 15% of its ownership to Beijing Honnete Dairy Co., Ltd ,and transferred 40% of its ownership to Synutra Illinois, In February 2004,Beijing Honnete Dairy Co., Ltd, transferred 60% of his ownership to Sheng Zhi Da Dairy Corporation ,In February 2005,Sheng Zhi Da Dairy Corporation transferred 60%of its ownership to Synutra Illinois, resulting in a 100% of ownership of Qingdao Sheng Yuan Dairy Co., Ltd. by Synutra Illinois.

Qingdao ST George Dairy Co., Ltd. is engaged in the production, packaging, shipping and distribution of all of Synutra’s products. Qingdao ST George Dairy Co., Ltd. was formed in September 2001 by Synutra Illinois. In March 2004 Synutra Illinois transferred 75% of Qingdao St George Dairy Co., Ltd ownership to Sheng Zhi Da Dairy Corporation and Synutra Illinois retained 25% of the company. In February 2005 Sheng Zhi Da Dairy Corporation transferred all of its ownership in Qingdao St. George Dairy Co., Ltd. (75%) to Synutra Illinois, resulting in a 100% ownership of Qingdao St. George Dairy Co., Ltd by Synutra Illinois.

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. Beian Yi Pin Dairy Co., Ltd. was formed In June 2004,by Sheng Zhi Da Dairy Corporation and Synutra Illinois-. In January 2005, Sheng Zhi Da Dairy Corporation transferred 71.26% of its ownership in Beian to Synutra Illinois, resulting in a 100% ownership of Beian Yi Pin Dairy Co., Ltd. by Synutra Illinois

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards under the “Sheng Yuan” label. Loubei was formed in April 2001 by Mr. Liang Zhang, and Ms. Xiu Qing Meng. In June 2003, Mr. Zhang transferred 67% of his ownership to Sheng Zhi Da Dairy Corporation. In January 2005,Ms. Xiu Qing Meng transferred 33% of her ownership to Synutra Illinois , Sheng Zhi Da Dairy Corporation transferred 67% of its ownership to Synutra Illinois, resulting in a 100% ownership of Luobei Sheng Yuan Dairy Co., Ltd by Synutra Illinois.

Qingdao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Qingdao Mother and Infant Nutrition Research Company Limited was formed in April 2004 by -Sheng Zhi Da Dairy Corporation (80%) and Ms. Xiu Qing Meng(20%). In May 2005, Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois and Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois, resulting in a 100% ownership of Qingdao Mother and Infant Nutrition Research Company Limited by Synutra Illinois.

Chabei Sheng Yuan Dairy Co., Ltd. is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Chabei Sheng Yuan Dairy Co., Ltd. was formed in February 2002,by Ms, Xiu Qing Meng (20%) and Sheng Zhi Da Dairy Corporation(80%). In March 2005, Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois and Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois, resulting in a 100% ownership of Chabei Sheng Yuan Dairy Co., Ltd. by Synutra Illinois. In August 2005, Chabei Sheng Yuan Diary Co., Ltd. was merged with Zhangjiakou Sheng Yuan Diary Co., Ltd. Zhangjiakou Sheng Yuan Diary Co., Ltd. emerged as the surviving entity from the merger.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in March 2004 by Sheng Zhi Da Dairy Corporation(40%) and Synutra Illinois (60%). In March 2005, Sheng Zhi Da Dairy Corporation transferred 40% of its ownership to Synutra Illinois, resulting in Synutra Illinois owing 100% of Zhangjiakou.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Sales

Sales increased by $12,506,134 or98.42% to $25,212,421 for the three months ended September 30, 2005 as compared to $12,706,287 for the three months ended September 30, 2004.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, mostly contributed to the increasing trend of revenue.

a.	The tons sold of such products increased 1,851 tons for the three months ended Sep 30, 2005, resulting in $8,541,670 increase of gross sales.

b.
The average selling price also contributed to the increase of gross sales. For the period ended Sep 30, 2005, the average selling price increased $364 per ton, resulting in an increase of $1,000,726 in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $672,728

d.	New product launched contributed $2,291,010 in gross sales growth.

In the three Months ended September 30, 2005, the Company realized and earned close to 98.3% of its total sales revenue of $25 million through its wholesale distributor networks and about 1.7% through the supermarket retailers. Of the total $12.7 million sales earned in the three Months ended September 30,2004, about 98.5% was from distributors and about 1.5% from supermarket retailers.

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

The increase of 1,851 tons sold of the traditional main products resulted in $4,178,422 increase of cost. The average cost per unit decreased by $271 per metric ton, resulting in $744,866 cost reduction for the three months ended Sep 30, 2005. Additionally, the combined factor of production volume and reduction of unit cost led to $500,728 decline of cost of products sold. The launch of new products accounted for $1,816,977 in the total cost of sales for the three months ended Sep 30, 2005.

Gross Profit

Gross profit was $14,246,943 or 56.51% of sales for the three months ended September 30, 2005. The sales of traditional main products mostly contributed $13,772,910 or 97% of gross profits for the three months ended Sep 30, 2005. Such main products contributed $6,490,614 or 100% gross profits for the three months ended Sep 30, 2004.
.
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

Advertising and Sales Promotion

Advertising and sales promotion increased by $3,401,135 or 121.62% to $6,197,680 for the three months ended September 30, 2005, as compared to $2,796,545 for the three months ended September 30, 2004 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

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

Interest Expense

Interest expense was $871,261, for the three months ended J September 30, 2005, as compared to $304,293 for the three months ended September 30, 2004.

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

Net Income

Net income for the three months ended September 30, 2005 increased by $2,896,518 to $ 1,336,717 from ($1,559,800) for the three months ended September 30, 2004 due to the factors discussed above.

Earnings Per Share

Earnings per share were $0.03 for the three months ended September 30, 2005.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004.

Sales

Sales increased by $20,394,220 or 91.78% to $42,614,248 for the six months ended September 30, 2005 as compared to $22,220,028 for the six months ended September 30, 2004.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, mostly contributed to the increasing trend of revenue.

a.	The tons sold of such products increased 2,431 tons for the six months ended Sep 30, 2005, resulting in $9,521,079 increase of gross sales.

b.
The average selling price also contributed to the increase of gross sales. For the period ended Sep 30, 2005, the average selling price increased $1,059 per ton, resulting in an increase of $6,007,831 in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $2,574,301

d.	New product launched contributed $2,291,010 in gross sales growth.

In the six months ended September 30, 2005, the Company realized and earned close to 98.4% of its total sales revenue of $42.6 million through its wholesale distributor networks and about 1.6% through the supermarket retailers. Of the total $22.2 million sales earned in the six months ended September 30,2004, about 98.4% was from distributors and about 1.6% from supermarket retailers.

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

The increase of 2,431 tons sold of the traditional main products resulted in $4,896,955  increase of cost.  Additionally, the combined factor of production volume and reduction of unit cost led to $1,279,311 increase of cost of products sold. The launch of new products accounted for $1,816,977  in the total cost of sales for the three months ended Sep 30, 2005.

Gross Profit

Gross profit was $23,192,630 or54.42%of sales for the six months ended September 30, 2005.

The sales of traditional main products mostly contributed $22,718,597 or 98% of gross profits for the six months ended Sep 30, 2005. Such main products contributed $10,791,652 or 100% gross profits for the six months ended Sep 30, 2004.

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

Advertising and Sales Promotion

Advertising and sales promotion increased by $5,099,272 or80.22% to $11,455,561for the six months ended September 30, 2005, as compared to $6,356,289 for the six months ended September 30, 2004 as a result of increased promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

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

Interest Expense

Interest expense was $1,286,547 for the six months ended September 30, 2005, as compared to $560,376 for the six months ended September 30, 2004.

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

Net Income

The net income for the six months ended September 30, 2005 increased by $5,336,786 to a net income of $3,060,921 from a net loss of $2,275,865 for the six months ended September 30, 2004 due to the factors discussed above.

Earnings Per Share

Earnings per share were $0.06for the six months ended September 30, 2005.

Financial Condition - September 30, 2005:

Liquidity and Capital Resources

Operating

The Company’s operations generated cash resources of $4,633,336 for the six months ended September 30, 2005, as compared to utilizing cash resources of $1,099,588 for the six months ended September 30, 2004, primarily as a result of cash generated in 2005 from sales and decreases to accounts receivable. At September 30, 2005, the Company had cash and cash equivalents of $18,668,290 as compared to cash and cash equivalents of $16,085,403 at March 31, 2005. The Company had a working capital deficit of $16,417,485 at September 30, 2005, as compared to a working capital deficit of $15,919,880 at March 31, 2005, reflecting current ratios of 71.45% and 69.23%, respectively.

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

Investing

During the six months ended September 30, 2005, the Company utilized $ 6,068,785 in investing activities, the major components of which were the acquisition of property and equipment of $650,411, investment in construction in progress of $5,453,595 During the six months ended September 30, 2004, the Company utilized $ 3,865,361 in investing activities, the major components of which were the acquisition of property and equipment of $939,521, investment in construction in progress of $3,137,952.

Financing

During the six months ended September 30, 2005, the Company generated $ 3,374,333 in financing activities, the major components of which were proceeds from bank loans of $1,584,787, and proceeds from notes payable of $1,572,161. During the six months ended September 30, 2004, the Company generated $ 2,943,607 in financing activities, the major components of which were proceeds from bank loans of $2,906,265 and proceeds from notes payable of $ 1,211,776.

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

PART II
OTHER INFORMATION

Item 6.        Exhibits

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Dated: September 28, 2006	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer