Form 10QSB/A
period 2005-12-31
Synutra International, Inc.
filed 2006-09-29
CIK 1293593

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

-i-

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(as restated, unaudited)	(as restated, audited)
ASSETS	USD	USD
Current Assets
Cash and Cash Equivalents	$19,727,274	$16,085,403
Short Term Investment - at Market	42,276	45,237
Trade Receivables, Net of Provisions	1,418,545	1,968,235
Other Receivables, Net of Provisions	2,525,362	1,745,985
Notes Receivable	94,226	27,790
Inventory	11,479,627	6,757,021
Prepaid Expenses	176,650	721,623
Due from Related Companies	7,696,812	8,082,451

Including: Trade receivables	323,074	357,204
Prepayments	5,265,550	5,552,056
Other receivables	2,108,188	2,173,191

Deferred Costs	7,126	383,869
Total Current Assets	$43,167,897	$35,817,613
Property, Plant and Equipment, Net of Accumulated Depreciation	13,940,346	13,887,012
Other Assets
Intangible Assets, Net of Accumulated Amortization	283,892	334,392
Construction In Progress	19,967,212	14,152,518
Total Assets	$77,359,348	$64,191,535

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED BALANCE SHEETS
Continued

	December 31, 2005	March 31, 2005
	(as restated, unaudited)	(as restated, audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY	USD	USD
Current Liabilities
Accounts Payable	10,122,306	4,966,997
Other Payables	4,998,192	4,400,128
Notes Payable	17,795,624	19,821,180
Deposit Received from Customers	1,482,530	540,843
Bank Loans	12,366,484	12,299,885
Accrued Expenses	151,437	899,555
Due to Related Companies	9,213,171	8,808,904

Including: Trade payables	18,109	6,452,836
Notes payables	—	2,356,068
Other payables	9,195,062	—

Total Current Liabilities	$56,129,744	$51,737,492
Long Term Liabilities
Bank Loans	4,932,182	4,832,961
Total Liabilities	$61,061,926	$56,570,453
Minority Interest	—	(576)
Shareholders’ Equity
Preferred Stock ($0.0001 par value; 20,000,000 authorized; 0 issued and outstanding)	—	—
Common Stock ($0.0001 par value; 250,000,000 authorized; 50,000,713 and 46,000,000 issued and outstanding as of December 31, 2005 and March 31, 2005, respectively)	5,000	4,600
Additional Paid-in Capital	8,226,033	7,205,809
Reserve	45,804	45,804
Retained Earnings	7,422,142	583,603
Accumulated Comprehensive Income (Loss)	598,443	(218,158)
Total Shareholders’ Equity	16,297,422	7,621,658
Total Liabilities and Shareholders’ Equity	$77,359,348	$64,191,535

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	(as restated, unaudited)		(as restated, unaudited)
	USD		USD
	2005	2004	2005	2004
Sales	$29,887,236	$16,472,207	$72,501,483	$38,692,235

Including sales to related parties	410,054	—	1,280,670	78,966

Cost of Sales	13,869,681	8,775,545	33,291,299	20,203,921

Including cost of sales to related parties	190,293	—	586,387	38,629

Gross Profit	$16,017,555	$7,696,662	$39,210,184	$18,488,314
Selling Expenses	5,440,177	1,727,673	11,165,177	6,706,458
Advertising and Sales Promotion	4,809,094	1,749,429	16,264,655	8,105,718
General and Administrative Expenses	1,281,265	1,033,343	4,206,155	2,215,729
Income (Loss) from Operations	$4,487,019	$3,186,217	$7,574,196	$1,460,409
Other Expenses (Income)	64,834	(673,506)	(1,602,388)	(636,546)

Interest Expense	299,429	379,666	1,585,976	940,042
Other Expenses	136,586	70,093	237,942	304,774
Total Other Expenses	$436,015	$449,759	$1,823,918	$1,244,816
Income (Loss) from Operations Before Provision for Income Taxes	3,986,169	3,409,964	7,352,666	852,139
Income Taxes - Current	208,552	18,875	513,551	56,669
Net Income (Loss) Before Minority Interest	3,777,618	3,391,089	6,839,115	795,470
Minority Interest	—	2,563,701	576	2,243,946
Net Income (Loss)	$3,777,618	$827,388	$6,838,539	($1,448,476)
Comprehensive Income (Loss)
Foreign Currency Translation	172,596	(441,214)	824,793	(77,939)
Unrealized Loss on Investment	—	(10,222)	(8,192)	(22,764)
Comprehensive Income (Loss)	$3,950,214	$375,952	$7,655,140	($1,549,179)
Earnings per Share (EPS)
EPS Basic and Diluted	$0.08	$0.02	$0.14	($0.03)
Weighted Average Shares Basic and Diluted	50,000,713	46,000,000	48,444,880	46,000,000

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31
	2005	2004
	(as restated, unaudited)	(as restated, unaudited)
	USD	USD
Cash Flows from Operating Activities
Net Income	$6,838,539	($1,448,476)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Minority Interest	576	2,243,946
Depreciation and Amortization	1,082,140	1,056,814
Bad Debts	4,214	62,606
Financial consultants and finders fee	567,000	-
(Increase) Decrease in Assets:
Inventory	(4,722,607)	166,191
Trade Receivables, Net of Provisions	549,690	(1,841,769)
Other Receivables, Net of Provisions	(779,377)	11,135,933
Intangible Assets	35,235	-
Prepaid Expenses	544,974	66,331
Deferred Costs and Other Assets	376,743	40,670
Due from Related Companies	385,639	(2,190,100)
Due to Related Companies	457,372	(1,098,795)
Increase (Decrease) in Liabilities:
Accounts Payable	5,155,309	(595,949)
Other Payables	452,011	(1,186,740)
Accrued Expenses	(750,618)	(1,350,980)
Deposit Received from Customers	941,688	539,890
Net Cash Provided By (Used in) Operating Activities	$11,138,528	$5,599,572

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	Nine Months Ended December 31
	2005	2004
	(as restated, unaudited)	(as restated, unaudited)
	USD	USD
Cash Flows from Investing Activities
Cash Purchase of Short Term Investments	$7,431	$11,330
Acquisition of Property, Plant and Equipment	(993,492)	(854,057)
Cash Proceeds from Sales of Fixed Assets	—	52,775
Cash Used for Construction in Progress	(5,814,694)	(12,746,910)
Notes Receivable	(66,436)	(10,083)
Purchase of Intangible Assets	(4,213)	—
Net Cash Used in Investing Activities	($6,871,404)	($13,546,945)
Cash Flows from Financing Activities
Bank Loans	165,821	2,899,776
Notes Payable	(2,025,556)	7,370,265
Capital Contributions - Stockholders	417,880	419
Net Cash Provided by Financing Activities	($1,441,855)	$10,270,460
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$816,602	($77,939)
Net Change in Cash and Cash Equivalents	3,641,871	2,245,148
Cash and Cash Equivalents - Beginning of Period	16,085,403	13,737,303
Cash and Cash Equivalents - End of Period	$19,727,274	$15,982,451
SUPPLEMENTARY CASH FLOWS DISCLOSURES
Interest Paid	$1,018,976	$930,959
Taxes Paid	$513,551	$89,689

SYNUTRA, INC.
Rockville, MD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(as restated, unaudited)

	Common Stock Outstanding	Registered Capital	Additional Paid-In Capital	Reserve	Retained Earnings(Deficit)	Accumulated Comprehensive Income(Loss)	Total Stockholder’s Equity
Balance 2004-12-31	46,000,000	$4,600	$7,001,558	$45,804	$(3,852,561)	$(209,054)	$2,990,347
Net Income(Loss)		—	—	—	4,436,164	—	4,436,164
Other Comprehensive Income (Loss)		—	—	—	—	(9,104)	(9,104)
Capital Contributions		—	204,251	—	—	—	204,251
Balance 2005-3-31	46,000,000	$4,600	$7,205,809	$45,804	$583,603	$(218,158)	$7,621,658
Net Income(Loss)		—	—	—	1,724,204	—	1,724,204
Other Comprehensive Income (Loss)		—	—	—	—	26,877	26,877
Capital Contributions		—	470,985	—	—	—	470,985
Balance 2005-6-30	46,000,000	$4,600	$7,676,794	$45,804	$2,307,807	$(191,281)	$9,843,724
Acquisiion of Vorsatech	2,638,713	264	(17,625)	—	—	—	(17,361)
Capital stock cancelled	(1,517,500)	(152)	152	—	—	—	—
Capital stock issued to Financial consultant and finders	2,879,500	288	566,712	—	—	—	567,000
Capital contribution during the year		—	—	—	—	—	—
Excess in capital contribution		—	—	—	—	—	—
Net income for the year		—	—	—	1,336,717	—	1,336,717
Other comprehensive income/(loss)		—	—	—	—	617,128	617,128
Balance 2005-9-30	50,000,713	$5,000	$8,226,033	$45,804	$3,644,524	$425,847	$12,347,208
Capital contribution during the year			—				—
Net income for the year					3,777,618		3,777,618
Other comprehensive income/(loss)						172,596	172,596
Balance 2005-12-31	50,000,713	$5,000	$8,226,033	$45,804	$7,422,142	$598,443	$16,297,422

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

Qingdao Women and Children Nutrition Reseaerch Co. Ltd is subject to 33% income tax.

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

NOTE 2 - SUPPLEMENT OF FINANCIAL INFORMATION

RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three months ended December 31, 2005 and March 31, 2005:

A. Sales to related companies

	Three Months ended December 31, 2005	Year ended March 31, 2005
St. Angel (Beijing Business Service)	$410,054	$323,837
Beijing Ao Naier Feed Stuff LLC	—	36
Beijing Ludin Xueyuan Trading Co. Ltd	—	270,075
Total	$410,054	$593,948

B. Other income to related companies

	Three Months ended December 31, 2005	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd	$—	$384,118
Sheng Zhi Da Dairy Group Corporation	90,168	1,037,714
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	1,143,581	2,788,588
Beijing Honnete Dairy Corporation Ltd	10,843,021	—
Beijing Ao Naier Feed Stuff LLC	—	16,486
Total	$12,076,770	$4,226,906

C. Purchases from related companies

	Three Months ended December 31, 2005	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd	$510,971	$904,075
Sheng Zhi Da Dairy Group Corporation	1,141,249	2,213,535
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	3,480,097	7,246,611
Beijing Honnete Dairy Corporation Ltd	3,061,772	4,561,794
Beijing Sheng Long Media Co. Ltd	—	31,524
Total	$8,194,089	$14,957,539

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

NOTE 4 - RESTATEMENT

The financial statements for the period ended December 31, 2005 have been restated to give effect to the fair value of the 2,879,500 shares of common stocks issued to consultants for the services related to the recapitalization transaction of the company going public. The financial statement for the period ended December 31, 2005 have also been restated to reflect the historical shares of common stock of Vorsatech that were issued and the related earnings per share for period prior to the merger. The effects on current liabilities, additional paid in capital, retained earnings, net income attributable to shareholders, earnings per share, and weighted average common shares outstanding are summarized as follows:

	Net Income, Three Months Ended Dec 31, 2005	Net Income, Nine Months Ended Dec 31, 2005	Current Liabilities as of Dec 31, 2005	Share Capital as of Dec 31, 2005	Additional Paid In Capital as of Dec 31, 2005	Retained Earnings as of Dec 31, 2005
As previously stated	$3,777,618	$7,405,539	$56,165,488	$10,000	$7,618,289		$7,989,142

Stock compensation and recapitalization	—	($567,000)	$17,361	-	$549,639	$	(567,000)

Reclassification from Share Capital to Additional Paid In Capital	—	—	—	($5,000)	$5,000		—

Reclassification from Due to Related Parties to Additional Paid In Capital	—	—	($53,105)	—	53,105		—

Restated	$3,777,618	$6,838,539	$56,129,744	$5,000	$8,226,033		$7,422,142

	Three Months Ended Dec 31, 2005	Three Months Ended Dec 31, 2004	Nine Months Ended Dec 31, 2005	Nine Months Ended Dec 31, 2004
Earnings per share as previously stated	$0.08	$0.01	$0.16	($0.03)
Earnings restated	$0.08	$0.02	$0.14	($0.03)
Weighted average common shares outstanding as previously stated	50,000,713	50,000,713	50,000,713	50,000,713
Weighted average common shares outstanding restated	50,000,713	46,000,000	48,444,880	46,000,000

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

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. Beian Yi Pin Dairy Co., Ltd. was formed In June 2004,by Sheng Zhi Da Dairy Corporation and Synutra Illinois-. In January 2005, Sheng Zhi Da Dairy Corporation transferred 71.26% of its ownership in Beian to Synutra Illinois, resulting in a 100% ownership of Beian Yi Pin Dairy Co., Ltd. by Synutra Illinois

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards under the “Sheng Yuan” label. Loubei was formed in April 2001 by Mr. Liang Zhang, and Ms. Xiu Qing Meng. In June 2003, Mr. Zhang transferred 67% of his ownership to Sheng Zhi Da Dairy Corporation. In January 2005, Ms.Xiu Qing Meng transferred 33% of her ownership to Synutra Illinois , Sheng Zhi Da Dairy Corporation transferred 67% of its ownership to Synutra Illinois, resulting in a 100% ownership of Luobei Sheng Yuan Dairy Co., Ltd by Synutra Illinois.

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

Chabei Sheng Yuan Dairy Co., Ltd. is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Chabei Sheng Yuan Dairy Co., Ltd. was formed in February 2002,by Ms, Xiu Qing Meng(20%) and Sheng Zhi Da Dairy Corporation(80%). In March 2005, Ms.Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois and Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois, resulting in a 100% ownership of Chabei Sheng Yuan Dairy Co., Ltd. by Synutra Illinois. In August 2005, Chabei Sheng Yuan Diary Co., Ltd. was merged with Zhangjiakou Sheng Yuan Diary Co., Ltd. Zhangjiakou Sheng Yuan Diary Co., Ltd. emerged as the surviving entity from the merger.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in March 2004 by Sheng Zhi Da Dairy Corporation(40%) and Synutra Illinois(60%). In March 2005, Sheng Zhi Da Dairy Corporation transferred 40% of its ownership to Synutra Illinois, resulting in Synutra Illinois owing 100% of Zhangjiakou.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004.

Sales

Sales increased by $13,415,029 or81.44% to $29,887,236 for the three months ended December 31, 2005 as compared to $16,472,207 for the three months ended December 31, 2004.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, mostly contributed to the increasing trend of revenue.

a.	The tons sold of such products increased 1,672 tons for the period ended Dec 31, 2005, resulting in $7,894,852 increase of gross sales.

b.
The average selling price also contributed to the increase of gross sales. For the period ended Dec 31, 2005, the average selling price increased $514 per ton, resulting in an increase of $ 1,793,038 in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $859,373

d.	New product launched contributed $2,867,765 in gross sales growth.

In the three months ended December 31, 2005, the Company realized and earned close to 98.6% of its total sales revenue of $29.9 million through its wholesale distributor networks and about 1.4% through the supermarket retailers. Of the total $16.5 million sales earned in the three months ended December 31,2004, about 98.5% was from distributors and about 1.5% from supermarket retailers.

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

The increase of 1,672 tons sold of the traditional main products resulted in $4,205,971 increase of cost. The average cost per unit decreased by $340 per metric ton, resulting in $1,184,717 cost reduction for the three months ended Sep 31, 2005. Additionally, the combined factor of production volume and reduction of unit cost led to $567,815 decline of cost of products sold. The launch of new products accounted for $2,640,697 in the total cost of sales for the three months ended Dec 31, 2005.

Gross Profit

Gross profit was $16,017,555 or 53.59% of sales for the three months ended December 31, 2005.The sales of traditional main products mostly contributed $15,790,486 or 98.5% of gross profits for the three months ended Dec 31, 2005. Such main products contributed $7,696,662 or 100% gross profits for the three months ended Dec 31, 2004.

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

Advertising and Sales Promotion

Advertising and sales promotion increased by $3,059,665 or 174.9% to $4,809,094for the three months ended December 31, 2005, as compared to $1,749,429 for the three months ended December 31, 2004 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

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

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004.

Sales

Sales increased by $33,809,248 or 87.4% to $72,501,483 for the nine months ended December 31, 2005 as compared to $38,692,235 for the nine months ended December 31, 2004.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, mostly contributed to the increasing trend of revenue.

a.	The tons sold of such products increased 4,103 tons for the period ended Dec 31, 2005, resulting in $17,326,044 increase of gross sales.

b.
The average selling price also contributed to the increase of gross sales. For the period ended Dec 31, 2005, the average selling price increased $854 per ton, resulting in an increase of $7,821,865 in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $3,502,563

d.	New product launched contributed $5,158,775 in gross sales growth.

In the nine months ended December 31, 2005, the Company realized and earned close to 98.5% of its total sales revenue of $72.5 million through its wholesale distributor networks and about 1.5% through the supermarket retailers. Of the total $38.7 million sales earned in the nine months ended December 31,2004, about 98.4% was from distributors and about 1.6% from supermarket retailers.

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

Cost of Sales

Cost of sales for the nine months ended December 31, 2005 increased to $33,291,299 from $20,203,921 for the nine months ended December 31, 2004. The increase in cost of sales was a result of increase in purchase of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increase. Due to a combination of sales volume increase and unit cost of sales reduction, the cost of sales continued to decrease in the reporting period. New products accounted for a significant portion of the increase in the total cost of sales for the period.

The increase of 4,103 tons sold of the traditional main products resulted in $9,047,139 increase of cost. Additionally, the combined factor of production volume and reduction of unit cost led to $417,435 decline of cost of products sold. The launch of new products accounted for $4,457,674 in the total cost of sales for the nine months ended Dec 31, 2005.

Gross Profit

Gross profit was $39,210,184 or54.1% of sales for the nine months ended December 31, 2005. The sales of traditional main products mostly contributed $38,509,083 or 98% of gross profits for the nine months ended Dec 31, 2005. Such main products contributed $18,488,314  or 100% gross profits for the nine months ended Dec 31, 2004.

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

Advertising and Sales Promotion

Advertising and sales promotion increased by $8,158,937 or100.66% to $16,264,655for the nine months ended December 31, 2005, as compared to $8,105,718 for the nine months ended December 31, 2004 as a result of increased promotional activity expenses. The major components of advertising and sales promotion are placement of advertising with media outlets and points of sale and community promotional activities.

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

Income from Operations

As a result of the aforementioned factors, income from operations was $7,352,666 for the nine months ended December 31, 2005, as compared to $852,139 for the nine months ended December 31, 2004.

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

Interest Expense

Interest expense was $1,585,976 for the nine months ended December 31, 2005, as compared to $940,042 for the nine months ended December 31, 2004.

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

Net Income

The net income for the nine months ended December 31, 2005 increased by $8,287,015 to a net income of $6,838,539 from a net loss of $1,448,476 for the nine months ended December 31, 2004 due to the factors discussed above.

Earnings per Share

Earnings per share were $0.14 for the nine months ended December 31, 2005.

Financial Condition - December 31, 2005:

Liquidity and Capital Resources

Operating

The Company’s operations generated cash resources of $11,138,525 for the nine months ended December 31, 2005 as compared to $5,599,572 of cash resources generated for the nine months ended December 31, 2004, primarily as a result of cash generated in 2005 from increased sales and decreases to accounts receivable. At December 31, 2005, the Company had cash and cash equivalents of $19,727,274 as compared to cash and cash equivalents of $16,085,403 at March 31, 2005. The Company had a working capital deficit of $12,961,847 at December 31, 2005, as compared to a working capital deficit of $15,919,879 at March 31, 2005, reflecting a significant decrease in this aspect.

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

Accounts Payable increased to $10,122,306 at December 31,2005, as compared to $4,966,997 at March 31,2005, an increase of $5,155,309.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending March 31, 2006 with net cash provided by operating activities (or surplus from operating cash flow).

There were no other non-cash transactions for the nine months ended December 31, 2005.

Investing

During the nine months ended December 31, 2005, the Company utilized $6,871,404 in investing activities, the major components of which were the acquisition of property and equipment of $993,492, investment in construction in progress of $5,814,694. During the nine months ended December 31, 2004, the Company utilized $13,546,945 in investing activities, the major components of which were the acquisition of property and equipment of $854,057, investment in construction in progress of $12,746,910.

Financing

During the nine months ended December 31, 2005, the Company   had a negative cash outflow of   $1,441,855 in financing activities, the major components of which were proceeds from bank loans of $165,821, and repayment of notes payable of $2,025,556. During the nine months ended December 31, 2005, the Company generated $10,270,460 in financing activities, the major components of which were proceeds from bank loans of $2,899,776 and proceeds from notes payable of $7,370,265.

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

SYNUTRA INTERNATIONAL, INC.

Dated: September 28, 2006	/s/ Liang Zhang Name: Liang Zhang Title: Chief Executive Officer