Form 10KSB/A
period 2006-03-31
Synutra International, Inc.
filed 2006-09-29
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Reasons For Amendment

This filing is being amended to include, revise or omit information necessary to improve the disclosures as follows:

•
Disclosure of the financial statements has been revised to describe and quantify material activities that generate income statement variances between periods (the amount of increase in sales that was attributable to price increases separately from the change attributable to volume increases).

•	Financial Statements have been revised to disclose the dollar amount of related party transactions on the face of financial statements. Disclosure has been also added in Notes 7 and 14.

•
Financial Statements have been revised to present the historical shares of common stock of Vorsatech that were issued and the historical activity in the Common Stock and Additional Paid-in Capital accounts during periods to the merger. The earnings per share have been revised also.

•
Financial Statements have been revised to reflect the cost of services rendered by various consultants and finder that received 2,844,500 shares and 35,000 shares, respectively, in conjunction with the share exchange.

•
Disclosure has been added to the financial statements under Note N, “Restatement” to elaborate upon the criteria of revenue recognition policy specifically applies to the retailers and to the distributors.

•	Disclosure has been added to the financial statements under Note N, “Restatement” to describe the nature and amounts of revenue dilution.

•	Disclosure has been added to the financial statements under Note H, “Restatement” to describe the tax holiday of subsidiaries.

•	The auditors’ report covering the financial statements for the years ended March 31, 2006 and 2005 has been revised to refer to the restatement and the related note disclosure.

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

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Sodiaal Industrial Co. Ltd (55%) and Beijing Honnete Dairy Co., Ltd. (45%) an affiliate of Mr. Liang Zhang, the Company’s Chief Executive Officer. In December 2003, Sodiaal Industrial Co.Ltd transferred 15% of its ownership to Beijing Honnete Dairy Co., Ltd, and transferred 40% of its ownership to Synutra Illinois. In February 2004, Beijing Honnete Dairy Co., Ltd, transferred 60% of his ownership to Sheng Zhi Da Dairy Corporation, In February 2005, Sheng Zhi Da Dairy Corporation transferred 60% of its ownership to Synutra Illinois, resulting in a 100% of ownership of Qingdao Sheng Yuan Dairy Co., Ltd. by Synutra Illinois.

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

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. Beian Yi Pin Dairy Co., Ltd. was formed In June 2004,by Sheng Zhi Da Dairy Corporation and Synutra Illinois-. In January 2005, Sheng

Zhi Da Dairy Corporation transferred 71.26% of its ownership in Beian to Synutra Illinois, resulting in a 100% ownership of Beian Yi Pin Dairy Co., Ltd. by Synutra Illinois

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards under the “Sheng Yuan” label. Loubei was formed in April 2001 by Mr. Liang Zhang, and Ms. Xiu Qing Meng. In June 2003, Mr. Zhang transferred 67% of his ownership to Sheng Zhi Da Dairy Corporation. In January 2005,Ms.Xiu Qing Meng transferred 33% of her ownership to Synutra Illinois , Sheng Zhi Da Dairy Corporation transferred 67% of its ownership to Synutra Illinois, resulting in a 100% ownership of Luobei Sheng Yuan Dairy Co., Ltd by Synutra Illinois.

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

SYNUTRA PRODUCTS

Products

Synutra products include a broad line of pediatric and adult nutritionals. These products are mostly sold through distributors, or directly to consumers, sometimes on the recommendation of physicians or other health care professionals .

Synutra’s pediatric nutritional products which accounted for about 90% of Synutra’s 2005 revenue, are marketed and sold under the “Sheng Yuan” label with brand designations including Super, U-Smart, U-Strong , and National Standard. Synutra’s pediatric nutritional product lines, which include infant formulas as well as rice cereal products, cover the full range of pricing tiers in the China marketplace. Synutra’s premium product line of Super series was launched in mid 2005 and has experienced the fastest growth among all Synutra pediatric product lines. The U-Smart series products form Synutra’s flagship product line and are priced and marketed as the mid-to-high end infant formula segment of the Chinese market in terms of its quality and pricing. The U-Strong and National Standard brands among the pediatric lines target the mid to lower priced market segment, largely in less developed markets. Synutra also sells and markets adult dairy based nutritional products under the “Sheng Yuan” label, which accounted for about 10% of its 2005 revenue.

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

Production and Processing

Raw Materials . Synutra’s business depends on obtaining adequate raw materials. A key ingredient is fresh fluid milk. The Company has met its needs by purchasing fluid milk on the open market in established dairy regions in northern and northeastern China. Synutra negotiates the purchase price of milk with many dairy farmers and cooperatives on the basis of milk quality and other terms and conditions. In certain cases, Synutra has worked in partnership with local government economic development and poverty reduction programs available to fresh milk suppliers to help finance portions of their herd. Synutra provides targeted loans to suppliers who are located in the regions where Synutra’s manufacturing plants are located.. Currently about 30% of Synutra’s fresh milk suppliers take advantage of these financing programs. As such, these loans sustain the suppliers through demand fluctuations and therefore add to stability and availability of its fresh milk supply. Through this ongoing public-private partnership program, Synutra had extended financing to over 100 qualified dairy farmers in the Chabei ranch region of Hebei province. The aggregate amount of such loans by Synutra is currently at approximately RMB 9 million (USD $1.2 million).

The other key ingredient used in manufacturing infant formula products is de-mineralized whey protein powder that is used to reconstitute dairy-based formula to make it more like human milk. Synutra obtains all of it s supply of whey protein powder on an arm’s length terms from Beijing Honnete Dairy Co., Ltd., a large volume trader of processed dairy products in China.   Beijing Honnete Dairy Co., Ltd., a company controlled by Liang Zhang, the Company’s Chief Executive Officer, currently supplies about 70% of China’s whey protein powder.

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

Synutra places primary importance on quality and has established a quality control system and food safety managing systems for the purchase of raw materials, fresh milk checks, production, packaging, storing, transporting, as well as after sales service. Synutra places testing equipment or implements control procedures at each stage of production including at the purchase of raw materials to ensure the highest ingredients and product quality as well as product safety . Every step of production, transportation and storage has strict internal regulation and is consistently monitored by highly trained employees. Each employee has been specifically trained for quality control purposes. Synutra has been increasing its investment in quality control equipment and training. During fiscal year 2006, Synutra spent approximately RMB 1 million in quality control equipment and training.

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

SFDA field offices are charged with review and approval of all nutritional products of manufacturers intended for infant and children. In order to manufacture, sell and market infant formula in China, each manufacturer must have a Product Registration Number (ICMA), the Health and

Hygiene Permit Number (HHP) and the Infant and Children Food Production Permit Number (SFDA). Synutra has complied with all applicable regulations and permits for each of its products , and all of Synutra’s products carry certification marks issued by SFDA and other relevant government agencies.

In 1981, the World Health Organization (WHO) and the United Nations Children’s Fund (UNICEF) jointly established the International Code of Marketing of Breast-milk Substitutes , in order to sustain and encourage more breastfeeding of infants. The Code has set clear guidelines and restrictions on the marketing of infant formulas (defined as breast-milk substitute formulated for infants up to and between 4 and 6 months of age). As a member state to both organizations, China ascribes to the Code and the government promulgated in 1991 the China Code of Marketing of Breast-milk Substitutes (Draft) , which places strict limitations on ways of advertising, promoting, and marketing infant formulas (as defined by WHO) in China. These restrictions specifically prevent manufacturers, distributors, and marketers of infant formulas from giving free samples, promotional discounts, donating equipment, funding, and information to healthcare and medical organizations under conditions that serve promotional purposes, and from advertising in a broad range of media outlets. The practice of these codes and rules are aimed at stemming the decline in the population’s breastfeeding rate. In the years since it entered the business, Synutra has strived to stay compliant with these codes and restrictions. All Synutra infant formula products are labeled and accompanied with instructional materials that disclose in prominent fashions that “breastfeeding is always your best choice for you and your baby,” and that “we recommend you to breastfeed whenever appropriate and possible.” Synutra abides by all other guidelines and restrictions against marketing infant formula products outside of the established codes and rules.

COMPETITION

Competition for Synutra’s products is generally other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, and price. There are many brands that hold significant market share, individually or in the aggregate in the market. Synutra’s principal competitors can be classified generally into three groups. The first are foreign manufacturers which concentrate mainly on the food business with a wide selection of product lines, including Nestle, a Swiss manufacturer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation. Another competitor of this type is Numico, a Dutch manufacturer of baby foods, whose infant formula products are marketed in China under the brand name of Dumex. The second group includes foreign manufacturers who come into the China market with their parent companies’ pharmaceutical businesses, such as Bristol Meyers Squib’s Mead Johnson, a US manufacturer and distributor of the Enfami l family of formulas, Abbot Laboratories’ Ross Products Division, a US manufacturer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas, and Wyeth, a US manufacturer and distributor of infant formula sold under private label brands. The third group consists of domestic manufacturers who generally focus on agricultural product processing, including Sanlu, a Chinese manufacturer and distributor of dairy products under the Anmum brand, and Yili, a Chinese manufacturer and distributor of liquid and powdered milk under the Yili brand. Both Sanlu and Yili are competitors in the lower priced products.

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

PART II

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

	Fiscal Quarters Ended (as restated)
	Fiscal Year 2006				Fiscal Year 2005
(in thousands of US dollars except per share data)	Jun-05	Sep-05	Dec-05	Mar-06	Jun-04	Sep-04	Dec-04	Mar-05
Revenue	$17,402	$25,212	$29,887	$30,686	$9,513	$12,706	$16,472	$17,268
Gross Profit	8,945	14,247	16,018	17,435	4,301	6,491	7,697	9,501
Operating expenses	(7,932)	(12,174)	(11,531)	(12,097)	(6,042)	(6,475)	(4,510)	(6,253)
Income(loss) from operations	1,014	2,073	4,487	5,338	(1,742)	16	3,187	3,249
Interest income (expense), net	(416)	(871)	(299)	1,256	(256)	(304)	(380)	1,084
Other income(loss)	1,152	414	(201)	(1,465)	(42)	(230)	603	(1,231)
Pre-tax income(loss)	1,750	1,616	3,987	5,129	(2,040)	(518)	3,410	3,103
Income tax benefit	(26)	(279)	(209)	(932)	(15)	(23)	(19)	(31)
Net income (loss) before minority interest	1,724	1,337	3,778	4,197	(2,055)	(540)	3,391	3,071
Minority interest	—	—	—	—	1,339	(885)	(2,564)	1,499
other transfer	—	—	—	—	—	(134)	—	—
net income (loss)	$1,724	$1,337	$3,778	$4,197	(716)	(1,560)	$827	$4,570
Net income per share, diluted	$0.04	$0.03	$0.08	$0.08	$(0.02)	$(0.03)	$0.02	$0.10

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

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. Beian Yi Pin Dairy Co., Ltd. was formed In June 2004, by Sheng Zhi Da Dairy Corporation and Synutra Illinois-. In January 2005, Sheng Zhi Da Dairy Corporation transferred 71.26% of its ownership in Beian to Synutra Illinois, resulting in a 100% ownership of Beian Yi Pin Dairy Co., Ltd. by Synutra Illinois

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards under the “Sheng Yuan” label. Loubei was formed in April 2001 by Mr. Liang Zhang, and Ms. Xiu Qing Meng. In June 2003, Mr. Zhang transferred 67% of his ownership to Sheng Zhi Da Dairy Corporation. In January 2005, Ms. Xiu Qing Meng transferred 33% of her ownership to Synutra Illinois, Sheng Zhi Da Dairy Corporation transferred 67% of its ownership to Synutra Illinois, resulting in a 100% ownership of Luobei Sheng Yuan Dairy Co., Ltd by Synutra Illinois.

Qingdao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Qingdao Mother and Infant Nutrition Research Company Limited was formed in April 2004 by Sheng Zhi Da Dairy Corporation (80%) and Ms. Xiu Qing Meng(20%). In May 2005, Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois and Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois, resulting in a 100% ownership of Qingdao Mother and Infant Nutrition Research Company Limited by Synutra Illinois.

Chabei Sheng Yuan Dairy Co., Ltd. is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Chabei Sheng Yuan Dairy Co., Ltd. was formed in February 2002, by Ms, Xiu Qing Meng(20%) and Sheng Zhi Da Dairy Corporation(80%). In March 2005, Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois and Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois, resulting in a 100% ownership of Chabei Sheng Yuan Dairy Co., Ltd. by Synutra Illinois. In August 2005, Chabei Sheng Yuan Diary Co., Ltd. was merged with Zhangjiakou Sheng Yuan Diary Co., Ltd. Zhangjiakou Sheng Yuan Diary Co., Ltd. emerged as the surviving entity from the merger.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in March 2004 by Sheng Zhi Da Dairy Corporation (40%) and Synutra Illinois(60%). In March 2005, Sheng Zhi Da Dairy Corporation transferred 40% of its ownership to Synutra Illinois, resulting in Synutra Illinois owing 100% of Zhangjiakou.

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

Qingdao St. George Dairy Co., Ltd,Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd qualify as a foreign investment production enterprise and were established in a special economic zone. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Sales

Sales for the year ended March 31, 2006 increased by $47,226,777 or 84.4% to $103,186,647 from $55,959,870 for the year ended March 31, 2005. Increase in volume of products sold was due in part to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales system. Such change enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the medium sized city markets and rural markets of China by aligning bonuses with sales performance.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, mostly contributed to the increasing trend of revenue.

a.	The tons sold of such products increased to 19,240 tons in the year ended March 31, 2006 from 12,903 tons in the year ended March 31, 2005, resulting in an increase of $27,484,348 in gross sales

b.
The average selling price also contributed to the increase of gross sales. For the year ended March 31, 2006, the average selling price increased from $4,337 to $4,956 per ton, resulting in an increase of $7,985,598 in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $3,922,078.

d.	New product launched contributed $7,834,755 in gross sales growth.

In the fiscal year ended March 31, 2006, the Company realized and earned close to 98.8% of its total sales revenue of $103 million through its wholesale distributor networks and about 1.2% through the supermarket retailers. Of the total $56 million sales earned in the 12 months period ended March 31, 2005, about 98.7% was from distributors and about 1.3% from supermarket retailers.

Majority of the Company’s products carry shelf lives of 18 to 24 months. Unsold products with expired shelf life are returned and deducted from sales revenue. In addition to charges recorded for the reporting period, a prudence provision of 1% of revenue of the most recent quarter’s sales is provided for. The management considers this provision sufficient for expected returns based on historical data analysis. In the year ended March 31, 2006 product returns were estimated at approximately $1.4 million, compared with an estimated $2.24 million in the previous year. These amounts were deducted from the reporting period. The decrease in product returns over the reporting periods reflects in part improvements in product package, in addition to overall product control.

Qualified discounts are accrued to larger distributors with growth-based incentive mechanism in the corresponding periods during which the sales growth materialized. The cost of this policy is treated as discount and is charged against sales revenue of the corresponding period. In the year ended March 31, 2006, growth based distributor incentive amounted to approximately $1.62 million, compared to about $0.88 million the year ended March 31, 2005.

Most of the Company’s products are shipped to the distributors upon receipt of payment directly from them, who thus assume title of the products immediately. No single customer constitutes a significant distributor to the Company by commanding more than 3% of its total sales both in the year ended March 31, 2006 and 2005.

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

The increase of 6,337 tons sold of the traditional main products resulted in $13,737,164 increase of cost. The average cost per unit decreased by $104 per metric ton, resulting in $1,336,349 cost reduction for the year ended March 31, 2006. Additionally, the combined factor of production volume and reduction of unit cost led to $656,340 decline of cost of products sold. The launch of new products accounted for $6,827,584 in the total cost of sales for the year ended March 31, 2006.

Gross Profit

Gross profit was $56,644,852 or 54.9% of sales for the year ended March 31, 2006, compared to $27,990,135 or 50.02% of sales for the year ended March 31, 2005. It was an increase of $28,654,717 or 102.7% of gross profit.

The sales of traditional main products mostly contributed $55,637,682 or 98% of gross profits for the year ended March 31, 2006. Such main products contributed $27,990,135 or 100% gross profits for the year ended March 31, 2005.

With sales increasing in the year ended March 31, 2006 compared to 2005, the Company experienced an increase in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4,224,746 or 37.5% to $15,494,007 for the year ended March 31, 2006, as compared to $11,269,262 for the year ended March 31, 2005. The increase in selling and distribution expenses in 2006 as compared to 2005 was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.  The total compensation to the sales force increased by $2,904,932 from $1,623,507 in the year ended March 31, 2005 to $4,528,439 in the year ended March 31, 2006. In the meantime shipping and handling expenses increased by $845,484 from $1,964,855 in the year ended March 31, 2005 to $2,810,339 in the year ended March 31, 2006; and travel expenses increased by $644,934 from $732,278 in the year ended March 31, 2005 to $1,377,213 in the year ended March 31, 2006.

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

Finance costs increased by $812,933 or 69.6% to $1,981,565 for the year ended March 31, 2006, as compared to $1,168,632 for the year ended March 31, 2005. The increase is mainly from financial consultants and finders fee of $567,000 and interest charged for various bank loans. In addition to increases in notes payable, short-term loan interest rate also went up during the reporting period.

Subsidy income

Subsidy income from local governments increased by $463,256 to $734,035 for the year ended March 31, 2006 as compared to $270,779 for the year ended March 31, 2005. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

Other Income (Expenses)

Other income was $579,221 for the year 2006, as compared to other expenses of $859 for the year ended March 31, 2005. The Company generated other income from manufacturing and selling nutritional supplement ingredients, anhydrous milk fat, non-fat dry milk, as well as providing toll packaging and blending.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1,445,677 and $88,355 for the years ended March 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the year 2006 for some of the operating subsidiaries.

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $4,118,784 and $1,305,051 for the year ended March 31, 2006 and 2005, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1,445,677 and $88,355 for the year ended March 31, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $2,673,107 and $1,216,696, respectively. The per share effect of the total tax savings was $0.05 and $0.03 for the year ended March 31, 2006 and 2005, respectively

Net Income Attributed to Shareholders

Net income attributable to shareholders for the year ended March 31, 2006 increased by $7,912,944 to $11,034,912 from $3,121,968 for the year ended March 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.23 and $0.07 for the years ended March 31, 2006 and 2005, respectively.

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

Cash flow generated from operations was $11,102,458 for the fiscal the year ended March 31, 2006. Trade receivables increased by $786,224 and advances to suppliers decreased by $367,572. Expanded scale of operations from the increase in sales revenues in 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities. Also, expansion of operations resulted in significant increases in accounts payable and customer deposits, resulting in $8,004,946 in cash flow. A reduction of approximately $5 million in cash flow was due to advances to related parties   in prepayment in order to secure key ingredient supplies.

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

Contractual Obligations

A summary of the Company's contractual Obligations at March 31, 2006 is as follows:

	Payments due by period
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$4,932,182	—	4,932,182	—	—
Operating Lease Obligations	$453,488	272,230	181,258	—	—
Total	$5,385,670	272,230	5,113,440	—	—

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

Sales to related companies

	Year ended March 31, 2006	Year ended March 31, 2005
Beijing Honnete Dairy Corporation Ltd	1,254,083	—
St. Angel (Beijing Business Service)	1,047,813	323,837
Beijing Ao Naier Feed Stuff LLC	—	36
Beijing Ludin Xueyuan Trading Co. Ltd	526,853	270,075
Total	$2,828,749	$593,948

Other Sales to related companies

	Year ended March 31, 2006	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd	$2,259,810	384,118
Sheng Zhi Da Dairy Group Corporation	376,324	1,037,714
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,541,592	2,788,588
Beijing Honnete Dairy Corporation Ltd	11,901,364	—
Beijing Ao Naier Feed Stuff LLC	75,410	16,486
Total	$18,154,500	$4,226,906

Purchases from related companies

	Year ended March 31, 2006	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd	$955,386	$904,075
Sheng Zhi Da Dairy Group Corporation	2,145,168	2,213,535
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	11,987,277	7,246,611
Beijing Honnete Dairy Corporation Ltd	6,655,093	4,561,794
Beijing Sheng Long Media Co. Ltd	57,915	31,524
Total	$21,800,839	$14,957,539

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

All of the above related parties are owned and controlled by Liang Zhang, Chairman and Chief Executive Officer of the Company.

ITEM 13. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement dated as of June 14, 2005 (2)
10.2	License and Supply Agreement dated as of September 1, 2003(3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s form 10SB12G filed with the Securities and Exchange Commission on June 15, 2005.
(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated herein by reference from the Registrant’s Form 10KSB filed with the Securities and Exchange Commission on May 5, 2006.

ITEM 7. FINANCIAL STATEMENTS

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

As discussed in Note 18, the financial statements for the year ended March 31, 2006 have been restated both to give effect to the fair value of 2,879,500 shares of common stocks issued for the service rendered in connection with the recapitalization transaction of the company and to reflect the historical shares of common stock of Vorsatech that were issued and the related earnings per share for the period prior to the merger.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
May 5, 2006

(Except for Note 18 as to which the date is September 27, 2006.)

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005

	March 31, 2006	March 31, 2005
	(as restated)	(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$22,133,869	$16,085,403
Short term investment - at market	42,557	45,237
Notes receivables	—	27,790
Trade receivables, net of provisions	2,539,717	1,968,235
Inventories, net of provisioions	11,789,433	6,757,021
Advances to suppliers	354,052	721,623
Other receivables, net of provisions	2,229,869	1,745,985
Due from related parties	8,602,363	8,082,451

Including Trade receivables	2,018,344	357,204
Other receivables	2,058,250	2,173,191
Prepayment	4,525,769	5,552,056

Deferred expenses	125,931	383,869

Total current assets	47,817,791	35,817,613

Property, plant and equipment, net	13,727,873	13,887,012

Other Assets
Intangible assets	264,562	334,392
Construction in progress	21,198,431	14,152,518
TOTAL ASSETS	$83,008,658	$64,191,535

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2006	March 31, 2005
	(as restated)	(as restated)
Current Liabilities
Bank loans	$13,133,534	$12,299,885
Notes payable	19,112,823	19,821,180
Trade payables	12,579,942	4,966,997
Advance from customers	932,843	540,843
Other payables	4,569,873	4,400,128
Accrued expenses	498,786	293,640
Tax payables	1,996,789	605,915
Due to related parties	4,301,137	8,808,904

Including Trade payables	4,301,137	6,452,836
Notes payables	—	2,356,068

Total current liabilities	$57,125,726	$51,737,492

Long term liabilities	4,932,182	4,832,961

Total liabilities	$62,057,909	$56,570,453

Minority interest	—	(576)

Shareholders' equity
Preferred Stock ($0.0001 par value; 20,000 authorized; 0 issued and outstanding)	—	—
Common Stock ($0.0001 par value; 250,000 authorized; 50,000,713 and 46,000,000 issued and outstanding as of March 31, 2006 and 2005, respectively)	5,000	4,600
Additional paid-in capital	8,226,033	7,205,809
Reserves	45,804	45,804
Retained profits	11,618,515	583,603
Accumulated comprehensive income/(loss)	1,055,397	(218,158)
Total shareholders' equity	$20,950,749	$7,621,658
TOTAL LIABILITIES AND SHAREHOLDERS'	$83,008,658	$64,191,535

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
	(as restated)	(as restated)

Sales	$103,186,647	$55,959,870

Including sales to related parties	2,828,749	593,948

Cost of sales	46,541,796	27,969,736

Including cost of sales to related parties	1,719,551	296,974

Gross profit	56,644,852	27,990,135
Selling & distribution expenses	15,494,007	11,269,262
Advertising and promotion	22,540,472	9,176,739
General & administrative expenses	5,697,969	2,835,180
Income from operations	12,912,404	4,708,954
Finance costs	1,981,565	1,168,632
Subsidy	734,035	270,779
Interest income	237,070	144,458
Other income/(expenses), net	579,221	(859)
Income before tax	12,481,165	3,954,700
Corporation income tax - current	1,445,677	88,355
Net income before minority interests	11,035,488	3,866,345
Minority interests	(576)	(744,377)
Net income attributable to shareholders	11,034,912	3,121,968
Comprehensive income/(loss)	1,273,555	(109,805)
Comprehensive income	12,308,468	3,012,163

Earning per share
Basic and diluted	$0.23	$0.07
Weighted average common share outstanding
Basic and diluted	48,833,838	46,000,000

The accompanying notes are an integral part of the consolidated financial statement.

(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (restated)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

						Accumulated
	Common Stock	Share	Additional		Retained	comprehensive
	Outstanding	capital	paid-in capital	Reserves	profits	income(loss)	Total
Balance at April 1, 2004	46,000,000	$4,600	$7,001,139	$29,149	$(2,521,710)	$(108,353)	$4,404,825
Capital contribution during the year			204,670				204,670
Net income for the year		—	—	—	3,121,968	—	3,121,968
Transfer to reserves				16,655	(16,655)	—	—
Other comprehensive income/(loss)			—	—	—	(109,805)	(109,805)
Balance at March 31, 2005	46,000,000	4,600	7,205,809	45,804	583,603	(218,158)	7,621,658
Acquisiion of Vorsatech	2,638,713	264	(17,625)				(17,361)
Capital stock cancelled	(1,517,500)	(152)	152				—
Capital stock issued to Financial consultant and finders	2,879,500	288	566,712				567,000
Capital contribution during the year			470,985				470,985
Excess in capital contribution		—	—	—	—	—	—
Net income for the year		—	—	—	11,034,912	—	11,034,912
Other comprehensive income/(loss)		—	—	—	—	1,273,555	1,273,555
Balance at March 31, 2006	50,000,713	$5,000	$8,226,033	$45,804	$11,618,515	$1,055,397	$20,950,749

(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
	(as restated)	(as restated)
Cash Flows from Operating Activities:
Net income	$11,034,912	$3,121,968
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	914,456	1,320,410
Bad Debt Expenses	214,742	98,123
Gain on short term investment	2,680	26,315
Minority interest	576	744,376
Financial consultants and finders fee	567,000

Changes in operating assets and liabilities:
Notes receivable	27,790	172,993
Trade receivable, net	(786,224)	(759,617)
Inventories	(5,032,412)	(327,256)
Advances to suppliers	367,572	86,514
Other receivable, net	(483,884)	10,916,178
Deferred expenses	257,939	(58,492)
Due from related parties	(519,911)	(5,592,687)
Due to related parties	(4,507,769)	(817,332)
Notes payable	(708,358)	7,738,778
Trade payable	7,612,945	417,910
Advances from customers	392,000	(320,458)
Other payable & accrued expenses	357,531	(2,566,741)
Tax payable	1,390,874	91,328
Net Cash Provided by Operating Activities	11,102,458	14,292,311

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(669,447)	(1,379,998)
Cash used for construction in progress	(7,045,914)	(13,224,460)
Purchases of intangible assets	(16,042)	(334,392)
Net Cash Used in Investing Activities	(7,731,403)	(14,938,852)

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
	(as restated)	(as restated)
Cash Flows from Financing Activites:
Inception of bank loans, net	932,870	6,524,497
Repayment of bank loans, net	—	(3,624,721)
(Excess of)/ capital contribution	470,985	204,670

Net Cash Used in Financing Activities	1,403,855	3,104,446
Net Change in Cash and Cash Equivalents	4,774,911	2,457,905

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,273,555	(109,805)

Cash and cash equivalents, beginning of period	16,085,403	13,737,303
Cash and cash equivalents, end of period	$22,133,869	$16,085,403

Supplementary Cash Flows Disclosures
Interest paid	$1,981,565	$1,168,632
Income taxes paid	$1,026,266	$95,451

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

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. Beian Yi Pin Dairy Co., Ltd. was formed In June 2004,by Sheng Zhi Da Dairy Corporation and Synutra Illinois-. In January 2005, Sheng Zhi Da Dairy Corporation transferred 71.26% of its ownership in Beian to Synutra Illinois, resulting in a 100% ownership of Beian Yi Pin Dairy Co., Ltd. by Synutra Illinois

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards under the “Sheng Yuan” label. Loubei was formed in April 2001 by Mr. Liang Zhang, and Ms. Xiu Qing Meng. In June 2003, Mr. Zhang transferred 67% of his ownership to Sheng Zhi Da Dairy Corporation. In January 2005, Ms. Xiu Qing Meng transferred 33% of her ownership to Synutra Illinois , Sheng Zhi Da Dairy Corporation transferred 67% of its ownership to Synutra Illinois, resulting in a 100% ownership of Luobei Sheng Yuan Dairy Co., Ltd by Synutra Illinois.

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

Chabei Sheng Yuan Dairy Co., Ltd. is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Chabei Sheng Yuan Dairy Co., Ltd. was formed in February 2002, by Ms, Xiu Qing Meng (20%) and Sheng Zhi Da Dairy Corporation (80%). In March 2005, Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois and Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois, resulting in a 100% ownership of Chabei Sheng Yuan Dairy Co., Ltd. by Synutra Illinois. In August 2005, Chabei Sheng Yuan Diary Co., Ltd. was merged with Zhangjiakou Sheng Yuan Diary Co., Ltd. Zhangjiakou Sheng Yuan Diary Co., Ltd. emerged as the surviving entity from the merger.

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

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

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

The following companies are consolidated for financial statement presentation:

Name of subsidiaries	March 31, 2005	March 31, 2006	Incorporation date
Qingdao St. George Dairy Co., Ltd.	100%	100%	September 2001
Qingdao Sheng Yuan Dairy Co., Ltd.	100%	100%	January 1998
Heilongjiang Loubei Sheng Yuan Food Co., Ltd.	100%	100%	April 2001
Bei’an Yipin Dairy Co., Ltd.	100%	100%	June 2004
Qingdao Women and Children Nutrition Research Co., Ltd.	0%	100%	April 2004
Zhangjiakou Shen Yuan Diary Co., Ltd. *	100%	100%	March 2004

* Zhangjiakou completed a merger with Chaibei Sheng Yuan as of August 2005 and Zhangjiakou emerged as the surviving entity from the merger.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. Qingdao Women and Children Nutrition Research Co,. Ltd. was consolidated as of March 31, 2005 since it fell within the definition of a “variable interest entities” as described in FIN 46 (R).

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

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $4,305,894 and $1,305,051 for the year ended March 31, 2006 and 2005, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1,445,677 and $88,355 for the year ended March 31, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $2,860,217 and $1,216,696, respectively. The per share effect of the total tax savings was $0.06 and $0.03 for the year ended March 31, 2006 and 2005, respectively.

Qingdao St. George Dairy Co., Ltd,Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd qualify as a foreign investment production enterprise and were established in a special economic zone. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.

Qingdao St. George Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2008. Accordingly, the applicable enterprise income tax rate is 24% and the local tax rate is0%, resulting in an aggregate tax rate of 24%. The subsidiary will not be subject to local income tax prior to 2003. The subsidiary’s first cumulative profit-making year was 2004.

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

Qingdao Women and Children Nutrition Research Co., Ltd is subject to 33% income tax.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows.

I. GOVERNMENT SUBSIDIES

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with. The Subsidies from the government were $734,035 and $270,779 during the years ended March31, 2006 and 2005, respectively. There is no interest subsidy involved herein.

J. RELATED PARTIES

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

K. FOREIGN CURRENCY TRANSLATION

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

L. USE OF ESTIMATES

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

M. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2006 and 2005 due to the relatively short-term nature of these instruments.

N. REVENUE RECOGNITION

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

O. SHIPPING AND HANDLING

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $2,810,339 and $1,964,855 during the years ended March 31, 2006 and 2005 respectively

P. ADVERTISING COSTS AND PROMOTION

Advertising costs and promotion include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $22,540,472 and $9,176,739 during the years ended March 31, 2006 and 2005 respectively.

Q. EMPLOYEES' BENEFITS

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

R. SEGMENTS

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

S. COMPREHENSIVE INCOME/(LOSS)

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

T. CONCENTRATION OF CREDIT RISK

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

U. RECENT PRONOUNCEMENTS

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

4. ACCOUNT RECEIVABLES

The Company's trade receivables as at March 31, 2006 and 2005 are summarized as follows:

	March 31, 2006	March 31, 2005

Trade receivables	$2,956,860	$2,170,636
Less: Allowance for doubtful accounts	(417,143)	(202,401)
	$2,539,717	$1,968,235

The activity in the Company allowance for doubtful accounts during the years ended March 31, 2006 and 2005 is summarized as follows:

	March 31, 2006	March 31, 2005

Balance at beginning of year	$202,401	$104,278
Add: Additions during the year	214,742	98,123
Balance at end of year	$417,143	$202,401

5. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2006	March 31, 2005
Cost:
Buildings and leasehold improvement	$7,313,860	$7,694,759
Land use rights	1,659,542	1,607,166
Plant and machinery	7,206,411	6,117,319
Office equipment and furnishings	988,330	832,120
Motor vehicles	1,210,974	1,458,306
	18,379,117	17,709,670
Less: Accumulated depreciation:
Buildings and leasehold improvement	1,264,683	986,350
Land use rights	113,585	75,889
Plant and machinery	2,306,131	1,583,481
Office equipment and furnishings	336,235	328,398
Motor vehicles	630,610	848,540
	4,651,244	3,822,658
Property, plant and equipment, net	$13,727,873	$13,887,012

Depreciation expenses relating to property, land, plant and equipment was $828,585 and $1,320,405 for the years ended March 31, 2006 and 2005, respectively.

6. INVENTORIES

The Company's inventories at March 31, 2006 and 2005 are summarized as follows:

	March 31, 2006	March 31, 2005

Raw materials	$1,984,520	$981,710
Work-in-progress	7,586,465	2,735,098
Finished goods	2,131,552	2,216,386
Packing materials and other consumables	86,896	824,827
Total Inventories	$11,789,433	$6,757,021

7. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification of Related Party Balance by Nature

a.	Due from related parties

	March 31, 2006	March 31, 2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$226,383	$824,092
Sheng Zhi Da Dairy Group Corporation	(268,349)	4,635,779
Beijing Kelqin Dairy Co. Ltd	1,708,230	(417,135)
St. Angel (Beijing Business Service)	1,761,265	-
Beijing Honnete Dairy Corporation Ltd	4,185,149	2,765,633
Beijing Ao Naier Feed Stuff LLC	297,892	231,466
Beijing Ludin Xueyuan Trading Co. Ltd	691,793	42,616
Total Due from Related Companies	$8,602,363	$8,082,451

b.	Due to related parties

	March 31, 2006	March 31, 2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$705,602	$630,130
Sheng Zhi Da Dairy Group Corporation	2,192,892	7,457,388
Beijing Kelqin Dairy Co. Ltd	63,909	1,246,255
St. Angel (Beijing Business Service)	—	(524,869)
Beijing Honnete Dairy Corporation Ltd	1,338,734	—
Beijing Ao Naier Feed Stuff LLC	—	—
Total Due to Related Companies	$4,301,137	$8,808,904

B. Classification of Related Party Balance by Nature

a. Due from related parties
	March 31,2006	March 31,2005

Trade receivables	$2,018,344	$357,204
Prepayments	4,525,769	5,552,056
Other receivables	2,058,250	2,173,191
Total	$8,602,363	$8,082,451

b. Due to related parties
	March 31,2006	March 31,2005

Trade payables	$4,301,137	$6,452,836
Notes payables	-	2,356,068
Total	$4,301,137	$8,808,904

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

Intangible assets consist of the follow:

	March 31, 2006		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Computer software and applications	426,430	161,868	$408,952	74,560
Total intangible assets	426,430	161,868	408,952	74,560

Amortization expenses for year ended March 31,2006 and 2005 was$87,308and $56,414 respectively.Estimated amortization expense for each of the five succeeding years is as follow:

Year ending March 31,
2007	$88,187
2008	88,187
2009	88,187
2010	—
2011	—

9. BANK LOANS

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

10. OTHER INCOME

Other income was $579,221 for the year 2006, as compared to other expenses of $859 for the year ended March 31, 2005. The Company generated other income from manufacturing and selling nutritional supplement ingredients, anhydrous milk fat, non-fat dry milk, as well as providing toll packaging and blending.

	Year ended March 31, 2006	Year ended March 31, 2005
Other income	$29,586,740	$5,188,596
Other expenses	29,007,519	5,189,455
Other income/(expenses),net	$579,221	$(859)

11. INCOME TAXES

The Company’s income/(loss) before income taxes was comprised of the following for the years ended March 31, 2006 and 2005, respectively:

	Year ended March 31, 2006	Year ended March 31, 2005

United States	$(316,610)	$(20,360)
PRC	12,797,775	3,975,060
Total	$12,481,165	$3,954,700

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the years ended March 31, 2006 and 2005, respectively, are summarized as follows:

	Year ended March 31, 2006	Year ended March 31, 2005
PRC only:
Current	$1,445,677	$88,355
Deferred	—	—
	$1,445,677	$88,355

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $4,305,894 and $1,305,051 for the year ended March 31, 2006 and 2005, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1,445,677 and $88,355 for the year ended March 31, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $2,860,217 and $1,216,696, respectively. The per share effect of the total tax savings was $0.06 and $0.03 for the year ended March 31, 2006 and 2005, respectively.

12. RESERVES

The reserve fund is comprised of the following:

	March 31, 2006	March 31, 2005

Statutory surplus reserve fund	$45,804	$45,804

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

13.	EARNINGS PER SHARE (EPS)

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

For the Year Ended March 312006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(as restated)	(as restated)	(as restated)
Basic EPS
Income available to common stockholders	$11,034,912	48,833,838	$0.23

Effect of Dilutive Securities
Warrants and options	—	—	—
Convertible preferred stock	—	—	—

Diluted EPS
Income available to common stockholders + assumed conversions	11,034,912	48,833,838	$0.23

14. RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended March 31, 2006 and 2005:

a. Sales to related companies

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

	Year ended March 31, 2006	Year ended March 31, 2005
Beijing Honnete Dairy Corporation Ltd	1,254,083	—
St. Angel (Beijing Business Service)	1,047,813	323,837
Beijing Ao Naier Feed Stuff LLC	—	36
Beijing Ludin Xueyuan Trading Co. Ltd	526,853	270,075
Total	$2,828,749	$593,948

b. Other income to related companies

	Year ended March 31, 2006	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd	$2,259,810	384,118
Sheng Zhi Da Dairy Group Corporation	376,324	1,037,714
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,541,592	2,788,588
Beijing Honnete Dairy Corporation Ltd	11,901,364	—
Beijing Ao Naier Feed Stuff LLC	75,410	16,486
Beijing Ludin Xueyuan Trading Co. Ltd	—	—
Total	$18,154,500	$4,226,906

c. Purchases from related companies

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

	Year ended March 31, 2006	Year ended March 31, 2005
Beijing Kelqin Dairy Co. Ltd =	$955,386	$904,075
Sheng Zhi Da Dairy Group Corporation	2,145,168	2,213,535
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	11,987,277	7,246,611
Beijing Honnete Dairy Corporation Ltd	6,655,093	4,561,794
Beijing Sheng Long Media Co. Ltd	57,915	31,524
Total	$21,800,839	$14,957,539

15. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of March 31, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as at March 31, 2006 and 2005 were as follows:

	Expiration date		Monthly payment	Mar-07	Mar-08	Mar-09	Mar-10	Mar-11
Office facilities in Beijing(SOHO903)	20-Apr-05	- 14-Dec-07	$7,239	$86,863	$57,909	—	—	—
Office facilities in Beijing(SOHO2903-2905)	15-Dec-04	- 14-Dec-07	10,975	131,700	87,800	—	—	—
Office facilities in Beijing	1-Jan-06	- 31-Dec-07	3,950	47,400	35,550	—	—	—
Warehouses in Qingdao	21-Nov-05	- 20-May-06	2,640	4,400	—	—	—	—
Warehouses in Qingdao	21-Nov-05	- 10-May-06	1,401	1,868	—	—	—	—
Total rent expenses				$272,230	$181,258	—	—	—

C. LEGAL PROCEEDINGS

N/A

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17. SUBSEQUENT EVENTS

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

18. RESTATEMENT

The financial statements for the year ended March 31, 2006 have been restated to give effect to the fair value of the 2,879,500 shares of common stocks issued to consultants for the services related to the recapitalization transaction of the company going public. The financial statement for the periods ended March 31, 2006 and 2005 have also been restated to reflect the historical shares of common stock of Vorsatech that were issued and the related earnings per share for the period prior to the merger. The effect on current liabilities, additional paid in capital, retained earnings, net income attributable to shareholders, earnings per share, and weighted average common shares outstanding is summarized as follows:

	Net Income for the year ended March 31, 2006	Current Liabilities as of March 31, 2006	Additional Paid In Capital as of March 31, 2006	Retained Earnings as of March 31, 2006
As previously stated	$11,601,912	$57,108,365	$7,676,394	$12,185,515

Stock compensation and recapitalization	($567,000)	$17,361	$549,639	($567,000)

Restated	$11,034,912	$57,125,726	$8,226,033	$11,618,515

	For the year ended March 31, 2006	For the year ended March 31, 2005
Earnings per share as previously stated	$0.23	$0.06
Earnings restated	$0.23	$0.07
Weighted average common shares outstanding as previously stated	50,000,713	50,000,713
Weighted average common shares outstanding restated	48,833,838	46,000,000

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