Form 10-Q/A
period 2006-06-30
Synutra International, Inc.
filed 2006-09-29
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Disclosure has been added to the financial statements , “Restatement” to describe the tax holiday of subsidiaries.

SYNUTRA INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
ASSETS	(as restated, unaudited)	(as restated, audited)
Current Assets
Cash and cash equivalents	$25,877,244	$22,133,869
Short term investment - at market	42,671	42,557
Notes receivables	148,955	—
Trade receivables, net of provisions	8,287,013	2,539,717
Inventories, net of provisions	8,464,441	11,789,433
Advances to suppliers	2,328,675	354,052
Other receivables, net of provisions	2,993,559	2,229,869
Due from related parties	7,383,290	8,602,363

Including: Trade receivables	35,910	2,018,344
Other receivables	1,562,275	2,058,250
Prepayment	5,785,105	4,525,769

Deferred expenses	79,667	125,931
Total current assets	55,605,515	47,817,791
Property, plant and equipment, net	13,601,653	13,727,873
Other Assets
Intangible assets,net	246,937	264,562
Construction in progress	21,693,020	21,198,431
TOTAL ASSETS	$91,147,125	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
LIABILITIES & SHAREHOLDERS' EQUITY	(as restated, unaudited)	(as restated, audited)
Current Liabilities
Bank loans	$17,551,071	$13,133,534
Notes payable	23,200,260	19,112,823
Trade payables	9,312,636	12,579,942
Advance from customers	756,034	932,843
Other payables	5,395,525	4,569,873
Accrued expenses	605,794	498,786
Tax payables	1,910,042	1,996,789
Due to related parties	2,204,319	4,301,137

Including: Trade payables	2,204,319	4,301,137

Total current liabilities	$60,935,681	$57,125,726
Long term debt	—	4,932,182
Total liabilities	$60,935,681	$62,057,909
Minority interest	—	—

Shareholders' equity
Preferred Stock ($0.0001 par value; 20,000,000 authorized; 0 issued and outstanding)	—	—
Common Stock (0.0001 par value; 250,000, 000 authorized; 50,000,713 issued and outstanding)	5,000	5,000
Additional paid-in capital	8,226,033	8,226,033
Reserves	45,804	45,804
Retained earnings	20,838,996	11,618,515
Accumulated other comprehensive income/(loss)	1,095,611	1,055,397
Total shareholders' equity	$30,211,444	$20,950,749
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$91,147,125	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended June 30
	2006	2005
	(as restated, unaudited)	(as restated, unaudited)

Sales	$42,676,120	$17,401,827

Including sales to related parties	47,708	341,500

Cost of sales	20,644,247	8,456,140

Including cost of sales to related parties	23,091	165,969

Gross profit	22,031,873	8,945,687
Selling & distribution expenses	5,042,348	1,814,977
Advertising and promotion	6,928,074	5,257,881
General & administrative expenses	993,542	859,501
Income from operations	9,067,909	1,013,328
Finance costs	(408,794)	(415,286)
Subsidy income	1,387,420	604,120
Interest income	61,132	63,830
Other income/(expenses)	(92,551)	484,355
Income before tax	10,015,116	1,750,346
Corporation income tax - current	794,635	25,566
Net income before minority interests	9,220,481	1,724,780
Minority interests	—	(576)
Net income attributable to shareholders	9,220,481	1,724,204
Other Comprehensive income/-Foreign currency translation	40,214	26,877
Comprehensive income	9,260,695	1,751,081

Earning per share
Basic and diluted	$0.18	$0.04
Weighted average common shares outstanding
Basic and diluted	50,000,713	46,000,000

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(as restated, unaudited)

	Common		Additional			Accumulated	Total
	Stock	Share	paid-in		Retained	comprehensive	Stockholder’s
	outstanding	capital	capital	Reserves	profits	income(loss)	Equity
Balance at March 31, 2005	46,000,000	$4,600	$7,205,809	$45,804	$583,603	$(218,158)	$7,621,658
Capital contribution during quarter	—	—	470,985	—	—	—	470,985
Net income for the quarter	—	—	—	—	1,724,204	—	1,724,204
Foreign currency translation	—	—	—	—	—	26,877	26,878
Balance at June 30, 2005	46,000,000	4,600	7,676,794	45,804	2,307,807	(191,281)	9,843,725
Balance at March 31, 2006	50,000,713	5,000	8,226,033	45,804	11,618,515	1,055,397	20,950,749
Net income for the quarter	—	—	—	—	9,220,481	—	9,220,481
Foreign currency translation	—	—	—	—	—	40,214	40,214
Balane at June 30, 2006	50,000,713	$5,000	$8,226,033	$45,804	$20,838,996	$1,095,611	$30,211,444

(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended June 30
	2006	2005
	(as restated, unaudited)	(as restated, unaudited)
Cash Flows from Operating Activities:
Net income	$9,220,481	$1,724,204
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	371,436	358,370
Bad Debt Expenses/øIncome)	(18,566)	-
Gain on short term investment	(114)	(3,891)
Minority interest	—	576

Changes in operating assets and liabilities:
Notes receivable	(148,955)	(4,470)
Trade receivable	(5,728,730)	(13,649)
Inventories	3,324,992	311,389
Advances to suppliers	(1,974,624)	83,834
Other receivable, net	(763,690)	(561,641)
Deferred expenses	46,265	(2,436,600)
Due from related parties	1,219,073	2,767,135
Due to related parties	(2,096,817)	(1,452,258)
Notes payable	4,087,438	1,329,064
Trade payable	(3,267,307)	436,083
Advances from customers	(176,809)	855,871
Other payable & accrued expenses	932,661	32,061
Tax payable	(86,747)	-
Net Cash Provided by Operating Activities	4,939,986	3,426,079

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(224,551)	(1,066,068)
Cash used for construction in progress	(494,589)	(1,208,507)
Purchases of intangible assets	(3,039)	(302)

Net Cash Used in Investing Activities	(722,179)	(2,274,877)

  The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	Three Months ended June 30
	2006	2005
	(as restated, unaudited)	(as restated, unaudited)
Cash Flows from Financing Activites:
Inception of bank loans, net		1,208,240
Repayment of bank loans, net	(514,646)
(Excess of)/ capital contribution	—	470,985
Net Cash Used in Financing Activities	(514,646)	1,679,225

Net Change in Cash and Cash Equivalents	3,703,161	2,830,427

Effect of Exchange Rate Changes on Cash and Cash Equivalents	40,214	26,877

Cash and cash equivalents, beginning of period	22,133,869	16,085,403
Cash and cash equivalents, end of period	$25,877,244	$18,942,707

Supplementary Cash Flows Disclosures
Interest paid	$344,945	$360,243

Income taxes paid	$795,699	$7,793

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

The following companies are consolidated for financial statement presentation:

Name of subsidiaries	June 30, 2006	Incorporation date
Qingdao St. George Dairy Co. Ltd	100%	Sep-01
Qingdao Sheng Yuan Dairy Co. Ltd	100%	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	100%	Apr-01
Bei’an Yipin Dairy Co. Ltd	100%	Jun-04
Qingdao Women and Children Nutrition Research Co. Ltd	100%	Apr-04
Zhangjiakou Shen Yuan Co. Ltd *	100%	Mar-04

*   Zhangjiakou completed a merger with Chaibei Sheng Yuan as of August 2005 and Zhangjiakou emerged as the surviving entity from the merger

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

	30-Jun-06	30-Jun-05	31-Mar-06
Cash	$8,777,152	$7,703,052	$5,676,616
Cash restricted	17,100,092	11,239,654	16,457,253
Total	$25,877,244	$18,942,707	$22,133,869

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

4. RECENT PRONOUNCEMENTS

None.

5. ACCOUNT RECEIVABLES

The Company's trade receivables as at June 30, 2006 and 2005 are summarized as follows:

	June 30, 2006	June 30, 2005	March 31, 2006
Trade receivables	$8,685,590	$2,184,284	$2,956,860
Less: Allowance for doubtful accounts	(398,577)	(202,401)	(417,143)
Trade receivables, net	$8,287,013	$1,981,883	$2,539,717

6. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2006	June 30, 2005	March 31, 2006
Cost:
Buildings and leasehold improvement	$7,433,559	$7,348,308	$7,313,860
Land use rights	1,668,050	1,607,166	1,659,542
Plant and machinery	7,317,238	6,567,167	7,206,411
Office equipment and furnishings	947,166	861,796	988,330
Motor vehicles	1,237,656	1,573,864	1,210,974
	18,603,669	17,958,301	18,379,117

Less: Accumulated depreciation:
Buildings and leasehold improvement	1,376,661	1,079,344	1,264,683
Land use rights	122,546	83,285	113,585
Plant and machinery	2,495,349	1,737,303	2,306,131
Office equipment and furnishings	323,057	367,074	336,235
Motor vehicles	684,403	893,210	630,610
	5,002,016	4,160,216	4,651,244
Property, plant and equipment, net	$13,601,653	$13,798,085	$13,727,873

Depreciation expenses relating to property, land, plant and equipment was $350,064 and $337,805 for the three months ended June 30, 2006 and 2005, respectively.

7. INVENTORIES

The Company's inventories at June 30, 2006 and 2005 are summarized as follows:

	June 30,2006	June 30,2005	March 31, 2006
Raw Materials	$917,612	$1,054,037	$1,984,520
Work in Process	5,578,816	3,324,858	7,586,465
Finished Goods	1,291,860	1,541,000	2,131,552
Packing Materials & Other Consumables	676,153	525,737	86,896
Total	$8,464,441	$6,445,632	$11,789,433

8. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification by name of related parties

a. Due from related parties

	June 30, 2006	June 30, 2005	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$514,450	$78,946	$226,383
Sheng Zhi Da Dairy Group Corporation	629,693	2,924,653	(268,349)
Beijing Kelqin Dairy Co. Ltd	399,495	625,286	1,708,230
St. Angel (Beijing Business Service)	35,910	1,146,200	1,761,265
Beijing Honnete Dairy Corporation Ltd	5,481,582	308,766	4,185,149
Beijing Ao Naier Feed Stuff LLC	303,524	231,466	297,892
Beijing Ludin Xueyuan Trading Co. Ltd	18,636	—	691,793
Total Due from Related Companies	$7,383,290	$5,315,317	$8,602,363

b. Due to related parties

	June 30, 2006	June 30, 2005	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$1,200,241	$1,673,937	$705,602
Sheng Zhi Da Dairy Group Corporation	798,162	5,682,709	2,192,892
Beijing Kelqin Dairy Co. Ltd	205,916	—	63,909
Beijing Honnete Dairy Corporation Lrd			1,338,734
Total Due to Related Companies	$2,204,319	$7,356,646	$4,301,137

B. Classification of Related Party Transactions by Nature

a. Due from related parties

	June 30,2006	June 30,2005	March 31, 2006

Trade receivables	$35,910	$552,627	$2,018,344
Prepayments for goods	5,785,105	1,765,543	4,525,769
Other receivables(other income)	1,562,275	2,924,653	2,058,250
Notes receivables	—	72,494
Total	$7,383,290	$5,315,317	$8,602,363

b. Due to related parties

	June 30,2006	June 30,2005	March 31, 2006

Trade payables	$2,204,319	$7,356,087	$4,301,137
Notes payables	—	—
Other payables	—	559
Total	$2,204,319	$7,356,646	$4,301,137

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

Sales to related parties

	Three Months ended June 30,2006	Three Months ended June 30,2005
Beijing Honnete Dairy Corporation Ltd	—	-
St. Angel (Beijing Business Service)	31,776	250,134
Beijing Ao Naier Feed Stuff LLC	—	—
Beijing Ludin Xueyuan Trading Co. Ltd	15,932	91,366
Total	$47,708	$341,500

Other income to related parties

	Three Months ended June 30,2006	Three Months ended June 30,2005
Beijing Kelqin Dairy Co. Ltd	$378,526	507,784
Sheng Zhi Da Dairy Group Corporation	—	353,621
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	836,306	563,269
Beijing Honnete Dairy Corporation Ltd	4,157,688	95,593
Beijing Ao Naier Feed Stuff LLC	—	—
Total	$5,372,520	$1,520,267

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

Purchases from related parties

	Three months ended June 30, 2006	Three months ended June 30, 2005
Beijing Kelqin Dairy Co. Ltd	$157,678	$921,657
Sheng Zhi Da Dairy Group Corporation	—	617,819
Heilongjiang Baoquanling Sheng Yuan Dairy Co.	3,354,660	2,158,034
Beijing Honnete Dairy Corporation Ltd	1,159,260	970,682
Beijing Ao Naier Feed Stuff LLC	45,923	—
Beijing Sheng Long Media Co. Ltd	—	22,685
Total	$4,717,521	$4,690,877

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

Intangible assets consist of the follow:

	June 30, 2006		June 30, 2005		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Computer software and applications	$437,152	$190,215	$411,083	$99,149	$426,430	$161,868
Total intangible assets	437,152	190,215	411,083	99,149	426,430	161,868

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

There are no other long term borrowings by the Company at the time of this report.

12. INCOME TAXES

The Company’s income/(loss) before income taxes was comprised of the following for the three months ended June 30,2006 and 2005,respectively

	Three months ended June 30, 2006	Three months ended June 30, 2005

United States	$26,211	$68,116
PRC	9,988,905	1,682,230
Total	$10,015,116	$1,750,346

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the three months ended June 30, 2006 and 2005, respectively, are summarized as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005
Current	$794,635	$25,566
Deferred	—	—
Total	$794,635	$25,566

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

	For the three Months Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$9,220,481	50,000,713	$0.18
Effect of Dilutive Securities
Warrants and options	—	—
Convertible preferred stock	—	—

Diluted EPS
Income available to common stockholders + assumed conversions	$9,220,481	50,000,713	$0.18

14. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of June 30, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as at June 30, 2006 and 2005 were as follows:

	Expiration date		Monthly payment	Mar-07	Mar-08	Mar-09	Mar-10	Mar-11
Office facilities in Beijing (SOHO)	20-Apr-05	- 14-Dec-07	$7,239	$86,863	$57,909	—	—	—
Office facilities in Beijing (SOHO 2903-2905)	15-Dec-04	- 14-Dec-07	10,975	131,700	87,800	—	—	—
Office facilities in Beijing	1-Jan-06	- 31-Dec-07	3,950	47,400	35,550	—	—	—
Warehouses in Qingdao	21-Nov-05	- 20-May-06	2,640	4,400	—	—	—	—
Warehouses in Qingdao	21-Nov-05	- 10-May-06	1,401	1,868	—	—	—	—
Total rent expenses				$272,230	$181,258	—	—	—

C. LEGAL PROCEEDINGS

N/A

15. RESTATEMENT

The financial statements for the period ended June 30, 2006 have been restated to give effect to the fair value of the 2,879,500 shares of common stocks issued to consultants for the services related to the recapitalization transaction of the company going public. The financial statement for the periods ended June 30, 2006 and 2005 have also been restated to reflect the historical shares of common stock of Vorsatech that were issued and the related earnings per share for the period prior to the merger. The effects on current liabilities, additional paid in capital, retained earnings, earnings per share, and weighted average common shares outstanding are summarized as follows:

	Current Liabilities as of June 30, 2006	Additional Paid In Capital as of June 30, 2006	Retained Earnings as of June 30, 2006
As previously stated	$60,918,320	$7,676,394	$21,405,996

Stock compensation and recapitalization	$17,361	$549,639	($567,000)

Restated	$60,935,681	$8,226,033	$20,838,996

	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Earnings per share as previously stated	$0.18	$0.03
Earnings restated	$0.18	$0.04
Weighted average common shares outstanding as previously stated	50,000,713	50,000,713
Weighted average common shares outstanding restated	50,000713	46,000,000

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

a.	The tons sold of such products increased 2,204 tons for the three months ended June 30, 2006, resulting in $10,951,921 increase of gross sales.

b.
The average selling price also contributed to the increase of gross sales. For the period ended June 30, 2006, the average selling price increased $881 per ton, resulting in an increase of $3,504,923 in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $2,205,839; d. New product launched contributed $8,661,610 in gross sales growth.

For the three months ended June 30, 2006, the Company realized and earned close to 99.6% of its total sales revenue of $43 million through its wholesale distributor networks and about 0.4% through the supermarket retailers. Of the total $17.4 million sales earned in the 3 months period ended June 30, 2005, about 98.5% was from distributors and about 1.5% from supermarket retailers.

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

Cost of Sales

Cost of sales for the three months ended June 30, 2006 increased to $20,644,247 from $8,456,140 for the three months ended June 30, 2005. The 144.13% increase in cost of sales of $12,188,107 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 2,204 tons sold of the traditional main products resulted in $5,321,911 increase of cost. The average cost per unit decreased by $109 per metric ton, resulting in $381,789 cost reduction for the three months ended June 30, 2006. Additionally, the combined factor of production volume and reduction of unit cost led to $240,286 decline of cost of products sold. The launch of new products accounted for $7,488,280 in the total cost of sales for the three months ended June 30, 2006.

Gross Profit

Gross profit was $22,031,873 or 51.63% of sales for the three months ended June 30, 2006, compared to $8,945,687 or 51.41% of sales for the three months ended June 30, 2005. It was an increase of $13,086,187 or 146.28%.

The sales of traditional main products mostly contributed $20,908,544 or 95% of gross profits for the three months ended June 30, 2006. Such main products contributed $8,945,687 or 100% gross profits for the three months ended June 30, 2005.

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

	Three Months ended June 30,2006	Three Months ended June 30,2005
Other income	$6,715,646	$4,581,844
Other expenses	$6,808,197	$4,097,489
Other income/(expenses),net	$(92,551)	$484,355

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

Cash flows used in investing activities amounted to $722,179. During this quarter, we used $494,589 for the construction of a new factory plant and facilities. The facilities are expected to be completed in the year 2006 . We also spent around $224,551 for new machinery and equipment.

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement dated as of June 14, 2005 (2)
10.2	License and Supply Agreement dated as of September 1 st , 2003 (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10SB126 filed with the Securities and Exchange Commission on June 15, 2005.
(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with Securities and Exchange Commission on July 21, 2005.
(3)	Incorporated herein by reference from the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: September 28, 2006	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer

Date: September 28, 2006	By:	/s/ Jibin Zhang
Name: Jibin Zhang
Title: Chief Financial Officer