Form 10KSB/A
period 2006-03-31
Synutra International, Inc.
filed 2006-11-13
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2

FORM 10-KSB

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

Reasons For Amendment

This Amendment No. 2 for Form 10-KSB is being made solely to correct a mistake in the Form 10-KSB describing Steve R. Champion and Mei Liu as members of the Company’s Board of Directors. Messrs. Champion and Liu were not members of the Company’s Board of Directors at the time of the filing or prior or subsequent thereto, did not review the Form 10-KSB and the Form 10-KSB/A and did not sign any of such Forms.

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

The market price of the Company’s stock may be adversely affected by market volatility.

The market price of the Company’s common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of technological innovations by the Company or its competitors;

•	announcements of new products or new contracts by the Company or its competitors;

•	actual or anticipated variations in its operating results due to the level of expenses and other factors;

•	changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

•	conditions and trends in the baby food and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this 10-KSB.

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

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth our executive officers, directors and key employees, their ages and the positions they held as of March 31, 2006.

Name	Age	Position
Liang Zhang	46	Chairman of the Board and Chief Executive Officer
Jinrong Chen	47	Director (1) (2)
Jibin Zhang	42	Chief Financial Officer
Weiguo Zhang	48	President and Chief Operating Officer
Willie Wu	45	Director, Vice President

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

Committees of the Board of Directors

Audit Committee. The sole member of our audit committee is Jinrong Chen. Our audit committee assists our board of directors in its oversight of:

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

Compensation Committee. The sole member of our compensation committee is Jinrong Chen. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

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

Compensation Committee Interlocks and Insider Participation

As noted above, the sole compensation committee member of our board of directors is Jinrong Chen. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Officers and Directors
Liang Zhang, Chief Executive Officer (2) 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	43,654,100	87.3
Jibin Zhang, Chief Financial Officer 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	-	-
Weiguo Zhang, President and Chief Operating Officer 15200 Shady Grove Road, Suite 350 Rockville, Maryland 20850	-	-
Jinrong Chen, Director No. 316 Wei Lun Lou Bei School of Economics and Management Tsinghua University Beijing 100084 China	-	-
Willie Wu, Director, Vice President 3 Guang Qu Men Wai Da Jie C9-301 Fuli Cheng Beijing 100022 China	-	-

All Officers and directors as a group of five (5) persons	43,654,100	87.3%

* Less than 1%

(1)	Based on 50,000,713 shares of the Company’s common stock outstanding as of June 15, 2006.

(2)	Includes 36,000,000 shares owned by Beams Power Investment Limited (“Beams”), a British Virgin Islands company. Mr. Liang Zhang, is the controlling stockholder and Chairman of Beams.

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

Back to Table of Contents

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
Liang Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Name	Position	Date
/s/ Liang Zhang	Chief Executive Officer, and Chairman	November 13, 2006
Liang Zhang

/s/ Weiguo Zhang	Chief Operating Officer	November 13, 2006
Weiguo Zhang

/s/ Jibin Zhang	Chief Financial Officer	November 13, 2006
Jibin Zhang

/s/ Jinrong Chen	Director	November 13, 2006
Jinrong Chen

/s/ Willie Wu	Director, Vice President	November 13, 2006
Willie Wu