Form 10-Q
period 2006-09-30
Synutra International, Inc.
filed 2006-11-14
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐      No ☒

As of September 30, 2006, there were 50,000,713 shares of Common Stock outstanding.

SYNUTRA INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2006

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
ASSETS	2006	2006
	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$35,469,377	$22,133,869
Short term investment - at market	48,197	42,557
Notes receivables	94,832	-
Trade receivables, net of provisions	8,396,312	2,539,717
Inventories, net of provisions	12,840,825	11,789,433
Advances to suppliers	3,720,035	354,052
Other receivables, net of provisions	3,751,030	2,229,869
Due from related parties	6,768,488	8,602,363
Including Trade receivables	1,317,513	2,018,344
Other receivables	93,475	2,058,250
Prepayment	5,357,230	4,525,769
Deferred expenses	379,610	125,931
Total current assets	71,468,707	47,817,791

Property, plant and equipment, net	13,886,517	13,727,873

Other Assets
Intangible assets, net	236,323	264,562
Construction in progress	25,850,850	21,198,431

TOTAL ASSETS	$111,442,397	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	March 31,
LIABILITIES & SHAREHOLDERS' EQUITY	2006	2006
	(unaudited)	(audited)
Current Liabilities
Bank loans	$25,709,831	$13,133,534
Notes payable	24,330,499	19,112,823
Trade payables	9,045,145	12,579,942
Advance from customers	1,984,553	932,843
Other payables	5,271,276	4,569,873
Accrued expenses	2,392,115	498,786
Tax payables	2,675,700	1,996,789
Due to related parties	2,779,560	4,301,137
Including Trade payables	2,284,756	4,301,137
Advance from Customers	445,377	-
Other Payables	49,427	-
Total current liabilities	$74,188,678	$57,125,726

Long term debt	-	4,932,182

Total liabilities	$74,188,678	$62,057,909

Shareholders' equity
Preferred stock-$.0001 par value; 20,000,000 Authorized; 0 issued and outstanding	-	-
Common Stock-$.0001 par value; 250,000,000 authorized; 50,000,713 issued and outstanding	5,000	5,000
Additional paid-in capital	8,226,033	8,226,033
Reserves	45,804	45,804
Retained earnings	27,268,509	11,618,515
Accumulated other comprehensive income/(loss)	1,708,373	1,055,397
Total shareholders' equity	$37,253,719	$20,950,749

TOTAL LIABILITIES AND SHAREHOLDERS'	$111,442,397	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended September 30,		Six Months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Sales	$43,062,815	$25,212,421	$85,738,935	$42,614,248
Including sales to related parties	12,616	529,117	60,324	870,616
Cost of sales	18,937,875	10,965,478	39,582,122	19,421,618
Including cost of sales to related parties	5,548	230,125	28,639	396,094
Gross profit	24,124,940	14,246,943	46,156,813	23,192,630
Selling & distribution expenses	5,194,027	3,910,023	10,236,375	5,725,000
Advertising and promotion	11,640,792	6,197,680	18,568,866	11,455,561
General & administrative expenses	1,323,470	2,065,390	2,317,012	2,924,891
Income from operations	5,966,651	2,073,850	15,034,560	3,087,178
Finance costs	477,701	871,261	886,495	1,286,547
Subsidy income	1,702,443	43,157	3,089,863	647,277
Interest income	60,168	40,230	121,300	104,060
Other income/(loss)	(170,816)	330,175	(263,367)	814,528
Income before tax	7,080,745	1,616,150	17,095,861	3,366,496
Corporation income tax - current	651,232	279,433	1,445,867	304,999
Net income before minority interests	6,429,513	1,336,717	15,649,994	3,061,497
Minority interests	-	-	-	576
Net income attributable to shareholders	6,429,513	1,336,717	15,649,994	3,060,921
Other Comprehensive income/(loss)	612,761	617,128	652,975	652,197
Unrealized Loss on Investment	-	-	-	(8,192)
Comprhensive income	7,042,275	1,953,845	16,302,970	3,704,926

Earning per share
Basic and diluted	$0.13	$0.03	$0.31	$0.06
Weighted average common share outstanding
Basic and diluted	50,000,713	49,333,928	50,000,713	47,666,964

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock outstanding	Registered Capital	Additional Paid-In Capital	Reserve	Retained Earnings (Deficit)	Accumulated Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at March 31, 2005	46,000,000	$4,600	$7,205,809	$45,804	$583,603	$(218,158)	$7,621,658
Net Income(Loss)		-	-	-	1,724,204	-	1,724,204
Other Comprehensive Income (Loss)		-	-	-	-	26,877	26,877
Capital Contributions		-	470,985	-	-	-	470,985
Balance at June 30, 2005	46,000,000	$4,600	$7,676,794	$45,804	$2,307,807	$(191,281)	$9,843,724
Acquisition of Vorsatech	2,638,713	264	(17,625)	-	-	-	(17,361)
Capital stock cancelled	(1,517,500)	(152)	152	-	-	-	-
Capital stock issued to Financial consultant and finders	2,879,500	288	566,712	-	-	-	567,000
Capital contribution during the year		-	-	-	-	-	-
Excess in capital contribution		-	-	-	-	-	-
Net income for the year		-	-	-	1,336,717	-	1,336,717
Other comprehensive income/(loss)		-	-	-	-	617,128	617,128
Balance at September 30, 2005	50,000,713	$5,000	$8,226,033	$45,804	$3,644,524	$425,847	$12,347,208

Balance at March 31, 2006	50,000,713	5,000	8,226,033	45,804	11,618,515	1,055,397	20,950,749
Net income for the quarter	-	-	-	-	9,220,481	-	9,220,481
Other comprehensive income/(loss)	-	-	-	-	-	40,214	40,214
Balance at June 30, 2006	50,000,713	$5,000	$8,226,033	$45,804	$20,838,996	$1,095,611	$30,211,444
Net income for the quarter	-	-	-	-	6,429,513	-	6,429,513
Other comprehensive income/(loss)	-	-	-	-	-	612,761	612,761
Balance at September 30, 2006	50,000,713	$5,000	$8,226,033	$45,804	$27,268,509	$1,708,373	$37,253,719

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended September 30,		Three Months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Cash Flows from Operating Activities:
Net income	$15,649,994	$3,060,921	$6,429,513	$1,336,716
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	804,206	745,816	425,106	387,446
Bad Debt Expenses/£¨Income)	(44,958)	4,214	(26,392)	4,214
Gain on short term investment	(5,640)	7,431	(5,527)	11,322
Minority interest	-	576	-	-
Financial consultants and finders fee	-	567,000	-	567,000
Changes in operating assets and liabilities:
Notes receivable	(94,832)	27,790	54,123	32,260
Trade receivable	(5,811,637)	(401,871)	(82,907)	(388,222)
Inventories	(1,051,392)	(183,858)	(4,376,384)	(495,247)
Advances to suppliers	(3,365,983)	267,784	(1,391,360)	183,951
Other receivable, net	(1,521,161)	(1,025,058)	(757,471)	(463,417)
Deferred expenses	(253,679)	(1,366,568)	(299,944)	1,070,032
Due from related parties	1,833,875	(9,725)	614,802	(2,776,860)
Due to related parties	(1,521,577)	(496,435)	575,241	955,823
Notes payable	5,217,677	1,572,161	1,130,239	243,097
Trade payable	(3,534,797)	1,795,483	(267,491)	1,359,400
Advances from customers	1,051,710	130,735	1,228,519	(725,136)
Other payable & accrued expenses	2,594,732	1,509,086	1,662,071	1,477,025
Tax payable	678,911	-	765,658	-

Net Cash Provided by Operating Activities	10,625,448	6,205,483	5,677,799	2,779,404

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(657,749)	(650,411)	(433,197)	415,657
Cash used for construction in progress	(4,905,305)	(5,453,595)	(4,410,716)	(4,245,089)
Purchases of intangible assets	(23,977)	35,235	(13,275)	35,537

Net Cash Used in Investing Activities	(5,587,031)	(6,068,771)	(4,857,188)	(3,793,895)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	Six Months ended September 30,		Three Months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Cash Flows from Financing Activites:
Inception of bank loans, net	7,644,115	1,584,787	8,158,760	376,546
Repayment of bank loans, net	-	-	-	-
(Excess of)/ capital contribution	-	217,385	-	(253,601)

Net Cash Used in Financing Activities	7,644,115	1,802,171	8,158,760	122,946

Net Change in Cash and Cash Equivalents	12,682,533	1,938,883	8,979,371	(891,546)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	652,975	644,005	612,761	617,129

Cash and cash equivalents, beginning of period	22,133,869	16,085,403	25,877,244	18,942,707

Cash and cash equivalents, end of period	$35,469,377	$18,668,290	$35,469,377	$18,668,290

Supplementary Cash Flows Disclosures
Interest paid	$771,656	$719,547	$426,711	$359,304

Income taxes paid	$1,115,902	$304,999	$320,203	$297,206

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The Company is a Delaware corporation that at September 30, 2006 owned 100% of five subsidiary companies in the People’s Republic of China (“PRC” or “China”). These five subsidiaries are all principally engaged in different stages of the production, distribution, and sales of dairy based pediatric and adult nutrition products. The Company’s extensive sales network covers 24 provinces, 227 cities, and more than 800 counties throughout China. In 2004, the Company’s infant formula market share was rated number eight among international manufacturers and number three among domestic manufacturers in China. The Company’s fiscal year end is March 31.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the balance sheet of Synutra International, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the three and six month periods ended September 30, 2006 and 2005. The results of operations for the three and six month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet information as of March 31, 2006 was derived from the audited Fiscal 2005 Annual Report. These financial statements should read in conjunction with that report.

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

Principles of consolidation

The consolidated financial statements as of September 30, 2006, the related consolidated statements of income for the three and six months ended September 30, 2006 and 2005, and the related consolidated statements of cash flows and stockholders’ equity statements for the three and six months ended September 30, 2006 and 2005 are unaudited. All significant inter-company balances and transactions have been eliminated in the consolidation.

The following companies are consolidated for financial statement presentation:

Name of subsidiaries	September 30, 2006	Incorporation date
Qingdao St. George Dairy Co. Ltd	100%	Sep-01
Qingdao Sheng Yuan Dairy Co. Ltd	100%	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	100%	Apr-01
Bei’an Yipin Dairy Co. Ltd	100%	Jun-04
Qingdao Women and Children Nutrition Research Co. Ltd *	100%	Apr-04
Zhangjiakou Shen Yuan Co. Ltd **	100%	Mar-04

* Qingdao Women and Children Nutrition Research Co, Ltd was dissolved and disposed of in July 2006.
** Zhangjiakou completed a merger with Chaibei Sheng Yuan as of August 2005 and Zhangjiakou emerged as the surviving entity from the merger.

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

	30-Sep-06	31-Mar-06
Cash	$15,828,210	$5,676,616
Cash restricted	19,641,168	16,457,253
Total	$35,469,377	$22,133,869

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $372,186 and $417,143 as at September 30, 2006 and March 31, 2006, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property, plant and equipment are as follows:

Buildings and leasehold improvement	20 - 50 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	5 years
Motor vehicles	5 years

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

Qingdao St. George Dairy Co., Ltd, Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd qualify as a foreign investment production enterprise and were established in a special economic zone. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.

Qingdao St. George Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2008. Accordingly, the applicable enterprise income tax rate is 24% and the local tax rate is 0%, resulting in an aggregate tax rate of 24%. The subsidiary will not be subject to local income tax prior to 2003,The subsidiary’s first cumulative profit-making year was 2004.

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

Qingdao Women and Children Nutrition Research Co. Ltd was subject to 33% income tax. This entity was dissolved in July 2006.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows.

Name of subsidiaries	Period--Tax rate				Incorporation date
Qingdao St. George Dairy Co. Ltd	2004-2005	2006-2008	After2008		Sep-01
	0%	12%	24%
Qingdao Sheng Yuan Dairy Co. Ltd	all term				Jan-98
	30%
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	Before2005	2006-2007	2008-2010	After2010	Apr-01
	33%	0%	16.50%	33%
Bei’an Yipin Dairy Co. Ltd	Before2004	2005-2006	2007-2009	After2009	Jun-04
	33%	0%	16.50%	33%
Qingdao Women and Children Nutrition Research Co. Ltd *	all term				Apr-04
	33%
Zhangjiakou Shen Yuan Co. Ltd	Before2005	2006-2007	2008-2010	After2010	Mar-04
	33%	0%	16.50%	33%

* Qingdao Women and Children Nutrition Research Co, Ltd was dissolved and disposed of in July 2006.

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

The Company has put in place internal controls to track and assess product returns from distributors and retailers. Product returns are verified at the source, removed from shelf, and deducted from revenue. The Company evaluates market conditions for products or groups of products primarily through the analysis of third party sell-through and market research data, as well as internally generated information. Portions of the sales returns are estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.

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

Most of the Company’s products are shipped to the distributors upon receipt of payment directly from them, and thus assume title of the products immediately. No single customer constitutes a significant distributor to the Company by commanding more than 5% of its total sales.

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

The capitalized interest accrued up to the three months ended September 30, 2006 was $74,460 associated with construction in progress

Intangible assets

Intangible assets - Intangible assets represent computer software and applications. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably.

The net carrying amount of the intangible assets was $236,323 as at September 30, 2006 and $264,562 as at March 31, 2006, respectively

Government subsidies

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with. The Subsidies from the government were $1,702,443 and $43,157 during the three months ended September 30, 2006 and 2005, respectively.

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

September 30,2006
Balance sheet	RMB	7.91	to US	$1.00
Operating statement	RMB	7.95	to US	$1.00

September 30,2005
Balance sheet	RMB	8.11	to US	$1.00
Operating statement	RMB	8.19	to US	$1.00

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB yuan to fluctuate within a narrow band vis á vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected changes in the foreign currency translation over the reporting period and is reflected in the other comprehensive income / (loss) of $612,761 and $617,128 for the three months ended September 30, 2006 and 2005 respectively.

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

Fair value of financial instruments

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at September 30, 2006 and 2005 due to the relatively short-term nature of these instruments.

Shipping and handing

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $654,607 and $527,998 during the three months ended September 30, 2006 and 2005, respectively

Advertising costs and promotion

Advertising costs and promotion include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $11,640,792 and $6,197,680 during the three months ended September 30, 2006 and 2005, respectively.

Employees’ benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Comprehensive income/(loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The comprehensive income was $612,761 and $617,128 for the three months ended September 30, 2006 and 2005, respectively.

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

4. RECENT PRONOUNCEMENTS

FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

SAB 108
In September, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in the 4th quarter of its fiscal 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements.

FAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

FAS 158
In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R)” (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. The Company does not currently have a defined benefit pension plan but is currently evaluating the possible impact of adopting FAS 158 on its financial statements.

SEC Staff’s letter regarding accounting for stock options under APB 25
In September 2006, SEC issued a Staff letter regarding several common errors in the past practices related to the granting of stock options under APB 25. This letter provided guidance on what constitutes an error and how to correct them. The Company has not granted stock options and therefore this new pronouncement is not applicable.

5. ACCOUNT RECEIVABLES

The Company's trade receivables as at September 30, 2006 and March 13, 2006 are summarized as follows:

	30-Sep-06	31-Mar-06
Trade receivables	$8,768,498	$2,956,860
Less: Allowance for doubtful accounts	372,186	417,143
Trade receivables, net	$8,386,312	$2,539,717

6. PROPERTY, PLANT AND EQUIPMENT

	30-Sep-06	31-Mar-06
Cost:
Buildings and leasehold improvement	$7,514,556	$7,313,860
Land use rights	1,939,264	1,659,542
Plant and machinery	6,927,275	7,206,411
Office equipment and furnishings	1,635,677	988,330
Motor vehicles	1,272,980	1,210,974
	19,289,752	18,379,117

Less: Accumulated depreciation:
Buildings and leasehold improvement	1,483,741	1,264,683
Land use rights	132,012	113,585
Plant and machinery	2,533,279	2,306,131
Office equipment and furnishings	523,050	336,235
Motor vehicles	731,153	630,610
	5,403,235	4,651,244
Property, plant and equipment, net	$13,886,517	$13,727,873

Depreciation expenses relating to property, land, plant and equipment was $401,219 and $408,259 for the three months ended September 30, 2006 and 2005, respectively.

7. INVENTORIES

The Company's inventories at September 30, 2006 and March 31, 2006 are summarized as follows:

	30-Sep-06	31-Mar-06
Raw Materials	$2,098,263	$1,984,520
Work in Process	8,465,950	7,586,465
Finished Goods	1,478,302	2,131,552
Packing Materials & Other Consumables	798,310	86,896
Total	$12,840,825	$11,789,433

8. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification by name of related parties

a. Due from related parties

	30-Sep-06	31-Mar-06
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$858,292	$226,383
Sheng Zhi Da Dairy Group Corporation	808,202	(268,349)
Beijing Kelqin Dairy Co. Ltd	556,206	1,708,230
St. Angel (Beijing Business Service)	338	1,761,265
Beijing Honnete Dairy Corporation Ltd	4,208,311	4,185,149
Beijing Ao Naier Feed Stuff LLC	306,859	297,892
Beijing Ludin Xueyuan Trading Co. Ltd	30,280	691,793
Total Due from Related Companies	$6,768,488	$8,602,363

b. Due to related parties

	30-Sep-06	31-Mar-06
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$919,735	$705,602
Sheng Zhi Da Dairy Group Corporation	1,323,216	2,192,892
Beijing Kelqin Dairy Co. Ltd	91,232	63,909
Beijing Honnete Dairy Corporation Ltd	445,377	1,338,734
Total Due to Related Companies	$2,779,560	$4,301,137

B. Classification of Related Party Transactions by Nature

a. Due from related parties

	30-Sep-06	31-Mar-06

Trade receivables	$1,317,513	$2,018,344
Prepayments for goods	5,357,230	4,525,769
Other receivables	93,745	2,058,250
Total	$6,768,488	$8,602,363

b. Due to related parties

	30-Sep-06	31-Mar-06

Trade payables	$2,284,756	$4,301,137
Advance from Customers	445,377	-
Other payable	49,427	-
Total	$2,779,560	$4,301,137

9. RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three months ended September 30, 2006 and 2005:

In the three months ended September 30, 2006 and 2005, the Company’s sales to the related parties included anhydrous milk fat and non-fat dry milk to Beijing Kelgin Dairy Co., Ltd. and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market price.

Sales to related parties

	Three Months ended	Three Months ended
	September 30, 2006	September 30, 2005
St. Angel (Beijing Business Service)	$-	$375,508
Beijing Ludin Xueyuan Trading Co. Ltd	12,616	153,609
Total	$12,616	$529,117

Other income to related parties

	Three Months ended	Three Months ended
	September 30, 2006	September 30, 2005
Beijing Kelqin Dairy Co. Ltd	$49,253	$1,603,378
Sheng Zhi Da Dairy Group Corporation	-	103,894
Heilongjiang Baoquanling Shengyuan Dairy Co	923,816	1,387,668
Beijing Honnete Dairy Corporation Ltd	-	175,614
Total	$973,070	$3,270,553

In the three months ended September 30, 2006 and 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelqin Dairy Co. Ltd., Beijing Honnete Dairy Corporation Ltd; and spray-dried milk powder from Heilongjiang Bao quanling Sheng Yuan Dairy Co. Ltd.. Terms of these transactions are all done at market prices.

Purchases from related parties

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005
Beijing Kelqin Dairy Co. Ltd	$914,336	$125,157
Sheng Zhi Da Dairy Group Corporation	-	1,131,217
Heilongjiang Baoquanling Shengyuan Dairy Co	3,419,861	1,583,100
Beijing Honnete Dairy Corporation Ltd	2,183,887	490,109
Total	$6,518,084	$3,329,583

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

Intangible assets consist of the follow:

	30-Sep-06		31-Mar-06
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Computer software and applications	$450,427	$214,105	$426,430	$161,868
Total intangible assets	450,427	214,105	426,430	161,868

Amortization expenses for the three months ended September 30, 2006 and 2005 was $23,890 and $21,216 respectively

11. BANK LOANS

As at September 30, 2006 and March 31, 2006, the Company had short-term loans from banks in the amount of $25,709,831 and $13,113,534 bearing interest ranging from 5.576% to 7.488% per annum. Such loans are extendable for terms of no less than one year to June 2007. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $11.56 million and $11.56 million as of September 30, 2006 and March 31, 2006, respectively.

There are no other long term borrowings by the Company at the time of this report.

12. INCOME TAXES

The Company’s income/(loss) before income taxes was comprised of the following for the three months ended September 30,2006 and 2005,respectively

	Three months ended September 30, 2006	Three months ended September 30, 2005
United States	$(176,041)	$(52,596)
PRC	7,256,786	1,668,746
Total	$7,080,745	$1,616,150

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the three months ended September 30, 2006 and 2005, respectively, are summarized as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005
Current	$651,232	$279,433
Deferred	-	-
Total	$651,232	$279,433

13. NET INCOME/(LOSS) PER SHARE (EPS)

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

	For the three Months Ended September 30, 2006			For the six Months Ended September 30, 2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$6,479,814	50,000,713	$0.13	$15,700,295	50,000,713	$0.31
Effect of Dilutive Securities
Warrants and options	-	-	-	-	-	-
Convertible preferred stock	-	-	-	-	-	-

Diluted EPS
Income available to common stockholders + assumed conversions	$6,479,814	50,000,713	$0.13	$15,700,295	50,000,713	$0.31

14. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of September 30, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as of September 30, 2006 were as follows:
	Expiration date			Monthly payment	Mar-07	Mar-08
Office facilities in Beijing (SOHO 2903)	20-Apr-05	to	14-Dec-07	$7,239	$43,431	$61,528
Office facilities in Beijing (SOHO 2903-2905)	15-Dec-04	to	14-Dec-07	10,975	65,850	93,287
Office facilities in Beijing	1-Jan-06	to	31-Dec-07	3,950	23,700	35,550
Total rent expenses:					$132,981	$190,365

C. LEGAL PROCEEDINGS

N/A

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organizational structure

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of five companies in the People’s Republic of China, (“China” or the “PRC”), each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards. Approximately 90% of the revenue for the fiscal year ended March 31, 2006 was from pediatric nutrition products and the rest from adult and other products. In September 2005, Synutra launched a new rice cereal product line, and in March 2006 the Company launched new premium infant formula products and line extensions. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. The new premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. At the same time, Synutra also began to make and sell non-fat dry milk, anhydrous milk-fat, as well as certain ingredients of nutritional supplements.

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

Qingdao ST George Dairy Co., Ltd. is engaged in the production, packaging, shipping and distribution of all of Synutra’s products. Qingdao ST George Dairy Co., Ltd. was formed in September 2001 by Synutra Illinois. In March 2004 Synutra Illinois transferred 75% of Qingdao St George Dairy Co., Ltd ownership to Sheng Zhi Da Dairy Corporation and Synutra Illinois retained 25% of the company. In February 2005 Sheng Zhi Da Dairy Corporation transferred all of its ownership in Qingdao St. George Dairy Co., Ltd. (75%) to Synutra Illinois, resulting in a 100% ownership of Qingdao St. George Dairy Co., Ltd by Synutra Illinois. In September, 2006 Qingdao St. George Dairy Co., Ltd. incorporated into its existing operations the research and development functions of the then dissolved Qingdao Mother and Infant Nutrition Research and Development Company, Ltd.

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

Qingdao Mother and Infant Nutrition Research Company Limited is engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Qingdao Mother and Infant Nutrition Research Company Limited was formed in April 2004 by Sheng Zhi Da Dairy Corporation (80%) and Ms. Xiu Qing Meng (20%). In May 2005, Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois and Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois, resulting in a 100% ownership of Qingdao Mother and Infant Nutrition Research Company Limited by Synutra Illinois. In July 2006 Qingdao Mother and Infant Nutrition Research Company Limited was dissolved.

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

The Share Exchange Agreement was determined through arms’ length negotiations between the Company and Synutra Illinois.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales

Sales for the three months ended September 30, 2006 increased by $17,850,394 or 70.8% to $43,062,815 from $25,212,421 for the three months ended September 30, 2005.

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

The bulk of sales was generated from the Company’s mainline dairy-based pediatric and adult nutrition products, under the brand names of Super, U-Smart, U-Strong, and National Standards, which were also mostly responsible for the increases in revenue growth.

a.	The tonnage of such products sold increased by 2,126 for the three months ended September 30, 2006, resulting in a $10,588,039 increase of gross sales.

b.	The average selling price for the period ended September 30, 2006 increased by $836 per ton, resulting in an increase of $3,846,705 in gross sales.

c.	Sales growth attributable to the combined factor of volume and price increase was $1,776,900.

d.	New product launches contributed $1,638,750 in gross sales growth.

For the three months ended September 30, 2006, the Company realized and earned close to 99.26% of its total sales revenue of $43 million through its wholesale distributor networks and about 0.74% through the supermarket retailers. Of the total $25million sales earned in the 3 months period ended September 30, 2005, about 98.3% was from distributors and about 1.7% from supermarket retailers.

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

Cost of Sales

Cost of sales for the three months ended September 30, 2006 increased to $18,937,875 from $10,965,478 for the three months ended September 30, 2005. The 72.7% increase in cost of sales of $7,972,397 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 2,126 tons sold of the traditional main products resulted in $4,225,948 increase of cost. The average cost per unit increased by $356 per metric ton, resulting in $1,636,838 cost increase for the three months ended September 30, 2006. Additionally, the combined factor of production volume and reduction of unit cost resulted in $756,101 increase of cost of products sold. The launch of new products accounted for $1,353,510 in the total cost of sales for the three months ended September 30, 2006. All factors contributed to the increases in cost of sales.

Gross Profit

Gross profit was $24,124,940 or 56.02% of sales for the three months ended September 30, 2006, compared to $14,246,943 or 56.51% of sales for the three months ended September 30, 2005. It was an increase of $9,877,997 or 69.33%.

The sales of traditional main products contributed $23,365,666 or 97% of gross profits for the three months ended September 30, 2006. Such main products contributed $13,772,910 or 97% of gross profits for the three months ended September 30, 2005.

With sales increasing in the three months ended September 30, 2006 compared to 2005, the Company experienced a significant increase in gross profit. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $1,284,004 or 32.84% to $5,194,027 for the three months ended September 30, 2006, as compared to $3,910,023 for the three months ended September 30, 2005. The increase in selling and distribution expenses in the three months ended September 30, 2006 as compared to 2005 was a result of increased transportation expenses due to the increase in sales volume, in addition to increases in other components of expenses such as wages, supermarket expenses and service expenses.   The increase in total compensation to the sales force constitutes most of the increase in selling and distribution expenses. The total compensation to the sales force increased by $1,216,607 from $975,269 in the three months ended September 30, 2005 to $2,191,876 in the three months ended September 30, 2006. In the meantime shipping and handling expenses increased by $126,610 from $527,998 in the three months ended September 30, 2005 to $654,608 in the three months ended September 30, 2006; and travel expenses increased by $187,455 from $340,454 in the three months ended September 30, 2005 to $527,909 in the three months ended September 30, 2006.

Advertising and Sales Promotion

Advertising and sales promotion increased by $5,443,112or 87.82% to $11,640,792 for the three months ended September 30, 2006, as compared to $6,197,680 for the three months ended September 30, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Three months ended September 30, 2006	Three months ended September 30, 2005	change in $	change in %
Advertising	$2,363,904	$2,696,257	$(332,353)	-12.33%
Sales promotion	9,276,888	3,501,423	5,775,465	164.95%
Totals	$11,640,792	$6,197,680	$5,443,112	87.82%

General and Administrative Expenses

General and administrative expenses decreased by $741,920 or 35.92% to $1,323,470 for the three months ended September 30, 2006, as compared to $2,065,390 for the three months ended September 30, 2005. The decrease in general and administrative expenses was due to the consolation of certain business functions and development of shared services.

Income from Operations

Based on the sales increase of $17.85 million or 70.8% and the cost of sales increase of $7.97 million or 72.7% for the three months ended September 30, 2006, gross profit increased by almost $9.88 million or 69.33% compared to the three months ended September 30, 2005. In the meantime, operational expenses also increased by approximately $5.99 million from $12.17 million to $18.15 million for the three months ended September 30, 2006 and 2005. As a result, income from operations was $5,966,651 for the three months ended September 30, 2006, as compared to $2,073,850 for the three months ended September 30, 2005, an increase of $3,982,801 or 187.71%.

Finance costs

Finance costs decreased by $393,560 or 45.17% to $477,701 for the three months ended September 30, 2006, as compared to $871,261 for the three months ended September 30, 2005. The decrease in finance costs was due to reduction of borrowing size upon maturity of certain loans.

Subsidy income

Subsidy income from local governments increased by $1,659,286 to $1,702,443 for the three months ended September 30, 2006 as compared to $43,157 for the three months ended September 30, 2005. These subsidies were provided to the Company as economic incentives and no repayment by the Company is required. The Company receives such subsidy from time to time.

Other Income/(Loss)

Other income was $2,907,561 for the three months ended September 30, 2006 as compared to $5,000,471 for the same period of 2005. Other expenses were $3,078,377 for the three months ended September 30, 2006 as compared to $4,670,296 for the same three-month period of 2005. The Company generated other income in the three months ended September 30, 2006 through sale of premixes and additives, deep-discounted resale of qualified product returns (due to packaging damage and shelf space rotation), and provision of third party toll packaging and blending services. In the three months period ended September 30, 2005, other income included sale of anhydrous milk fat, non-fat dry milk, premixes and additives, and deep-discounted resale of qualified product returns, as well as third party toll packaging and blending services. Other expenses were incurred during these reporting periods to manufacture and sell the said goods and to provide the above-mentioned services. Over the same three-month periods ended September 30 of 2006 and 2005, other income decreased by $2,207,090 and other expenses decreased by $1,591,919, resulting in a net loss of $170,816 for the three months ended September 30, 2006. This was partially due to reclassification of the dairy ingredient businesses over the reporting periods, in addition to relative higher cost of disposal of qualified product returns.

	Three Months ended September 30, 2006	Three Months ended September 30, 2005
Other income	$2,907,561	$5,000,471
Other expenses	$3,078,377	$4,670,296
Other income/(loss), net	$(170,816)	$330,175

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $651,232 and $279,433 for the three months ended September 30, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the year 2006 for some of the operating subsidiaries.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the three months ended September 30, 2006 increased by $5,092,796 or 381% to $6,429,513 from $1,336,717 for the three months ended September 30, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.13 for three months ended September 30, 2006 and $0.03 for three months ended September 30, 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $9,592,133 to $35,469,377 at September 30, 2006, as compared to $25,877,244 at June 30, 2006. The increase was mainly attributable to cash flow from operations in 2006 which amounted to $5,677,799, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to $4,857,188 and new bank loans which amounted to $8,158,760. The remaining $612,761 was the effect of exchange rate changes on cash items.

Cash flow generated from operations was $5,677,799 for the three months ended September 30, 2006. Trade receivables increased by $82,907 and advances to suppliers increased by $1,391,360. Expanded scale of operations from the increase in sales revenues in the six months ended September 30, 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities.

Cash flows used in investing activities amounted to $4,857,188. During the three months, we used $4,410,716 for the construction of a new factory plant and facilities. The facilities are expected to be completed in the year ended 2006. We also spent around $433,197 for new machinery and equipment.

Working Capital

Working capital increased by $2.6million to negative $2.72million at September 30, 2006, as compared to negative $5.3 million at June 30, 2006. The increase in working capital reflects an improvement in the ratio of current assets over current liabilities to 96.33% from 91.28% over the period in discussion.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. During the fiscal year ending March 31, 2007, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We plan to use our working capital for such purposes.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Sales

Sales for the six months ended September 30, 2006 increased by $43,124,688 or 101.2% to $85,738,936 from $42,614,248 for the six months ended September 30, 2005.

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

The bulk of sales were generated from the Company’s mainline dairy-based pediatric and adult nutrition products, under the brand names of Super, U-Smart, U-Strong, and National Standards, which were also mostly responsible for the increases in revenue growth.

a.	The tonnage of such products sold increased by 4,330 tons for the six months ended September 30, 2006, resulting in $21,539,554 increase of gross sales.

b.	The average selling price for the six months ended September 30, 2006 increased by $911 per ton, resulting in an increase of $7,388,201 in gross sales.

c.	Sales growth attributable to the combined factor of volume and the price increase was $3,946,572.

d.	New product launches contributed $10,250,361 in gross sales growth.

For the six months ended September 30, 2006, the Company realized and earned close to 99.3% of its total sales revenue of $85.74 million through its wholesale distributor networks and about 0.7% through the supermarket retailers. Of the total $42.6 million sales earned in the six months ended September30, 2005, about 98.4% was from distributors and about 1.6% from supermarket retailers.

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

Cost of Sales

Cost of sales for the six months ended September 30, 2006 increased to $39,582,122 from $19,421,618 for the six months ended September 30, 2005. The 103.8% increase in cost of sales of $20,160,504 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 4,330 tons sold of the traditional main products resulted in $9,403,910 increase of cost. The average cost per unit increased by $154 per metric ton, resulting in $1,248,102 cost increase for the six months ended September 30, 2006. Additionally, the combined factor of production volume and reduction of unit cost resulted in $666,702 increase of cost of products sold. The launch of new products accounted for $8,841,790 in the total cost of sales for the six months ended September 30, 2006. All factors contributed to increases in the cost of sales.

Gross Profit

Gross profit was $46,156,813 or 53.83% of sales for the six months ended September 30, 2006, compared to $23,192,630 or 54.42% of sales for the six months ended September 30, 2005. It was an increase of $22,964,183 or 99.02%.

The sales of traditional main products contributed $44,274,210 or 95.92% of gross profits for the six months ended September 30, 2006. Such main products contributed $22,718,597 or 97.96% of gross profits for the six months ended September 30, 2005.

With sales increasing in the six months ended September 30, 2006 compared to 2005, the Company experienced an increase in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4,511,375 or 78.8% to $10,236.375 for the six months ended September 30, 2006, as compared to $5,725,000 for the six months ended September 30, 2005. The increase in selling and distribution expenses in the six months ended September 30, 2006 as compared to 2005 was a result of increased transportation expenses due to the increase in sales volume, in addition to increases in other components of expenses such as wages, supermarket expenses and service expenses.   The increase in total compensation to the sales force constitutes most of the increase in selling and distribution expenses. The total compensation to the sales force increased by $2,083,183 from $1,726,417 in the six months ended September 30, 2005 to $3,809,600 in the six months ended September 30, 2006. In the meantime shipping and handling expenses increased by $151,211 from $1,390,478 in the six months ended September 30, 2005 to $1,541,689 in the six months ended September 30, 2006; and travel expenses increased by $310,396 from $627,416 in the six months ended September 30, 2005 to $937,812 in the six months ended September 30, 2006.

Advertising and Sales Promotion

Advertising and sales promotion increased by $7,113,305 or 62.1% to $18,568,866 for the six months ended September 30, 2006, as compared to $11,455,561 for the six months ended September 30, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Six months ended September 30, 2006	Six months ended September 30, 2005	change in $	change in %
Advertising	$3,079,782	$3,388,138	$(308,356)	-9.10%
Sales promotion	15,489,084	8,067,423	7,421,661	92.00%
Totals	$18,568,866	$11,455,561	$7,113,305	62.09%

General and Administrative Expenses

General and administrative expenses decreased by $607,879 or 20.8% to $2,317,012 for the six months ended September 30, 2006, as compared to $2,924,891 for the six months ended September 30, 2005. The decrease in general and administrative expenses was due to the consolation of certain business functions and development of shared services.

Income from Operations

Based on the sales increase of $43.12 million or 101.2% and the cost of sales increase of $20.16 million or 103.8% for the six months ended September 30, 2006, gross profit increased by almost $22.96 million or 99.02% compared to the six months ended September 30, 2005. In the meantime, operational expenses also increased by approximately $11.02million for the six months. As a result, income from operations was $15,034,560 for the six months ended September 30, 2006, as compared to $3,087,178 for the six months ended September 30, 2005, an increase of $11,947,382 or 387%.

Finance costs

Finance costs decreased by $400,052 or 31.1% to $886,494 for the six months ended September 30, 2006, as compared to $1,286,547 for the six months ended September 30, 2005. The decrease in finance costs was due to reduction of borrowing size upon maturity of certain loans.

Subsidy income

Subsidy income from local governments increased by $2,442,586 to $3,089,863 for the six months ended September 30, 2006 as compared to $647,277 for the six months ended September 30, 2005. These subsidies were provided to the Company as economic incentives and no repayment by the Company is required. The Company receives such subsidy from time to time.

Other Income/(Loss)

Other income was $9,623,207 for the six months ended September 30, 2006 as compared to $5,484,824 for the same period of 2005. Other expenses were $9,886,574 for the six months ended September 30, 2006 as compared to $4,670,296 for the same six month period of 2005. The Company generated other income in the six months ended September 30, 2006 through sale of premixes and additives, deep-discounted resale of qualified product returns (due to packaging damage and shelf space rotation), and provision of third party toll packaging and blending services. In the six months period ended September 30, 2005, other income included sale of anhydrous milk fat, non-fat dry milk, sale of premixes and additives, deep-discounted resale of qualified product returns, as well as third party toll packaging and blending services. Other expenses were incurred to manufacture and sell the said goods and to provide the above-mentioned services. Over the same six-month periods ended September 30 of 2006 and 2005, other income increased by $4,138,383 and other expenses increased by $5,216,278, resulting in a net loss of $263,367 for the six months ended September 30, 2006. This was partially due to reclassification of the dairy ingredient businesses over the reporting periods, in addition to relatively higher cost of disposal of qualified product returns.

	Six Months ended September 30,2006	Six Months ended September 30,2005
Other income	$9,623,207	$5,484,824
Other expenses	$9,886,574	$4,670,296
Other income/(Loss), net	$(263,367)	$814,528

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1,445,867 and $304,999 for the six months ended September 30, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the year 2006 for some of the operating subsidiaries.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the six months ended September 30, 2006 increased by $12,589,073 or 411.28% to $15,649,994 from $3,060,921 for the six months ended September 30, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.31 for six months ended September 30, 2006 and $0.06 for six months ended September 30, 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $13,335,508 to $35,469,377 at September 30, 2006, as compared to $22,133,869 at March 31, 2006. The increase was mainly attributable to cash flow from operations in 2006 which amounted to $10,625,448, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to $5,587,031 and new bank loans which amounted to $7,644,115. The remaining $652,975 was the effect of exchange rate changes on cash items.

Cash flow generated from operations was $10,625,448 for the six months ended September 30, 2006. Trade receivables increased by $5,811,637 and advances to suppliers increased by $3,365,983. Expanded scale of operations from the increase in sales revenues in the six months ended September 30, 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities.

Cash flows used in investing activities amounted to $5,587,031. During the six months, we used $4,905,305 for the construction of a new factory plant and facilities. The facilities are expected to be completed in the year ended 2006. We also spent around $657,749 for new machinery and equipment.

Working Capital

Working capital increased by $6.59million to negative $2.72million at September 30, 2006, as compared to negative $9.3 million at March 31, 2006. The increase in working capital reflects an improvement in the ratio of current assets over current liabilities to 96.33% from 83.7% over the period in discussion.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. During the fiscal year ending March 31, 2007, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We plan to use our working capital for such purposes.

Subsequent Events

On November 6th, 2006, the Company consummated a transaction with the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia in which the Company acquired certain assets owned by them including approximately $ 253,000 in land use rights and $3,257,000 in plant and buildings. The transaction was consummated in order to establish a wholly foreign-owned company to produce milk fat and other diary-based food ingredients.

The agreement, provided that the effective date of the transaction was when the Company received 60% of the non refundable subsidy of RMB 30,000,000 (approximately $3,800,000). This occurred during the September quarter and thus the assets were recorded during that period, notwithstanding that the official ownership certificates have not yet been obtained. The non refundable subsidy was received in 2 installments and was recorded in the periods received.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosure about market risk since June 30, 2006.

As of September 30, 2006, the Company had not entered into any type of hedging or interest rate swap type transactions.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the required time periods and is communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2006 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SYNUTRA INTERNATIONAL, INC.

Date: November 10, 2006	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer

Date: November 10, 2006	By:	/s/ Jibin Zhang
Name: Jibin Zhang
Title: Chief Financial Officer