Form 10KSB/A
period 2006-03-31
Synutra International, Inc.
filed 2007-02-05
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 3)

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

2275 RESEARCH BLVD. SUITE 500
ROCKVILLE, MARYLAND 20850
301-840-3888

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS	COMMON STOCK $0.0001 Par Value

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

State issuer’s revenues for its most recent fiscal year March 31, 2006: $132.69 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 15, 2006: $435 million.

State the number of shares outstanding of each of the issuer’s classes of common equity: 50,000,713 shares as of June 15, 2006.

EXPLANATORY NOTE:

We are filing this Amendment No. 3 to the Synutra International, Inc. (“we”, or the “Company”) Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). SEC issued their comments to the Company on January 3, 2007 in connection with its review of the Company’s Annual Report on Form 10-KSB/A Amendment No. 2 for the fiscal year ended March 31, 2006 filed with SEC on November 13, 2006.

Based on comments and discussion with SEC, and after consultation with the Company’s independent registered public accounting firm, the Company amended this filing as follows to include, revise or omit information necessary to improve the disclosures:

•	The Consolidated Statement of Change in Shareholders Equity for the year ended March 31, 2006 has been restated to retroactively reflect the cancellation of shares of common stock of Vorsatech.

•
The Consolidated Statement of Income for the years ended March 31, 2006 and 2005 has been restated to reclassify certain sales (and related costs) of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services as part of revenue and cost of sales instead of other income/(expenses). Related disclosures in Note 10 and Note 18 to the Consolidated Financial Statements have been revised to explain the reclassification.

•	Disclosure has been added to Note 18 to the Consolidated Financial Statements to explain how the Company determined the value of the 2,879,500 shares issued as transaction costs.

•	Disclosures have been added to Item 6 MD&A to describe and quantify certain underlying material activities that generate income statement variances between periods.

•
Disclosure has been added to Note 7 to the Consolidated Financial Statements to elaborate upon how the Company evaluated the related parties and to provide supplemental information describing the economic substance of each of these entities.

•
Disclosures have been added to Note 3 (N) to the Consolidated Financial Statements to clearly describe the return rights of distributors and retailers. Related disclosures have been revised to resolve a confusion that had mixed the discussion of a sales expense provision together with product return policy discussions.

•
Disclosure has been revised in Note 2 to the Consolidated Financial Statements to correct an inaccurate wording which indicated that Qingdao Women and Children Nutrition Research Co., Ltd. was consolidated as of March 31, 2005.

•
Disclosure has been added to Note 1 to the Consolidated Financial Statements and the Overview sections of Item 1 Description of Business and Item 6 MD&A to clarify the voting interest in Sheng Zhi Da Dairy Group Corporation and Beijing Honnete held by Mr. Zhang and Ms. Meng as of December 31, 2003.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing of Form 10-KSB and this Form 10-KSB/A does not otherwise reflect events occurring after the original filing of Form 10-KSB or otherwise modify or update these disclosures. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	19

ITEM 7.	FINANCIAL STATEMENTS	31

PART III

ITEM 13.	EXHIBITS	32

SIGNATURES

i

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

As of December 31, 2003, Mr. Zhang and Ms. Meng held 80% and 18.8%, respectively, of Beijing Honnete Diary Co., Ltd. They also held 71.43% and 14.29%, respectively, of the voting interest in Sheng Zhi Da Dairy Group Corporation at December 31, 2003.

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

Synutra engages in constant product refinement and new product development for dairy based formulations, as well as other forms of foods and nutritional supplements. One key aspect of product refinement, for example, is prolonging product shelf-life and improvement in product sensory profile. Synutra’s research and development team has developed micro-encapsulations of various fatty acids that help to slow the fatty acid’s oxidation in the products that reduces shelf-life and gives stale tastes. In new product development, Synutra seeks to extend its new product pipeline well into the next 3 to 5 years with formulations and product concepts in dairy based formula products as well as other nutritional food products and supplements. Synutra has developed a variety of delivery systems such as orally delivered supplements in a pill format and single use packages which provide the formula in easy to use single packages that are easy to carry instead of a canister that provides multiple servings of formula and is relatively bulky.

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

Synutra has a sales network throughout 24 provinces and municipalities, covering 259 regional cities, more than 800 counties, and close to 13,000 townships. The sales group is divided into 2 sub-national regions, Southern and Northern China. The Southern China region covers in the aggregate 10 provincial sales regions, including Hubei, An’hui, Yuedong, Yuexi, Sichuan, Chongqing, Hunan, Jiangxi, Yungui and Fujian. The Northern China region covers Heiji, Liaoning, Jinji, Henan, Ludong, Luxi, Xibei, Jiangsu, Zhejiang, and Beijing. Each provincial sales region covers 8 to 20 city sales areas which act as an operation unit, while each city sales area covers 3 to 20 county sales areas which act as an operation unit. The sales team consists of a regional manager for each of the Northern and Southern China sales regions, plus an additional 20 provincial and 200 city managers throughout China. In addition, Synutra hires for each city sales manager approximately 25 temporary consultants who are located at retail stores throughout China. Synutra hires and trains these consultants to work at specific stores for a limited period of time to provide specific information about its products directly to the consumers. Synutra uses a “portfolio” sales approach so that all sales personnel have the ability to sell Synutra’s entire product line. As of March 2006, Synutra retain a total sales force of approximately to 1,400 employees with a layered management structure, along with about 7,000 commissioned field nutrition consultants or retail site promoters.

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

The Chinese Legal System

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

The Company’s Certificate of Incorporation contains certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval, the Company can issue up to 20,000,000 shares of preferred stock with rights and preferences determined by the Company’s Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

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

The market price of the Company’s stock may be adversely affected by market volatility.

The market price of the Company’s common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of technological innovations by the Company or its competitors;

•	announcements of new products or new contracts by the Company or its competitors;

•	actual or anticipated variations in its operating results due to the level of expenses and other factors;

•	changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

•	conditions and trends in the baby food and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this 10-KSB/A.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB/A.

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

		Fiscal Quarters Ended (as Restated)
		Fiscal Year 2006					Fiscal Year 2005
(in thousands of US dollars except per share data)	05-Jun	05-Sep	05-Dec	06-Mar		04-Jun	04-Sep	04-Dec	05-Mar

Revenue	$21,164	$30,171	$43,805	$37,551		$11,176	$15,071	$18,512	$18,693
Gross Profit	9,508	14,548	15,875	17,338		4,337	6,299	8,077	9,567
Operating expenses	(7,932)	(12,174)	(11,531)	(12,095)		(6,042)	(6,475)	(4,510)	(6,254)
Income(loss) from operations	1,576	2,374	4,344	5,242		(1,706)	(176)	3,567	3,314
Finance costs	(415)	(871)	(299)	(396)		(256)	(304)	(380)	(228)
Subsidy	604	43	66	21				271
Interest income	64	40	2	131		24	23	22	75
Other income/ (expenses)	(79)	30	(126)	130		(102)	(61)	(70)	(58)
Pre-tax income(loss)	1,750	1,615	3,986	5,129		(2,040)	(518)	3,410	3,103
Income tax benefit	(26)	(279)	(209)	(932)		(15)	(23)	(19)	(31)
Net income (loss) before minority interest	1,724	1,336	3,777	4,197		(2,055)	(540)	3,391	3,070
Minority interest	-	-	-	-		1,339	(1,018)	(2,564)	1,499
net income (loss)	$1,724	$1,336	$3,778	$4,197		$(716)	$(1,560)	$827	$4,571
Net income per share, diluted	$0.04	$0.03	$0.08	$0.08	$$	(0.02)	$($0.03)	$0.02	$0.10

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

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Sodiaal Industrial Co. Ltd (55%) and Beijing Honnete Dairy Co., Ltd., (45%) an affiliate of Mr. Liang Zhang, the Company’s Chief Executive Officer. In December 2003, Sodiaal Industrial Co. Ltd transferred 15% of its ownership to Beijing Honnete Dairy Co., Ltd, and transferred 40% of its ownership to Synutra Illinois, In February 2004, Beijing Honnete Dairy Co., Ltd., transferred 60% of his ownership to Sheng Zhi Da Dairy Corporation ,In February 2005,Sheng Zhi Da Dairy Corporation transferred 60%of its ownership to Synutra Illinois, resulting in a 100% of ownership of Qingdao Sheng Yuan Dairy Co., Ltd. by Synutra Illinois.

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

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Zhangjiakou Sheng Yuan Dairy Co., Ltd. was formed in March 2004 by Sheng Zhi Da Dairy Corporation (40%) and Synutra Illinois (60%). In March 2005, Sheng Zhi Da Dairy Corporation transferred 40% of its ownership to Synutra Illinois, resulting in Synutra Illinois owing 100% of Zhangjiakou.

As of December 31, 2003, Mr. Zhang and Ms. Meng held 80% and 18.8%, respectively, of Beijing Honnete Diary Co., Ltd. They also held 71.43% and 14.29%, respectively, of the voting interest in Sheng Zhi Da Dairy Group Corporation at December 31, 2003.

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

REVENUE RECOGNITION

The Company recognizes revenue from product sales when goods are shipped or delivered and rewards and risk of ownership and title pass to the customer. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts, certain sales incentives, trade promotions, and product returns. Revenue dilution is accounted for as reductions in sales in the same period the related sales are recorded.

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

The Company provides its distributors and retailers the right to return products due to package damage and shelf-life expiration. The majority of the Company’s products carry shelf lives of 18 to 24 months and the majority of products are sold during the shelf lives. Product returns due to damage and expiration, if any, are charged against current sales revenues. The arrangement meets the revenue recognition criteria under FASB Statement of Financial Accounting Standards No.48 “Revenue Recognition When Right of Return Exists.”

For new product offerings, the Company grants its distributors and retailers the same rights to return products due to package damage and shelf-life expiration as existing product offerings. These returns are deducted from revenue for the reporting period the return occurs. The Company monitors over time each product line, including new product offerings, to track the pattern of sales returns and considers if sales return reserves are necessary.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Sales

Sales for the year ended March 31, 2006 increased by $69,239,976 or 109.12% to $132,691,502 from $63,451,526 for the year ended March 31, 2005. Increase in volume of products sold was due in part to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales system. Such change enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the medium sized city markets and rural markets of China by aligning bonuses with sales performance.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, mostly contributed to the increasing trend of revenue. The total revenue also included sales generated from processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services, which amounted to $29,504,855 and $7,491,656 for the years ended March 31, 2006 and 2005 respectively.

a.
The tons sold of traditional main products increased to 19,240 tons in the year ended March 31, 2006 from 12,903 tons in the year ended March 31, 2005, resulting in an increase of $27,484,348 in gross sales

b.
Higher average selling price also contributed to the increase of gross sales. For the year ended March 31, 2006, the average selling price of the Company’s traditional main products increased from $4,337 to $4,956 per ton, resulting in an increase of $7,985,598 in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $3,922,078.

d.	New product launched contributed $7,834,753 in gross sales growth.

e.
Revenue generated from processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services was $29,505,855 and $7,491,656 for the years ended March 31 of 2006 and 2005 respectively, which contributed $22,014,199 to the increase in the gross sales.

In the fiscal year ended March 31, 2006, the Company realized and earned close to 98.8% of its sales revenue of the $103 million of traditional main products through its wholesale distributor networks and about 1.2% through the supermarket retailers. Of the total $56 million of main products sales earned in the 12 months period ended March 31, 2005, about 98.7% was from distributors and about 1.3% from supermarket retailers.

Majority of the Company’s products carry shelf lives of 18 to 24 months. Damaged and unsold products with expired shelf life are returned and deducted from sales revenue. In the year ended March 31, 2006 product returns were estimated at approximately $1.4 million, compared with an estimated $2.24 million in the previous year. These amounts were deducted from revenue of the reporting period. The decrease in product returns over the reporting periods reflects in part improvements in product package, in addition to overall product quality control.

Qualified discounts are accrued to larger distributors with a growth-based incentive mechanism in the corresponding periods during which the sales growth materialized. The cost of this policy is treated as discount and is charged against sales revenue of the corresponding period. In the year ended March 31, 2006, growth based distributor incentive amounted to approximately $1.62 million, compared to about $0.88 million the year ended March 31, 2005.

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

Cost of Sales

Cost of sales for the year ended March 31, 2006 increased to $75,422,827 from $35,171,262 for the year ended March 31, 2005. The 114.4%% increase in cost of sales of $40,251,565 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 6,337 tons sold of the traditional main products resulted in $13,737,164 increase of cost. The average cost per unit decreased by $104 per metric ton, resulting in $1,336,349 cost reduction for the year ended March 31, 2006. Additionally, the combined factor of production volume and reduction of unit cost led to $656,340 decline of cost of products sold. The launch of new products accounted for $6,827,584 in the total cost of sales for the year ended March 31, 2006. The total cost of sales also included costs associated with processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services.

The $104 average cost per unit decrease for main products was principally due to the Company’s continuous effort in improving the formula mix in addition to achieving economies of scale. The production volume of the Company’s mainline products increased by approximately 8,000 tons or more than 50% during the fiscal year ended March 31, 2006 from the previous fiscal year, which contributed to a reduction in processing cost per ton of products produced.

Gross Profit

Gross profit was $57,268,675 or 43.2% of sales for the year ended March 31, 2006, compared to $28,280,264 or 44.6% of sales for the year ended March 31, 2005. It was an increase of $28,988,411 or 102.5% in gross profit.

The sales of traditional main products contributed $55,637,682 or 97.2% of gross profits for the year ended March 31, 2006. Such main products sales contributed $27,990,135 or 99% gross profits for the year ended March 31, 2005.

In the year ended March 31, 2006, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4,224,746 or 37.5% to $15,494,007 for the year ended March 31, 2006, as compared to $11,269,262 for the year ended March 31, 2005. The increase in selling and distribution expenses in 2006 as compared to 2005 was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.  The total compensation to the sales force increased by $2,904,932 from $1,623,507 in the year ended March 31, 2005 to $4,528,439 in the year ended March 31, 2006. In the meantime shipping and handling expenses increased by $845,484 from $1,964,855 in the year ended March 31, 2005 to $2,810,339 in the year ended March 31, 2006; and travel expenses increased by $644,934 from $732,278 in the year ended March 31, 2005 to $1,377,213 in the year ended March 31, 2006. Sales force compensation increased due to the hiring of additional sales personnel in response to expanding business and greater market penetration. During the fiscal year ended March 31, 2006, the Company increased its marketing effort in rural areas with more than 800 sales personnel added reaching into 1,000 additional townships throughout China.

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

General and Administrative Expenses

General and administrative expenses increased by $2,862,789 or 101.0% to $5,697,969 for the year ended March 31, 2006, as compared to $2,835,180 for the year ended March 31, 2005. The major increases in general and administrative expenses were for staff salaries and management expenses which accounted for about $1.1 million of the total increase. The Company incurred an additional $1.1 million incremental legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating a public company.

Income from Operations

Based on the sales increase of $69.2 million or 109.1% and the cost of sales increase of $40.2 million or 114.4% for the year ended March 31, 2006, gross profit was up by almost $29 million or 102.5% compared to March 2005. In the meantime, operational expenses also increased by approximately $20 million for the year. As a result, income from operations was $13,536,227 for the year ended March 31, 2006, as compared to $4,999,083 for the year ended March 31, 2005, an increase of $8,537,144 or 170.8%

Finance costs

Finance costs increased by $812,933 or 69.6% to $1,981,565 for the year ended March 31, 2006, as compared to $1,168,632 for the year ended March 31, 2005. The increase is mainly a result of recording of share-based payment to financial consultants in a transaction fee of $567,000 and interest charged for various bank loans. In addition to increases in notes payable, short-term loan interest rate also went up during the reporting period.

Subsidy income

Subsidy income from local governments increased by $463,256 to $734,035 for the year ended March 31, 2006 as compared to $270,779 for the year ended March 31, 2005. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

Other Expenses

Other net expenses were $44,602 for the year ended March 31, 2006, and the amount was $290,988 for the year ended March 31, 2005. The Company incurred these net expenses mainly as a result of sales and disposal of certain assets or fixed assets.

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
_______________
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

ITEM 7. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report	F-2

Consolidated Balance Sheets as of March 31, 2006 and 2005	F-3 - F-4

Consolidated Statements of Income for the years ended March 31, 2006 and 2005 (restated)	F-5

Consolidated Statements of Changes in Equity for the years ended March 31, 2006 and 2005 (restated)	F-6

Consolidated Statement of Cash Flows for the years ended March 31, 2006 and 2005	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-29

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

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
May 5, 2006
(Except for Note 18 as to which the date is January 31, 2007.)

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005

ASSETS	March 31, 2006	March 31, 2005
Current Assets
Cash and cash equivalents	$22,133,869	$16,085,403
Short term investment - at market	42,557	45,237
Notes receivables		27,790
Trade receivables, net of provisions	2,539,717	1,968,235
Inventories, net of provisions	11,789,433	6,757,021
Advances to suppliers	354,052	721,623
Other receivables, net of provisions	2,229,869	1,745,985
Due from related parties	8,602,363	8,082,451
Including Trade receivables	2,018,344	357,204
Other receivables	2,058,250	2,173,191
Prepayment	4,525,769	5,552,056
Deferred expenses	125,931	383,869

Total current assets	47,817,791	35,817,613

Property, plant and equipment, net	13,727,873	13,887,012

Other Assets
Intangible assets	264,562	334,392
Construction in progress	21,198,431	14,152,518

TOTAL ASSETS	$83,008,658	$64,191,535

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2006 AND 2005
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2006	March 31, 2005
Current Liabilities
Bank loans	$13,133,534	$12,299,885
Notes payable	19,112,823	19,821,180
Trade payables	12,579,942	4,966,997
Advance from customers	932,843	540,843
Other payables	4,569,873	4,400,128
Accrued expenses	498,786	293,640
Tax payables	1,996,789	605,915
Due to related parties	4,301,137	8,808,905
Including Trade payables	4,301,137	6,452,836
Notes payables	-	2,356,068
Total current liabilities	$57,125,726	$51,737,493

Long term liabilities	4,932,182	4,832,961

Total liabilities	$62,057,909	$56,570,454

Minority interest	-	(576)

Shareholders' equity
Share capital	5,000	4,600
Additional paid-in capital	8,226,033	7,205,809
Reserves	45,804	45,804
Retained profits	11,618,515	583,603
Accumulated comprehensive income/(loss)	1,055,397	(218,158)
Total shareholders' equity	$20,950,749	$7,621,657

TOTAL LIABILITIES AND SHAREHOLDERS'	$83,008,658	$64,191,535

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
	Restated, see Note 18	Restated, see Note 18
Sales	$132,691,502	$63,451,526
Including sales to related parties	20,983,249	4,820,854
Cost of sales	75,422,827	35,171,262
Including cost of sales to related parties	19,771,007	4,499,888
Gross profit	57,268,675	28,280,264
Selling & distribution expenses	15,494,007	11,269,262
Advertising and promotion	22,540,472	9,176,739
General & administrative expenses	5,697,969	2,835,180
Income from operations	13,536,227	4,999,083
Finance costs	(1,981,565)	(1,168,632)
Subsidy	734,035	270,779
Interest income	237,070	144,458
Other income/(expenses)	(44,602)	(290,988)
Income before tax	12,481,165	3,954,700
Corporation income tax - current	1,445,677	88,355
Net income before minority interests	11,035,488	3,866,345
Minority interests	(576)	(744,377)
Net income attributable to shareholders	11,034,912	3,121,968
Comprehensive income/(loss)	1,273,555	(109,805)
Comprehensive income	12,308,468	3,012,163

Earning per share
Basic and diluted	$0.23	$0.07
Weighted average common share outstanding
Basic and diluted	48,833,838	46,000,000

The accompanying notes are an integral part of the consolidated financial statement.
_____________
(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (Restated)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

						Accumulated
	Common Stock	Share	Additional		Retained	comprehensive
	Outstanding	capital	paid-in capital	Reserves	profits	income(loss)	Total

Balance at April 1, 2004	46,000,000	$4,600	$7,001,139	$29,149	$(2,521,710)	$(108,353)	$4,404,825

Capital contribution during the year			204,670				204,670

Net income for the year		-	-	-	3,121,968	-	3,121,968

Transfer to reserves				16,655	(16,655)	-	-

Other comprehensive income/(loss)			-	-	-	(109,805)	(109,805)

Balance at March 31, 2005	46,000,000	4,600	7,205,809	45,804	583,603	(218,158)	7,621,657

Acquisition of Vorsatech (Restated, see Note 18)	1,121,213	112.12	(17,473)				(17,361)

Capital stock issued to Financial consultant and finders	2,879,500	288	566,712				567,000

Capital contribution during the year			470,985				470,985

Excess in capital contribution		-	-	-	-	-	-

Net income for the year		-	-	-	11,034,912	-	11,034,912

Other comprehensive income/(loss)		-	-	-	-	1,273,555	1,273,555

Balance at March 31, 2006	50,000,713	$5,000	$8,226,033	$45,804	$11,618,515	$1,055,397	$20,950,749

_____________
(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:
Net income	$11,034,912	$3,121,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	914,456	1,320,410
Bad Debt Expenses	214,742	98,123
Gain on short term investment	2,680	26,315
Minority interest	576	744,376
Financial consultants and finders fee	567,000

Changes in operating assets and liabilities:
Bills receivable	27,790	172,993
Trade receivable, net	(786,224)	(759,617)
Inventories	(5,032,412)	(327,256)
Advances to suppliers	367,572	86,514
Other receivable, net	(483,884)	10,916,178
Deferred expenses	257,939	(58,492)
Due from related parties	(519,911)	(5,592,687)
Due to related parties	(4,507,769)	(817,332)
Bills payable	(708,358)	7,738,778
Trade payable	7,612,945	417,910
Advances from customers	392,000	(320,458)
Other payable & accrued expenses	357,531	(2,566,741)
Tax payable	1,390,874	91,328

Net Cash Provided by Operating Activities	11,102,458	14,292,311

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(669,447)	(1,379,998)
Cash used for construction in progress	(7,045,914)	(13,224,460)
Purchases of intangible assets	(16,042)	(334,392)

Net Cash Used in Investing Activities	(7,731,403)	(14,938,852)

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
Cash Flows from Financing Activities:
Inception of bank loans, net	932,870	6,524,497
Repayment of bank loans, net	-	(3,624,721)
(Excess of)/ capital contribution	470,985	204,670

Net Cash Provided by Financing Activities	1,403,855	3,104,446

Net Change in Cash and Cash Equivalents	4,774,911	2,457,905

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,273,555	(109,805)

Cash and cash equivalents, beginning of period	16,085,403	13,737,303

Cash and cash equivalents, end of period	$22,133,869	$16,085,403

Supplementary Cash Flows Disclosures
Interest paid	$1,981,565	$1,168,632

Income taxes paid	$1,026,266	$95,451

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

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

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

As of December 31, 2003, Mr. Zhang and Ms. Meng held 80% and 18.8%, respectively, of Beijing Honnete Diary Co., Ltd. They also held 71.43% and 14.29%, respectively, of the voting interest in Sheng Zhi Da Dairy Group Corporation at December 31, 2003.

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

Qingdao Women and Children Nutrition Research Co., Ltd. was consolidated after May 1, 2005 when the Company acquired 100% of ownership and voting rights in the entity.

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

N. REVENUE RECOGNITION

The Company recognizes revenue from product sales when goods are shipped or delivered and rewards and risk of ownership and title pass to the customer. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts, certain sales incentives, trade promotions, and product returns. Revenue dilution is accounted for as reductions in sales in the same period the related sales are recorded.

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

The Company provides its distributors and retailers the right to return products due to package damage and shelf-life expiration. The majority of the Company’s products carry shelf lives of 18 to 24 months and majority of products are sold during the shelf lives. Product returns due to damage and expiration, if any, are charged against current sales revenues. The arrangement meets the revenue recognition criteria under Statement of Financial Accounting Standards No.48 “Revenue Recognition When Right of Return Exists.

For new product offerings, the Company grants its distributors and retailers the same rights to return products due to package damage and shelf-life expiration as existing product offerings. These returns are deducted from revenue for the reporting period. The Company monitors over time each product line, including new product offerings, to track the pattern of sales returns and considers if sales return reserves are necessary.

On top of standard distributor pricing arrangements, the Company provides its larger distributors with a growth-based incentive mechanism that ties incremental discounts to the levels of incremental sales growth attained in the corresponding periods the return occurs. Qualified discounts are accrued in the corresponding periods during which the sales growth materialized. The cost of this policy is treated as discount and is charged against sales revenue of the corresponding period.

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

These entities are considered related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder. These related parties act only as the Company’s suppliers or distributors and there are no other relationships wherein the Company has the ability to exercise significant influence over the operating and financial policies of these parties. The economic substance of each entity apart from its relationship with the Company and the controlling beneficial shareholder is discussed in the table below.

Related Party	Economic Substance
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd	Engages in spray-drying milk powder products that are shipped in 25kg bags to commercial customers.

Sheng Zhi Da Dairy Group Corporation	Engaged in buying and selling packaging materials, and vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd	Produces and distributes retail-packaged yogurt products in Beijing.

St. Angel (Beijing Business Service)	Publishes catalogues and engages in direct marketing and sales of consumer products featured in catalogues.

Beijing Honnete Dairy Corporation Ltd	Engages in importing and distributing whey protein products to commercial customers.

Beijing Ao Naier Feed Stuff LLC	Engages in buying and selling whey protein and other protein substitutes.

Beijing Ludin Xueyuan Trading Co. Ltd	Operates retail shelf spaces in supermarkets in Beijing.

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

Amortization expenses for year ended March 31,2006 and 2005 was$87,308and $56,414 respectively. Estimated amortization expense for each of the five succeeding years is as follow:

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

10. OTHER EXPENSES

Other net expenses were $44,602 for the year ended March 31, 2006, and the amount was $290,988 for the year ended March 31, 2005. The Company incurred these net expenses mainly as a result of sales and disposal of certain assets or fixed assets.

As previously reported for the fiscal year ended March 31, 2006, other income/expenses included sales and cost of sales from processing or packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services. During this reporting period, the Company’s business license defined its central operations to include dairy-based nutritional products for infant and children. Processing or packaging nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services at the time were considered new and development stage projects and were therefore classified as non-core operations. The Company’s business license was subsequently updated to include these operations, and the management now considers these business activities as mature and contributing to its revenue stream. Therefore, the Company has revised the presentation of these sales (and related costs) for them to be included in revenue (and cost of sales).

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

18. RESTATEMENT

Consolidated Statements of Change in Shareholders Equity

The financial statements for the year ended March 31, 2006 have been restated to give effect to the fair value of the 2,879,500 shares of common stocks issued to consultants for the services related to the recapitalization transaction of the company going public. In accordance of paragraphs 8 through 10 of SFAS 123 and SFAS 123R, the Company determined the fair value of the 2,879,500 shares issued at $567,000 by multiplying the net assets of Synutra, Inc. as of June 30, 2005 (data of the closest end of month) by the nominal percentage of the shares issued to the consultants.

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

Since 1,517,500 shares of Common Stock were cancelled by Vorsatech at the time of the recapitalization pursuant to the Share Exchange Agreement, the actual merger transaction between Vorsatech and the Company should have been recorded with a consideration of 1,121,213 shares (2,638,713 - 1,517,500). There was also an adjustment of $152 to the transaction value that is deemed immaterial. The Statements of Change in Shareholders Equity has been revised to restate the transaction value net of the cancellation of the shares as follows:

		Common Stock Outstanding	Share Capital	Additional Paid-in Capital

As Previously Reported	Acquisition of Vorsatech	2,638,713	$264	$(17,625)

	Capital Stock cancelled	(1,517,500)	$(152)	$152

Restated	Acquisition of Vorsatech	1,121,213	$112	$(17,473)

Consolidated Statements of Income

As a result of reclassification (see Note 10 to the Consolidated Financial Statements) of the sales and cost of sales of certain processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services from Other income/(expenses), the following items in the Consolidated Income Statement have been restated as below:

	Year ended March 31, 2006		Year ended March 31, 2005
	Previously Reported	Restated	Previously Reported	Restated

Sales	$103,186,647	132,691,502	$55,959,870	63,451,526
Including sales to related parties	2,828,749	20,983,249	593,948	4,820,854
Cost of sales	46,541,796	75,422,827	27,969,736	35,171,262
Including cost of sales to related parties	1,719,551	19,771,007	296,974	4,499,888
Gross profit	56,644,852	57,268,675	27,990,135	28,280,264
Income from operations	12,912,404	13,536,227	4,708,954	4,999,083
Other income/(expenses)	579,221	(44,602)	(859)	(290,988)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of January, 2007.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman