Form 10-Q/A
period 2006-06-30
Synutra International, Inc.
filed 2007-02-13
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

2275 Research Blvd., Suite 500
Rockville, Maryland 20850

(301) 840-3888

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

EXPLANATORY NOTE:

We have filed Amendment No. 1 to the Synutra International, Inc. (“we”, or the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 with the Securities and Exchange Commission (“SEC”) on September 29, 2006. Upon management’s further review, we are filing Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 to further revise information necessary to improve the disclosures as follows:

•
The Consolidated Statements of Income for the three months ended June 30, 2006 and 2005 have been restated to reclassify certain sales and related costs of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services as part of revenue and cost of sales instead of other income (expense). Disclosures in Item 2 MD&A have been accordingly updated to reflect such reclassification.

•
The Company has decided to present the Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2006 as required by the SEC, and waived to present the Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2005. There has been no change in the Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2006.

•
Disclosures have been added to Note 2 to the Consolidated Financial Statements to clearly describe the return rights of distributors and retailers. Related disclosures have been revised to resolve a confusion that had mixed the discussion of a sales expense provision together with product return policy discussions.

•	Disclosures have been added to Note 8 to the Consolidated Financial Statements to elaborate upon how the Company evaluated the related parties.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filings of our Form 10-Q filed with SEC on August 7, 2006 and Form 10-Q/A Amendment No. 1 filed with SEC on September 29, 2006 (collectively, the “Original Filings”). This Form 10-Q/A does not otherwise reflect events occurring after the Original Filings or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the Original Filings.

SYNUTRA INTERNATIONAL, INC.
FORM 10-Q/A
For the Quarter Ended June 30, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2006 (restated, unaudited) and March 31, 2006 (restated, audited)	3 -4

Consolidated Statements of Income for the three months ended June 30, 2006 and 2005 (restated, unaudited)	5

Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2006 (restated, unaudited)	6

Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005 (restated, unaudited)	7-8

Notes to the Consolidated Financial Statements	9-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

PART II. OTHER INFORMATION

Item 6. Exhibits	29

Signatures	30

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
ASSETS	(restated, unaudited)	(restated, audited)
Current Assets
Cash and cash equivalents	$25,877,244	$22,133,869
Short term investment - at market	42,671	42,557
Notes receivables	148,955	—
Trade receivables, net of provisions	8,287,013	2,539,717
Inventories net of provisions	8,464,441	11,789,433
Advances to suppliers	2,328,675	354,052
Other receivables, net of provisions	2,993,559	2,229,869
Due from related parties	7,383,290	8,602,363

Including: Trade receivables	35,910	2,018,344
Other receivables	1,562,275	2,058,250
Prepayment	5,785,105	4,525,769

Deferred expenses	79,667	125,931
Total current assets	55,605,515	47,817,791
Property, plant and equipment, net	13,601,653	13,727,873
Other Assets
Intangible assets, net	246,937	264,562
Construction in progress	21,693,020	21,198,431
TOTAL ASSETS	$91,147,125	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
LIABILITIES & SHAREHOLDERS' EQUITY	(restated, unaudited)	(restated, audited)
Current Liabilities
Bank loans	$17,551,071	$13,133,534
Notes payable	23,200,260	19,112,823
Trade payables	9,312,636	12,579,942
Advance from customers	756,034	932,843
Other payables	5,395,525	4,569,873
Accrued expenses	605,794	498,786
Tax payables	1,910,042	1,996,789
Due to related parties	2,204,319	4,301,137

Including: Trade payables	2,204,319	4,301,137

Total current liabilities	$60,935,681	$57,125,726
Long term debt	—	4,932,182
Total liabilities	$60,935,681	$62,057,909
Minority interest	—	—

Shareholders' equity
Preferred Stock ($0.0001 par value; 20,000,000 authorized; 0 issued and outstanding)	—	—
Common Stock (0.0001 par value; 250,000, 000 authorized; 50,000,713 issued and outstanding)	5,000	5,000
Additional paid-in capital	8,226,033	8,226,033
Reserves	45,804	45,804
Retained earnings	20,838,996	11,618,515
Accumulated other comprehensive income	1,095,611	1,055,397
Total shareholders' equity	$30,211,444	$20,950,749
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$91,147,125	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended June 30
	2006	2005
	(as restated, see Note 15, unaudited)	(as restated, see Note 15, unaudited)

Sales	$49,336,638	$21,164,189

Including sales to related parties	5,420,228	1,861,767

Cost of sales	27,422,672	11,655,407

Including cost of sales to related parties	5,516,179	1,583,125

Gross profit	21,913,966	9,508,782
Selling & distribution expenses	5,042,348	1,814,977
Advertising and promotion expenses	6,928,074	5,257,881
General & administrative expenses	993,542	859,501
Income from operations	8,950,002	1,576,423
Finance costs	(408,794)	(415,286)
Subsidy income	1,387,420	604,120
Interest income	61,132	63,830
Other income/(expenses)	25,356	(78,741)
Income before tax	10,015,116	1,750,346
Corporation income tax - current	794,635	25,566
Net income before minority interests	9,220,481	1,724,780
Minority interests	—	(576)
Net income attributable to shareholders	9,220,481	1,724,204
Other comprehensive income/-foreign currency translation	40,214	26,877
Comprehensive income	9,260,695	1,751,081

Earning per share
Basic and diluted	$0.18	$0.04
Weighted average common shares outstanding
Basic and diluted	50,000,713	46,000,000

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(restated, unaudited)

	Common		Additional			Accumulated	Total
	Stock	Share	paid-in		Retained	comprehensive	Shareholders’
	outstanding	capital	capital	Reserves	earnings	income	Equity
Balance at March 31, 2006	50,000,713	5,000	8,226,033	45,804	11,618,515	1,055,397	20,950,749
Net income for the quarter	—	—	—	—	9,220,481	—	9,220,481
Other comprehensive income	—	—	—	—	—	40,214	40,214
Balance at June 30, 2006	50,000,713	$5,000	$8,226,033	$45,804	$20,838,996	$1,095,611	$30,211,444

_____________
(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended June 30
	2006	2005
	(restated, unaudited)	(restated, unaudited)
Cash Flows from Operating Activities:
Net income	$9,220,481	$1,724,204
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	371,436	358,370
Bad debt expenses(Income)	(18,566)	-
Gain on short term investment	(114)	(3,891)
Minority interest	—	576

Changes in operating assets and liabilities:
Notes receivable	(148,955)	(4,470)
Trade receivable	(5,728,730)	(13,649)
Inventories	3,324,992	311,389
Advances to suppliers	(1,974,624)	83,834
Other receivable, net	(763,690)	(561,641)
Deferred expenses	46,265	(2,436,600)
Due from related parties	1,219,073	2,767,135
Due to related parties	(2,096,817)	(1,452,258)
Notes payable	4,087,438	1,329,064
Trade payable	(3,267,307)	436,083
Advances from customers	(176,809)	855,871
Other payable & accrued expenses	932,661	32,061
Tax payable	(86,747)	-
Cash Provided by Operating Activities	4,939,986	3,426,079

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(224,551)	(1,066,068)
Cash used for construction in progress	(494,589)	(1,208,507)
Purchases of intangible assets	(3,039)	(302)

Cash Used in Investing Activities	(722,179)	(2,274,877)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	Three Months ended June 30
	2006	2005
	(unaudited)	(unaudited)
Cash Flows from Financing Activities:
Inception of bank loans, net		1,208,240
Repayment of bank loans, net	(514,646)
capital contribution	—	470,985
Cash Provided By (Used In) Financing Activities	(514,646)	1,679,225

Net Change in Cash and Cash Equivalents	3,703,161	2,830,427

Effect of Exchange Rate Changes on Cash and Cash Equivalents	40,214	26,877

Cash and cash equivalents, beginning of period	22,133,869	16,085,403
Cash and cash equivalents, end of period	$25,877,244	$18,942,707

Supplementary Cash Flows Disclosures
Interest paid	$344,945	$360,243

Income taxes paid	$795,699	$7,793

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

Qingdao St. George Dairy Co., Ltd , Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd qualify as a foreign investment production enterprise and were established in a special economic zone. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.

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

The Company provides its distributors and retailers the right to return products due to package damage and shelf-life expiration. The majority of the Company’s products carry shelf lives of 18 to 24 months and most of them are sold during the shelf lives. Product returns due to damage and expiration, if any, are charged against current sales revenues. The arrangement meets the revenue recognition criteria under FASB Statement of Financial Accounting Standards No.48 “Revenue Recognition When Right of Return Exists

For new product offerings, the Company grants its distributors and retailers the same rights to return products due to package damage and shelf-life expiration, and these returns are deducted from revenue for the reporting period. The Company monitors over time each product line, including new product offerings, to track the pattern of sales returns and considers if sales return reserves are necessary.
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

A. Classification by name of related parties

a. Due from related parties

	June 30, 2006	June 30, 2005	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$514,450	$78,946	$226,383
Sheng Zhi Da Dairy Group Corporation	629,693	2,924,653	(268,349)
Beijing Kelqin Dairy Co. Ltd	399,495	625,286	1,708,230
St. Angel (Beijing Business Service)	35,910	1,146,200	1,761,265
Beijing Honnete Dairy Corporation Ltd	5,481,582	308,766	4,185,149
Beijing Ao Naier Feed Stuff LLC	303,524	231,466	297,892
Beijing Ludin Xueyuan Trading Co. Ltd	18,636	—	691,793
Total Due from Related Companies	$7,383,290	$5,315,317	$8,602,363

b. Due to related parties

	June 30, 2006	June 30, 2005	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$1,200,241	$1,673,937	$705,602
Sheng Zhi Da Dairy Group Corporation	798,162	5,682,709	2,192,892
Beijing Kelqin Dairy Co. Ltd	205,916	-	63,909
Beijing Honnete Dairy Corporation Lrd	-	-	1,338,734
Total Due to Related Companies	$2,204,319	$7,356,646	$4,301,137

B. Classification of Related Party Transactions by Nature

a. Due from related parties

	June 30,2006	June 30,2005	March 31, 2006

Trade receivables	$35,910	$552,627	$2,018,344
Prepayments for goods	5,785,105	1,765,543	4,525,769
Other receivables(other income)	1,562,275	2,924,653	2,058,250
Notes receivables	-	72,494	-
Total	$7,383,290	$5,315,317	$8,602,363

b. Due to related parties

	June 30,2006	June 30,2005	March 31, 2006

Trade payables	$2,204,319	$7,356,087	$4,301,137
Other payables	-	559	-
Total	$2,204,319	$7,356,646	$4,301,137

Above-mentioned entities are considered related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder. These related parties act only as the Company’s suppliers or distributors and there are no other relationships wherein the Company has the ability to exercise significant influence over the operating and financial policies of these parties.

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

C. LEGAL PROCEEDINGS

N/A

15. RESTATEMENT

As noted in the Company’s Form 10-Q/A Amendment No. 1 for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission (“SEC”) on September 29, 2006, the financial statements for the period ended June 30, 2006 have been restated to give effect to the fair value of the 2,879,500 shares of common stocks issued to consultants for the services related to the recapitalization transaction of the company going public. The financial statement for the periods ended June 30, 2006 and 2005 have also been restated to reflect the historical shares of common stock of Vorsatech that were issued and the related earnings per share for the period prior to the merger. The effects on current liabilities, additional paid in capital, retained earnings, earnings per share, and weighted average common shares outstanding are summarized as follows:

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

Subsequent to the filing of its Form 10-Q/A Amendment No. 1 for the fiscal quarter ended June 30, 2006, the Company conducted further review and as a result, is filing Form 10-Q/A Amendment No. 2 to revise information necessary to improve the disclosures as follows:

•
The Consolidated Statements of Income for the three months ended June 30, 2006 and 2005 have been restated to reclassify certain sales and related costs of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services as part of revenue and cost of sales instead of other income (expense).

•
The Company has decided to present the Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2006 as required by the SEC, and waived to present the Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2006. There has been no change in the Consolidated Statement of Shareholders’ Equity for the three months ended June 30, 2006.

•
Disclosures have been added to Note 2 to the Consolidated Financial Statements to clearly describe the return rights of distributors and retailers. Related disclosures have been revised to resolve a confusion that had mixed the discussion of a sales expense provision together with product return policy discussions.

•	Disclosures have been added to Note 8 to the Consolidated Financial Statements to elaborate upon how the Company evaluated the related parties.

The following items in the Consolidated Statements of Income have been restated as follows:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Sales	$42,676,120	$49,336,638	$17,401,827	$21,164,189
Including sales to related parties	47,708	5,420,228	341,500	1,861,767
Cost of sales	20,644,247	27,422,672	8,456,140	11,655,407
Including cost of sales to related parties	23,091	5,516,179	165,969	1,583,125

Gross profit	22,031,873	21,913,967	8,945,687	9,508,782
Income from operations	9,067,909	8,950,002	1,013,328	1,576,423
Other income/(expenses)	(92,551)	25,356	484,355	(78,740)

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

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Sodiaal Industrial Co. Ltd (55%) and Beijing Honnete Dairy Co., Ltd.,(45%) an affiliate of Mr. Liang Zhang, the Company’s Chief Executive Officer. In December 2003, Sodiaal Industrial Co. Ltd transferred 15% of its ownership to Beijing Honnete Dairy Co., Ltd., and transferred 40% of its ownership to Synutra Illinois, In February 2004, Beijing Honnete Dairy Co., Ltd., transferred 60% of his ownership to Sheng Zhi Da Dairy Corporation ,In February 2005,Sheng Zhi Da Dairy Corporation transferred 60%of its ownership to Synutra Illinois, resulting in a 100% of ownership of Qingdao Sheng Yuan Dairy Co., Ltd. by Synutra Illinois.

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

Chabei Sheng Yuan Dairy Co., Ltd. is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards. Chabei Sheng Yuan Dairy Co., Ltd. was formed in February 2002, by Ms, Xiu Qing Meng (20%) and Sheng Zhi Da Dairy Corporation(80%). In March 2005, Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois and Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois, resulting in a 100% ownership of Chabei Sheng Yuan Dairy Co., Ltd. by Synutra Illinois. In August 2005, Chabei Sheng Yuan Diary Co., Ltd. was merged with Zhangjiakou Sheng Yuan Diary Co., Ltd. Zhangjiakou Sheng Yuan Diary Co., Ltd. emerged as the surviving entity from the merger.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales

Sales for the three months ended June 30, 2006 increased by $28,172,450 or 133% to $49,336,638 from $21,164,189 for the three months ended June 30, 2005.

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

e.
Further contributing to the sales growth is an increase of $2.8 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services. .

For the three months ended June 30, 2006, the Company realized and earned close to 99.6% of the $43 million of traditional main products through its wholesale distributor networks and about 0.4% through the supermarket retailers. Of the total $17.4 million of main products sales earned in the 3 months period ended June 30, 2005, about 98.5% was from distributors and about 1.5% from supermarket retailers.

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

Cost of Sales

Cost of sales for the three months ended June 30, 2006 increased to $27,422,672 from $11,655,407 for the three months ended June 30, 2005. The 135% increase in cost of sales of $15,767,265 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 2,204 tons sold of the traditional main products resulted in $5,321,911 increase of cost. The average cost per unit decreased by $109 per metric ton, resulting in $381,789 cost reduction for the three months ended June 30, 2006. Additionally, the combined factor of production volume and reduction of unit cost led to $240,286 decline of cost of products sold. The launch of new products accounted for $7,488,280 in the total cost of sales for the three months ended June 30, 2006. Further contributing to the cost of sales growth is an increase of $3.6 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services. .

Gross Profit

Gross profit was $21,913,967 or 44% of sales for the three months ended June 30, 2006, compared to $9,508,782 or 45% of sales for the three months ended June 30, 2005. It was an increase of $12,405,185or 130%.

The sales of traditional main products mostly contributed $20,908,544 or 95% of gross profits for the three months ended June 30, 2006. Such main products contributed $8,945,687 or 94% gross profits for the three months ended June 30, 2005.

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

Income from Operations

Based on the sales increase of $28.1 million or 133% and the cost of sales increase of $15.8 million or 135% for the three months ended June 30, 2006, gross profit was up by $12.4 million or 130% compared to the three months ended June 30, 2005. In the meantime, operational expenses also increased by approximately $5 million for the three months. As a result, income from operations was $8,950,002 for the three months ended June 30, 2006, as compared to $1,576,423 for the three months ended June 30, 2005, an increase of $7.3 million or 468%.

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

Other Income (Expenses)

Other income, net was $25,356 for the three months ended June 30, 2006, as compared to other expenses, net of $78,740 for the three months ended June 30, 2005. These other expenses were incurred as a result of costs associated with disposal of returned products.

	Three Months ended June 30,2006	Three Months ended June 30,2005
Other income	$55,129	$10,994
Other expenses	$29,772	$89,734
Other income/(expenses),net	$25,355	$(78,740)

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

SYNUTRA INTERNATIONAL, INC.

Date: February 7, 2007	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer