Form 10-Q/A
period 2006-09-30
Synutra International, Inc.
filed 2007-02-13
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

We are filing this amendment to the Synutra International, Inc. (“we”, or the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 to include or revise information necessary to improve the disclosures as follows:

•
The Consolidated Statements of Income for the three and six months ended September 30, 2006 and 2005 have been restated to reclassify certain sales and related costs of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services as part of revenue and cost of sales instead of other income (expense). Disclosures in Item 2 MD&A have been updated accordingly to reflect such reclassification.

•
The Company has decided to present the Consolidated Statement of Shareholders’ Equity for the six months ended September 30, 2006 as required by the Securities and Exchange Commission (“SEC”), and waived to present the Consolidated Statement of Shareholders’ Equity for the six months ended September 30, 2005.

•
The Company has decided to present the Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005 as required by the SEC, and waived to present the Consolidated Statements Cash Flows for the three months ended September, 2006 and 2005.

•
Disclosures have been added to Note 2 to the Consolidated Financial Statements to clearly describe the return rights of distributors and retailers. Related disclosures have been revised to resolve a confusion that had mixed the discussion of a sales expense provision together with product return policy discussions.

•	Disclosures have been added to Note 8 to the Consolidated Financial Statements to elaborate upon how the Company evaluated the related parties.

•	Note 15 Restatement was added to the financial statements to indicate and explain the above changes.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filings of our Form 10-Q filed with the SEC on November 14, 2006 (the “Original Filing”). This Form 10-Q/A does not otherwise reflect events occurring after the Original Filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the Original Filing.

SYNUTRA INTERNATIONAL, INC.

FORM 10-Q/A
For the Quarter Ended September 30, 2006

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
ASSETS	2006	2006
	(restated, unaudited)	(restated, audited)
Current Assets
Cash and cash equivalents	$35,469,377	$22,133,869
Short term investment - at market	48,197	42,557
Notes receivables	94,832	-
Trade receivables, net of provisions	8,396,312	2,539,717
Inventories, net of provisions	12,840,825	11,789,433
Advances to suppliers	3,720,035	354,052
Other receivables, net of provisions	3,751,030	2,229,869
Due from related parties	6,768,488	8,602,363
Including Trade receivables	1,317,513	2,018,344
Other receivables	93,475	2,058,250
Prepayment	5,357,230	4,525,769
Deferred expenses	379,610	125,931
Total current assets	71,468,707	47,817,791

Property, plant and equipment, net	13,886,517	13,727,873

Other Assets
Intangible assets, net	236,323	264,562
Construction in progress	25,850,850	21,198,431

TOTAL ASSETS	$111,442,397	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	March 31,
LIABILITIES & SHAREHOLDERS' EQUITY	2006	2006
	(restated, unaudited)	(restated, audited)
Current Liabilities
Bank loans	$25,709,831	$13,133,534
Notes payable	24,330,499	19,112,823
Trade payables	9,045,145	12,579,942
Advance from customers	1,984,553	932,843
Other payables	5,271,276	4,569,873
Accrued expenses	2,392,115	498,786
Tax payables	2,675,700	1,996,789
Due to related parties	2,779,560	4,301,137
Including Trade payables	2,284,756	4,301,137
Advance from Customers	445,377	-
Other Payables	49,427	-
Total current liabilities	$74,188,678	$57,125,726

Long term debt	-	4,932,182

Total liabilities	$74,188,678	$62,057,909

Shareholders' equity
Preferred stock-$.0001 par value; 20,000,000 Authorized; 0 issued and outstanding	-	-
Common Stock-$.0001 par value; 250,000,000 authorized; 50,000,713 issued and outstanding	5,000	5,000
Additional paid-in capital	8,226,033	8,226,033
Reserves	45,804	45,804
Retained earnings	27,268,509	11,618,515
Accumulated other comprehensive income	1,708,373	1,055,397
Total shareholders' equity	$37,253,719	$20,950,749

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$111,442,397	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended September 30,		Six Months ended September 30,
	2006 (as restated, see Note 15, Unaudited)	2005 (as restated, see Note 15, Unaudited)	2006 (as restated, see Note 15, Unaudited)	2005 (as restated, see Note 15, Unaudited)
Sales	$45,914,573	$30,171,654	$95,251,212	$51,335,843
Including sales to related parties	985,686	3,799,670	6,405,914	5,661,437
Cost of sales	21,924,996	15,624,151	49,347,668	27,279,558
Including cost of sales to related parties	1,032,473	3,569,386	6,548,652	5,152,511
Gross profit	23,989,577	14,547,503	45,903,544	24,056,285
Selling & distribution expenses	5,194,027	3,910,023	10,236,375	5,725,000
Advertising and promotion expenses	11,640,792	6,197,680	18,568,866	11,455,561
General & administrative expenses	1,323,470	2,065,390	2,317,012	2,924,891
Income from operations	5,831,288	2,374,410	14,781,291	3,950,833
Finance costs	(477,701)	(871,261)	(886,495)	(1,286,547)
Subsidy income	1,702,443	43,157	3,089,863	647,277
Interest income	60,168	40,230	121,300	104,060
Other income/(loss)	(35,453)	29,614	(10,098)	(49,127)
Income before tax	7,080,745	1,616,150	17,095,861	3,366,496
Corporation income tax - current	651,232	279,433	1,445,868	304,999
Net income before minority interests	6,429,513	1,336,717	15,649,994	3,061,497
Minority interests	-	-	-	(576)
Net income attributable to shareholders	6,429,513	1,336,717	15,649,994	3,060,921
Other comprehensive income	612,761	617,128	652,975	652,197
Unrealized loss on investment	-	-	-	(8,192)
Comprhensive income	7,042,275	1,953,845	16,302,970	3,704,926

Earning per share
Basic and diluted	$0.13	$0.03	$0.31	$0.06
Weighted average common share outstanding
Basic and diluted	50,000,713	49,333,928	50,000,713	47,666,964

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(restated, unaudited)

	Common Stock outstanding	Registered Capital	Additional Paid-In Capital	Reserve	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2006	50,000,713	5,000	8,226,033	45,804	11,618,515	1,055,397	20,950,749
Net income	-	-	-	-	15,649,994	-	15,649,994
Other comprehensive income	-	-	-	-	-	652,976	652,976
Balance at September 30, 2006	50,000,713	$5,000	$8,226,033	$45,804	$27,268,509	$1,708,373	$37,253,719

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)
Cash Flows from Operating Activities:
Net income	$15,649,994	$3,060,921
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	804,206	745,816
Bad Debt Expenses/£¨Income)	(44,958)	4,214
Gain on short term investment	(5,640)	7,431
Minority interest	-	576
Financial consultants and finders fee	-	567,000
Changes in operating assets and liabilities:
Notes receivable	(94,832)	27,790
Trade receivable	(5,811,637)	(401,871)
Inventories	(1,051,392)	(183,858)
Advances to suppliers	(3,365,983)	267,784
Other receivable, net	(1,521,161)	(1,025,058)
Deferred expenses	(253,679)	(1,366,568)
Due from related parties	1,833,875	(9,725)
Due to related parties	(1,521,577)	(496,435)
Notes payable	5,217,677	1,572,161
Trade payable	(3,534,797)	1,795,483
Advances from customers	1,051,710	130,735
Other payable & accrued expenses	2,594,732	1,509,086
Tax payable	678,911	-

Net Cash Provided by Operating Activities	10,625,448	6,205,483

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(657,749)	(650,411)
Cash used for construction in progress	(4,905,305)	(5,453,595)
Purchases of intangible assets	(23,977)	35,235

Net Cash Used in Investing Activities	(5,587,031)	(6,068,771)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	Six Months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)
Cash Flows from Financing Activities:
Inception of bank loans, net	7,644,115	1,584,787
(Excess of)/ capital contribution	-	217,385

Net Cash Used in Financing Activities	7,644,115	1,802,171

Net Change in Cash and Cash Equivalents	12,682,533	1,938,883

Effect of Exchange Rate Changes on Cash and Cash Equivalents	652,975	644,005

Cash and cash equivalents, beginning of period	22,133,869	16,085,403

Cash and cash equivalents, end of period	$35,469,377	$18,668,290

Supplementary Cash Flows Disclosures
Interest paid	$771,656	$719,547

Income taxes paid	$1,115,902	$304,999

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

Qingdao Women and Children Nutrition Research Co. Ltd was subject to 33% income tax. This entity was dissolved in July 2006.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:

Name of subsidiaries	Period--Tax rate				Incorporation date
Qingdao St. George Dairy Co. Ltd	2004-2005	2006-2008	After2008		Sep-01
	0%	12%	24%
		all term
Qingdao Sheng Yuan Dairy Co. Ltd					Jan-98
	30%
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	Before2005	2006-2007	2008-2010	After2010	Apr-01
	33%	0%	16.50%	33%
Bei’an Yipin Dairy Co. Ltd	Before2004	2005-2006	2007-2009	After2009	Jun-04
	33%	0%	16.50%	33%
		all term
Qingdao Women and Children Nutrition Research Co. Ltd *					Apr-04
	33%
Zhangjiakou Shen Yuan Co. Ltd	Before2005	2006-2007	2008-2010	After2010	Mar-04
	33%	0%	16.50%	33%

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

C. LEGAL PROCEEDINGS

N/A

15. RESTATEMENT

The Company is filing this amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 to include or revise information necessary to improve the disclosures as follows:

•
The Consolidated Statements of Income for the three and six months ended September 30, 2006 and 2005 have been restated to reclassify certain sales and related costs of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services as part of revenue and cost of sales instead of other income (expense).

•
The Company has decided to present the Consolidated Statement of Shareholders’ Equity for the six months ended September 30, 2006 as required by the Securities and Exchange Commission (“SEC”), and waived to present the Consolidated Statement of Shareholders’ Equity for the six months ended September 30, 2005.

•
The Company has decided to present the Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005 as required by the SEC, and waived to present the Consolidated Statements Cash Flows for the three months ended September, 2006 and 2005.

•
Disclosures have been added to Note 2 to the Consolidated Financial Statements to clearly describe the return rights of distributors and retailers. Related disclosures have been revised to resolve a confusion that had mixed the discussion of a sales expense provision together with product return policy discussions.

•	Disclosures have been added to Note 8 to the Consolidated Financial Statements to elaborate upon how the Company evaluated the related parties.

The following items in the Consolidated Statements of Income have been restated as follows:

	Three Months ended September 30, 2006		Three Months ended September 30, 2005
	Previously Reported	Restated	Previously Reported	Restated

Sales	$43,062,815	$45,914,573	$25,212,421	$30,171,654
Including sales to related parties	12,616	985,686	529,117	3,799,670
Cost of sales	18,937,875	21,924,996	10,965,478	15,624,151
Including cost of sales to related parties	5,548	1,032,473	230,125	3,569,386

Gross profit	24,124,940	23,989,577	14,246,943	14,547,503
Income from operations	5,966,651	5,831,288	2,073,850	2,374,410
Other income/(loss)	(170,816)	(35,453)	330,175	29,614

	Six Months ended September 30, 2006		Six Months ended September 30, 2005
	Previously Reported	Restated	Previously Reported	Restated

Sales	$85,738,935	$95,251,212	$42,614,248	$51,335,843
Including sales to related parties	60,324	9,405,914	870,616	5,661,437
Cost of sales	39,582,122	49,347,668	19,421,618	27,279,558
Including cost of sales to related parties	28,639	6,548,652	396,094	5,152,511

Gross profit	46,156,813	45,903,544	23,192,630	24,056,285
Income from operations	15,034,560	14,781,291	3,087,178	3,950,833
Other income/(loss)	(263,367)	(10,098)	814,528	(49,127)

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales

Sales for the three months ended September 30, 2006 increased by $15,742,919 or 52% to $45,914,573 from $30,171,654 for the three months ended September 30, 2005.

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

e.
Further contributing to the sales growth is an decrease of $2.1 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services. .

For the three months ended September 30, 2006, the Company realized and earned close to 99.26% of the $39 million of traditional main products through its wholesale distributor networks and about 0.74% through the supermarket retailers. Of the total $23million of main products sales earned in the 3 months period ended September 30, 2005, about 98.3% was from distributors and about 1.7% from supermarket retailers.

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

Cost of Sales

Cost of sales for the three months ended September 30, 2006 increased to $21,924,996 from $15,624,151 for the three months ended September 30, 2005. The 40% increase in cost of sales of $6,300,845 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 2,126 tons sold of the traditional main products resulted in $4,225,948 increase of cost. The average cost per unit increased by $356 per metric ton, resulting in $1,636,838 cost increase for the three months ended September 30, 2006. Additionally, the combined factor of production volume and reduction of unit cost resulted in $756,101 increase of cost of products sold. The launch of new products accounted for $1,353,510 in the total cost of sales for the three months ended September 30, 2006. Further contributing to the cost of sales growth is an decrease of $1.7 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services..

Gross Profit

Gross profit was $23,989,577 or 52% of sales for the three months ended September 30, 2006, compared to $14,547,503 or 48% of sales for the three months ended September 30, 2005. It was an increase of $9,442,074 or 65%.

The sales of traditional main products contributed $23,365,666 or 97% of gross profits for the three months ended September 30, 2006. Such main products contributed $13,772,910 or 95% of gross profits for the three months ended September 30, 2005.

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

Income from Operations

Based on the sales increase of $15.7 million or 52% and the cost of sales increase of $6.3 million or 74% for the three months ended September 30, 2006, gross profit increased by $9.4 million or 65% compared to the three months ended September 30, 2005. In the meantime, operational expenses also increased by approximately $6.0 million from $12.17 million to $18.15 million for the three months ended September 30, 2006 and 2005. As a result, income from operations was $5,831,288 for the three months ended September 30, 2006, as compared to $2,374,410 for the three months ended September 30, 2005, an increase of $3,456,878 or 146%.

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

Other Income/(Loss)

Other loss, net was $35,453 for the three months ended September 30, 2006 as compared to other income, net of $29,614 for the same period of 2005. These other expenses were incurred as a result of costs associated with disposal of returned products.

	Three Months ended September 30, 2006	Three Months ended September 30, 2005
Other income	$55,803	$41,238
Other expenses	$91,256	$11,624
Other income/(loss), net	$(35,453)	$29,614

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

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Sales

Sales for the six months ended September 30, 2006 increased by $43,915,369 or 86% to $95,251,212 from $51,335,843 for the six months ended September 30, 2005.

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

e.
Further contributing to the sales growth is an increase of $790,681 from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services.

For the six months ended September 30, 2006, the Company realized and earned close to 99.3% of the $73.2 million of traditional main products through its wholesale distributor networks and about 0.7% through the supermarket retailers. Of the total $40.3 million of main products sales earned in the six months ended September30, 2005, about 98.4% was from distributors and about 1.6% from supermarket retailers.

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

Cost of Sales

Cost of sales for the six months ended September 30, 2006 increased to $49,347,668 from $27,279,558 for the six months ended September 30, 2005. The 81% increase in cost of sales of $22,068,110 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 4,330 tons sold of the traditional main products resulted in $9,403,910 increase of cost. The average cost per unit increased by $154 per metric ton, resulting in $1,248,102 cost increase for the six months ended September 30, 2006. Additionally, the combined factor of production volume and reduction of unit cost resulted in $666,702 increase of cost of products sold. The launch of new products accounted for $8,841,790 in the total cost of sales for the six months ended September 30, 2006. Further contributing to the cost of sales growth is an increase of $1.9 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services.

Gross Profit

Gross profit was $45,903,544 or 48% of sales for the six months ended September 30, 2006, compared to $24,056,285 or 47% of sales for the six months ended September 30, 2005. It was an increase of $21,847,259 or 91%.

The sales of traditional main products contributed $44,274,210 or 96.45% of gross profits for the six months ended September 30, 2006. Such main products contributed $22,718,597 or94.44% of gross profits for the six months ended September 30, 2005.

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

Income from Operations

Based on the sales increase of $43.9 million or 86% and the cost of sales increase of $22.1 million or 81% for the six months ended September 30, 2006, gross profit increased by $21.8 million or 91% compared to the six months ended September 30, 2005. In the meantime, operational expenses also increased by approximately $11.02million for the six months. As a result, income from operations was $14,781,291 for the six months ended September 30, 2006, as compared to $3,950,833 for the six months ended September 30, 2005, an increase of $10,830,458 or 274%.

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

Other Income/(Loss)

Other expenses were $10,098 for the six months ended September 30, 2006 as compared to $49,127 for the same period of 2005. These other expenses were incurred as a result of costs associated with disposal of returned products.

	Six Months ended September 30,2006	Six Months ended September 30,2005
Other income	$110,930	$52,233
Other expenses	$121,028	$101.358
Other expenses	$(10,098)	$(49,127)

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

__________________
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

SYNUTRA INTERNATIONAL, INC.

Date: February 9, 2007	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer