Form 10-Q
period 2006-12-31
Synutra International, Inc.
filed 2007-02-14
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

or

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

Former Address:
15200 Shady Grove Road, Suite 350
Rockville, Maryland 20850
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

Yes ☐      No ☒

As of February 9, 2007, there were 50,000,713 shares of Common Stock outstanding.

SYNUTRA INTERNATIONAL, INC.

FORM 10-Q
For the Quarter Ended December 31, 2006

 PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$24,491,798	$22,133,869
Short term investment - at market	-	42,557
Notes receivables	253,944	-
Trade receivables, net of provisions	5,538,785	2,539,717
Inventories	14,949,617	11,789,433
Advances to suppliers	3,933,991	354,052
Other receivables, net of provisions	4,191,857	2,229,869
Due from related parties	22,578,474	8,602,363
Including Trade receivables	3,388,029	2,018,344
Other receivables	17,429,751	2,058,250
Prepayment	1,760,694	4,525,769
Deferred expenses	15,316	125,931
Total current assets	75,953,782	47,817,791

Property, plant and equipment, net	37,623,374	13,727,873

Other Assets
Intangible assets ,net	216,837	264,562
Construction in progress	7,104,620	21,198,431

TOTAL ASSETS	$120,898,613	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	March 31,
	2006	2006
	(unaudited)	(audited)
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Bank loans	$33,364,240	$13,133,534
Notes payable	20,233,842	19,112,823
Trade payables	12,622,322	12,579,942
Advance from customers	1,405,345	932,843
Other payables	6,141,280	4,569,873
Accrued expenses	3,540,611	498,786
Tax payables	907,692	1,996,789
Due to related parties	344,932	4,301,137
Including Trade payables	278,134	4,301,137
Advance from customers	16,738	-
other payables	50,060	-
Total current liabilities	$78,560,264	$57,125,726

Long term debt	-	4,932,182

Total liabilities	$78,560,264	$62,057,909

Shareholders' equity
Preferred stock-$.0001 par value; 20,000,000 Authorized; 0 issued and outstanding	-	-
Common Stock-$.0001 par value; 250,000,000 authorized; 50,000,713 issued and outstanding	5,000	5,000
Additional paid-in capital	8,226,033	8,226,033
Reserves	45,804	45,804
Retained earnings	31,460,351	11,618,515
Accumulated other comprehensive income	2,601,161	1,055,397
Total shareholders' equity	$42,338,349	$20,950,749

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,898,613	$83,008,658

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2006	2005	2006	2005
Sales	$56,649,606	$43,805,294	$151,900,818	$95,141,136
Including sales to related parties	4,148,371	12,486,824	10,554,285	18,148,261
Cost of sales	27,721,449	27,930,627	77,069,117	55,210,185
Including cost of sales to related parties	3,916,816	12,615,018	10,465,468	17,767,529
Gross profit	28,928,157	15,874,667	74,831,701	39,930,950
Selling & distribution expenses	10,093,222	5,440,177	20,329,597	11,165,177
Advertising and promotion expenses	13,216,811	4,809,094	31,785,677	16,264,655
General & administrative expenses	1,965,139	1,281,265	4,282,151	4,206,155
Income from operations	3,652,985	4,344,131	18,434,276	8,294,964
Finance costs	(704,107)	(299,429)	(1,590,602)	(1,585,976)
Subsidy income	1,408,630	65,677	4,498,493	712,953
Interest income	109,357	1,596	230,657	105,656
Other income (expenses), net	11,921	(125,805)	1,823	(174,929)
Income before tax	4,478,786	3,986,169	21,574,647	7,352,667
Corporation income tax - current	286,944	208,552	1,732,811	513,551
Net income before minority interests	4,191,842	3,777,618	19,841,836	6,839,116
Minority interests	-	-	-	(576)
Net income attributable to shareholders	4,191,842	3,777,618	19,841,836	6,838,540
Other comprehensive income -- foreign currency translation	892,788	172,596	1,545,764	816,601
Comprehensive income	5,084,630	3,950,214	21,387,600	7,655,141

Earning per share
Basic and diluted	$0.08	$0.08	$0.40	$0.14
Weighted average common share outstanding
Basic and diluted	50,000,713	50,000,713	50,000,713	48,444,880

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock outstanding	Registered Capital	Additional Paid-In Capital	Reserve	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2006	50,000,713	$5,000	$8,226,033	$45,804	$11,618,515	$1,055,397	$20,950,749
Net income	-	-	-	-	19,841,836	-	19,841,836
Other comprehensive income -- foreign currency translation	-	-	-	-	-	1,547,764	1,547,764
Balance at December 31, 2006	50,000,713	$5,000	$8,226,033	$45,804	$31,460,351	$2,601,161	$42,338,349

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$19,841,836	$6,838,540
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	1,176,902	1,082,140
Bad debt expenses	(158,115)	4,214
Gain on sales of short- term investment	(44,428)	-
Minority interest	-	576
Stock issued for financial consultants and finders fee	-	567,000

Changes in operating assets and liabilities:
Notes receivable	(253,944)	(66,436)
Trade receivable	(2,840,954)	549,690
Inventories	(3,160,183)	(4,722,607)
Advances to suppliers	(3,579,939)	544,974
Other receivable, net	(1,961,988)	(779,377)
Intangible Assets	-	35,235
Deferred expenses	81,440	376,743
Due from related parties	(13,976,111)	385,639
Due to related parties	(3,939,793)	457,372
Notes payable	1,121,019	(2,025,556)
Trade payable	25,967	5,155,309
Advances from customers	472,502	941,688
Other payable & accrued expenses	4,613,233	(298,607)
Tax payable	(1,089,097)	-

Net Cash Provided by (Used In) Operating Activities	(3,671,653)	9,046,536

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(1,984,109)	(993,492)
Cash used for construction in progress	(8,889,271)	(5,814,694)
Purchases of intangible assets	(28,311)	(4,213)
Proceeds from the sales of Short Term Investments	86,985	7,431
Net Cash Used in Investing Activities	(10,814,706)	(6,804,968)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	Nine Months ended December 31,
	2006	2005
Cash Flows from Financing Activities:
Inception of bank loans, net	15,298,524	165,821
Capital contribution	-	417,880

Net Cash Provided by Activities	15,298,524	583,701

Net Change in Cash and Cash Equivalents	812,165	2,825,269

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,545,764	816,602

Cash and cash equivalents, beginning of period	22,133,869	16,085,403

Cash and cash equivalents, end of period	$24,491,798	$19,727,274

Supplementary Cash Flows Disclosures
Interest paid	$1,590,601	$1,018,976

Income taxes paid	$1,445,867	$513,551

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Synutra International, Inc. (the “Company”) is a Delaware corporation that at December 31, 2006 owned 100% of five subsidiary companies in the People’s Republic of China (“PRC” or “China”). These five subsidiaries are all principally engaged in different stages of the production, distribution, and sales of dairy based pediatric and adult nutrition products. The Company’s extensive sales network covers 24 provinces, 227 cities, and more than 800 counties throughout China. The Company’s fiscal year end is March 31.

On November 6, 2006, the Company consummated a transaction with the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia in which the Company acquired certain assets owned by them including approximately $256,000 in land use rights and $5,635,000 in plant and buildings under construction. The transaction was consummated in order to establish a wholly foreign-owned company to produce milk fat and other diary-based food ingredients. The agreement provided that the effective date of the transaction was when the Company received 60% of the non refundable subsidy of RMB 30,000,000 (approximately $3,800,000). This occurred during September 2006 and thus the assets were recorded during that period, notwithstanding that the official ownership certificates have not yet been obtained. The non refundable subsidy was received in two installments and was recorded in the periods received.  The acquisition was considered immaterial since the acquired assets only comprise approximately 5% of the Company’s total assets. No additional disclosures are deemed necessary in this filing.

In November, 2006 Zhangjiakou Sheng Yuan Co., Ltd., (“Zhangjiakou ”) one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of about $900,000. At the close of the transaction Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in mid 2007 and it is designed to produce 7,200 tons per year infant formula products. The transfer of the above assets and the payment of the considerations have been accounted for in this quarterly report and no additional disclosure is deemed necessary.

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP, and should be read in conjunction with the Company’s fiscal 2006 Annual Report on Form 10-KSB/A.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the balance sheet of Synutra International, Inc. and subsidiaries as of December 31, 2006, the results of their operations for the three and nine month periods ended December 31, 2006 and 2005, and their cash flows for the nine month periods ended December 31, 2006 and 2005. All adjustments are of normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2006 and 2005 are not necessarily indicative of future results. The consolidated balance sheet information as of March 31, 2006 was derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended March 31, 2006 included in the Company’s fiscal 2006 Annual Report on Form 10-KSB/A.

The following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Principles of consolidation

The consolidated balance sheet as of December 31, 2006, the consolidated statements of income for the three and nine months ended December 31, 2006 and 2005, the consolidated statements of cash flows for the nine months ended December 31, 2006 and 2005, and the shareholders’ equity statement for the nine months ended December 31, 2006 are unaudited. All significant inter-company balances and transactions have been eliminated in the consolidation.

The following companies are consolidated for financial statement presentation:

Name of subsidiaries	December 31, 2006	Incorporation date
Qingdao St. George Dairy Co. Ltd	100%	Sep-01
Qingdao Sheng Yuan Dairy Co. Ltd	100%	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	100%	Apr-01
Bei’an Yipin Dairy Co. Ltd	100%	Jun-04
Qingdao Women and Children Nutrition Research Co. Ltd *	100%	Apr-04
Zhangjiakou Shen Yuan Co. Ltd **	100%	Mar-04

* Qingdao Women and Children Nutrition Research Co, Ltd was dissolved and disposed of in July 2006. Its operational results were not classified separately as discontinued operations in the Consolidated Statement of Income due to their immateriality.

** Zhangjiakou completed a merger with Chaibei Sheng Yuan as of August 2005 and Zhangjiakou emerged as the surviving entity from the merger.

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

	31-Dec-06	31-Mar-06
Cash and cash equivalents	$6,665,842	$5,676,616
Cash restricted	17,825,956	16,457,253
Total	$24,491,798	$22,133,869

Cash restricted is 30%, 50%, or 100% of bank demand deposits used as security against notes payables of 3 to 6 months terms. This is used by the Company as a short term instrument to reduce short-term interest expenses.

Trade receivables

The Company presents trade receivables, net of allowance for doubtful accounts. The allowance is calculated based on review of individual customer accounts.

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $575,258 and $417,143 as at December 31, 2006 and March 31, 2006, respectively.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The initial cost of the asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is provided using the straight-line method over the assets estimated useful life for periods ranging from five to fifty years. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of income based on the net disposal proceeds less the carrying amount of the assets.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property, plant and equipment are as follows:

Buildings and leasehold improvement	20 - 50 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	5 years
Motor vehicles	5 years

Income taxes

  Income taxes of the Company’s subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois, applicable U.S. tax laws are followed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance, when necessary, is provided for the amount of deferred tax assets and liabilities that, based on available evidence, are not expected to be realized.

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

Qingdao St. George Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2008. Accordingly, the applicable enterprise income tax rate is 24% and the local tax rate is 0%, resulting in an aggregate tax rate of 24%. The subsidiary was not be subject to local income tax prior to 2003.The subsidiary’s first cumulative profit-making year was 2004.

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary was not subject to local income tax prior to 2005, The subsidiary’s first cumulative profit-making year was 2006.

Bei’an Yipin Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2009. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary was not subject to local income tax prior to 2004. The subsidiary’s first cumulative profit-making year was 2005.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary was not subject to local income tax prior to 2005. The subsidiary’s first cumulative profit-making year was 2006.

Qingdao Women and Children Nutrition Research Co. Ltd. was subject to 33% income tax. This entity was dissolved in July 2006.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:
Name of subsidiaries	Period--Tax rate				Incorporation date
Qingdao St. George	2004-2005	2006-2008	After 2008
Dairy Co. Ltd	0%	12%	24%		Sep-01

Qingdao Sheng Yuan	all term
Dairy Co. Ltd	30%				Jan-98

Heilongjiang Loubei Sheng	Before 2005	2006-2007	2008-2010	After 2010
Yuan Food Co. Ltd	33%	0%	16.50%	33%	Apr-01

Bei’an Yipin Dairy Co.	Before 2004	2005-2006	2007-2009	After 2009	Jun-04
Ltd	33%	0%	16.50%	33%

Qingdao Women and Children Nutrition	all term				Apr-04
Research Co. Ltd*	33%

Zhangjiakou Shen	Before 2005	2006-2007	2008-2010	After 2010	Mar-04
Yuan Co. Ltd	33%	0%	16.50%	33%

* Qingdao Women and Children Nutrition Research Co, Ltd was dissolved and disposed of in July 2006.

Revenue recognition

The Company recognizes revenue from product sales when goods are shipped or delivered and rewards and risk of ownership and title pass to the customer. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts, certain sales incentives, trade promotions, and product returns. Revenue reduction is accounted for in the same period the related sales are recorded.

Most of the Company’s mainline product sales are through distributors. The Company’s revenue arrangement with all its distributors requires distributor advance payment before shipment and delivery of goods to distributors. Under this distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon shipment and acceptance of delivery of products to and by distributors. The Company applies this revenue recognition policy uniformly to all its mainline products, including all dairy-based pediatric and adult nutritional products. Revenue recognition criteria outlined in the provisions of SAB 104, namely, persuasive evidence of arrangement, product delivery, fixed and determinable product prices, and reasonable assurance of collectibility are met.

A nominal amount of the Company’s mainline product sales are through supermarket retailers directly. Revenue arrangement with these retailers requires receipt of purchase orders before product shipment and delivery. Similarly, the revenues from retailers are recognized upon shipment or delivery of the goods to the retailers under payment terms of the sales contracts which are negotiated with select long term retailers, to assure reasonable collectibility.

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

The capitalized interest accrued up to the three and nine months ended December 31, 2006 was $74,109 and $222,210, respectively, associated with construction in progress

Intangible assets

Intangible assets represent computer software and applications. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably.

The intangible assets were $448,486 and $426,430, less accumulated amortization of $231,649 and $161,888 at December 31, 2006 and March 31, 2006, respectively.

Government subsidies

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with. The Subsidies from the government were $1,408,630 and $65,677 during the three months ended December 31, 2006 and 2005, respectively, and were $4,498,493 and $712,953 during the nine months ended December 31, 2006 and 2005, respectively.

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

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB to fluctuate within a narrow band vis á vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected changes in the foreign currency translation over the reporting period and is reflected in the other comprehensive income of $892,788 and $172,596 for the three months ended December 31, 2006 and 2005, respectively, and of $1,545,764 and $816,601 for the nine months ended December 31, 2006 and 2005, respectively.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

Fair value of financial instruments

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at December 31, 2006 and 2005 due to the relatively short-term nature of these instruments.

Shipping and handing

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $1,298,195 and $461,928 during the three months ended December 31, 2006 and 2005, respectively, and were $2,903,530 and $1,578,107 during the nine months ended December 31, 2006 and 2005, respectively.

Advertising costs and promotion expenses

Advertising costs and promotion include salaries for all salesmen and are expensed as incurred. The advertising costs and promotion expenses were $13,216,811 and $4,809,094 for the three months ended December 31, 2006 and 2005, respectively, and were $31,785,677 and $16,264,655 during the nine months ended December 31, 2006 and 2005, respectively.

Employees’ benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Comprehensive income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The comprehensive income was $5,084,630 and $3,950,214 for the three months ended December31, 2006 and 2005, respectively, and was $21,387,600 and $7,655,141 during the nine months ended December 31, 2006 and 2005, respectively.

Reclassifications
Certain notes payables classified as financing activities in cash flow statements for the nine months period ended December 31, 2005 have been reclassified as operating activities to conform with the fiscal 2006 presentation. In addition, certain sales (including sales to related parties) and related costs (including costs to related parties) classified as other income or expenses in income statements and related footnotes for the three and nine months periods ended December 31, 2005 have been reclassified as sales, sales to related parties, and cost of sales, cost of sales to related parties to conform with the fiscal 2006 presentation.

Amendments

Presentation of this current Quarterly Report on Form 10-Q reflects those of the preceding amended annual report on Form 10-KSB/A filed on February 5th, 2007 and quarterly reports on Form 10-Q/A filed on February 13th, 2007 with the United States Securities and Exchange Commission.

3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company is exposed to the following risk factors:

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

SAB 108

In September, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in the 4th quarter of its fiscal 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements.

FAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

FAS 158

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. The Company does not currently have a defined benefit pension plan but is currently evaluating the possible impact of adopting FAS 158 on its financial statements.

SEC Staff’s letter regarding accounting for stock options under APB 25

In September 2006, SEC issued a Staff letter regarding several common errors in the past practices related to the granting of stock options under APB 25 “Accounting to Stock Issued to Employees”. This letter provided guidance on what constitutes an error and how to correct them. The Company has not granted stock options and therefore this new pronouncement is not applicable.

5. TRADE RECEIVABLES, NET

The Company's trade receivables, net as at December 31, 2006 and March 13, 2006 are summarized as follows:

	31-Dec-06	31-Mar-06
Trade receivables	$6,114,043	$2,956,860
Less: Allowance for doubtful accounts	575,258	417,143
Trade receivables, net	$5,538,785	$2,539,717

6. PROPERTY, PLANT AND EQUIPMENT, NET

	31-Dec-06	31-Mar-06
Cost:
Buildings and leasehold improvement	$16,280,660	$7,313,860
Land use rights	1,707,974	1,659,542
Plant and machinery	21,294,488	7,206,411
Office equipment and furnishings	2,877,709	988,330
Motor vehicles	1,055,563	1,210,974
	43,216,394	18,379,117

Less: Accumulated depreciation:
Buildings and leasehold improvement	1,592,737	1,264,683
Land use rights	142,246	113,585
Plant and machinery	2,570,273	2,306,131
Office equipment and furnishings	734,907	336,235
Motor vehicles	552,857	630,610
	5,593,020	4,651,244
Property, plant and equipment, net	$37,623,374	$13,727,873

Depreciation expenses relating to property, land, plant and equipment was $350,183 and $314,614 for the three months ended December 31, 2006 and 2005, respectively, and was $1,111,218 and $1,018,649 for the nine months ended December 31, 2006 and 2005, respectively.

7. INVENTORIES

The Company's inventories at December 31, 2006 and March 31, 2006 are summarized as follows:

	December 31,2006	31-Mar-06
Raw Materials	$1,920,313	$1,984,520
Work in Process	8,741,749	7,586,465
Finished Goods	3,471,602	2,131,552
Packing Materials & Other Consumables	815,953	86,896
Total	$14,949,617	$11,789,433

8. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification by name of related parties

a. Due from related parties

	31-Dec-06	31-Mar-06
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$1,185,982	$226,383
Sheng Zhi Da Dairy Group Corporation	674,817	(268,349)
Beijing Kelqin Dairy Co. Ltd	3,168,914	1,708,230
St. Angel (Beijing Business Service)	-	1,761,265
Beijing Honnete Dairy Corporation Ltd	16,948,423	4,185,149
Beijing Ao Naier Feed Stuff LLC	381,223	297,892
Beijing Ludin Xueyuan Trading Co. Ltd	219,115	691,793
Total Due from Related Companies	$22,578,474	$8,602,363

b. Due to related parties

	31-Dec-06	31-Mar-06
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$-	$705,602
Sheng Zhi Da Dairy Group Corporation	50,060	2,192,892
Beijing Kelqin Dairy Co. Ltd	278,134	63,909
Beijing Honnete Dairy Corporation Ltd	16,738	1,338,734
Total Due to Related Companies	$344,932	$4,301,137

B. Classification of Related Party Transactions by Nature

a.	Due from related parties

	31-Dec-06	31-Mar-06

Trade receivables	$3,388,029	$2,018,344
Prepayments for goods	1,760,694	4,525,769
Other receivables	17,429,751	2,058,250
Total	$22,578,474	$8,602,363

b.	Due to related parties

	31-Dec-06	31-Mar-06

Trade payables	$278,134	$4,301,137
Advance from cust0mers	16,738	-
Other payables	50,060	-

Total	$344,932	$4,301,137

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

9. RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the three and nine months ended December 31, 2006 and 2005:

In the three and nine months ended December 31, 2006 and 2005, the Company’s sales to the related parties included anhydrous milk fat and Non-Fat Dry Milk to Beijing Kelgin Dairy Co., Ltd. and Beijing Honnete Dairy Corporation, Ltd.; formulation ingredients to Sheng Zhi Da Dairy Group Corporation, Beijing Ao Naier Feed Stuff LLC, and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and the Company’s name brand products to St Angel (Beijing Business Service) and Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market prices.

Sales to related parties

	Three Months ended December 31		Nine Months ended December 31
	2006	2005	2006	2005
Heilongjiang Baoquanling Sheng Yuan Dairy Co.	$1,786,517	$1,143,581	$3,546,640	$3,094,517
Sheng Zhi Da Dairy Group Corporation	-	90,168	-	547,683
Beijing Kelqin Dairy Co. Ltd	2,338,111	-	2,765,890	2,111,162
St. Angel (Beijing Business Service)	-	410,054	31,776	1,035,695
Beijing Honnete Dairy Corporation Ltd	-	10,843,021	4,157,688	11,114,228
Beijing Ludin Xueyuan Trading Co. Ltd	23,743	-	52,291	244,975
Total	$4,148,371	$12,486,824	$10,554,285	$18,148,260

In the three and nine months ended December 31, 2006 and 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelgin Dairy Co. Ltd. and Beijing Honnete Dairy Corporation Ltd; various ingredients and materials (packaging, etc.) from Sheng Zhi Da Dairy Group Corporation; spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.; and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd. Terms of these transactions are all done at market prices.

Purchases from related parties

	Three months ended		Nine months ended
	31-Dec-06	31-Dec-05	31-Dec-06	31-Dec-05
Beijing Kelqin Dairy Co. Ltd	$614,229	$510,971	$1,686,243	$1,557,784
Sheng Zhi Da Dairy Group Corporation	-	1,141,249	-	2,890,285
Heilongjiang Baoquanling Sheng Yuan Dairy Co.	4,065,702	3,480,097	10,840,223	7,221,231
Beijing Honnete Dairy Corporation Ltd	1,357,115	3,061,772	4,700,263	4,522,564
Beijing Ao Naier Feed Stuff LLC	-	-	45,923	-
Beijing Sheng Long Media Co. Ltd	-	-	-	22,685
Total	$6,037,047	$8,194,089	$17,272,652	$16,214,549

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

Intangible assets consist of the follow:

	31-Dec-06		31-Mar-06
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Computer software and applications	$448,486	$231,649	$426,430	$161,868
Total intangible assets	448,486	231,649	426,430	161,868

Amortization expenses for the three months ended December 31, 2006 and 2005 were $22,512 and $21,710 respectively, and were $65,684 and $63,491 for the nine months ended December 31, 2006 and 2005, respectively.

11. BANK LOANS

As at December 31, 2006 and March 31, 2006, the Company had short-term loans from banks in the amount of $33,364,240 and $13,113,534 bearing interest ranging from 5.58% to 6.48% per annum. Such loans are extendable for terms of no less than one year to December 2007. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $24 million and $11.56 million as of December 31, 2006 and March 31, 2006, respectively.

There are no other long term borrowings by the Company at December 31, 2006.

12. INCOME TAXES

The Company’s income before income taxes was comprised of the following for the three and nine months ended December 31, 2006 and 2005, respectively.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
United States	$(182,467)	$(74,600)	$(332,296)	$(59,080)
PRC	4,661,253	4,060,769	21,906,943	7,411,747
Total	$4,478,786	$3,986,169	$21,574,647	$7,352,667

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the three and nine months ended December 31, 2006 and 2005, respectively, are summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Current	$286,944	$208,552	$1,732,811	$513,551
Deferred	-	-	-	-
Total	$286,944	$208,552	$1,732,811	$513,551

13. NET INCOME PER SHARE (EPS)

SFAS 128 “Earnings Per Share” requires the Company to calculate its net income per share based on basic and diluted net income per share, as defined. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options and warrants, if exists, will be reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	For the three Months Ended December 31,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$4,191,842	50,000,713	$0.08	$3,777,618	50,000,713	$0.08
Diluted EPS
Net income available to common stockholders plus assumed conversions	$4,191,842	50,000,713	$0.08	$3,777,618	50,000,713	$0.08

	For the nine Months Ended December 31,
	2006			2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$19,841,836	50,000,713	$0.40	$	48,444,880	$0.14
Diluted EPS
Net income available to common stockholders plus assumed conversions	$19,841,836	50,000,713	$0.40	$	48,444,880	$0.14

14. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of December 31, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as of December 31, 2006 were as follows:

	Lease terms	Monthly payment	Mar-07	Mar-08	Mar-09
Office facilities in Beijing(SOHO903)	20-Apr-05 __14-Dec-07	$7,239	$21,716	$61,528	-
Office facilities in Beijing(SOHO2903-2905)	15-Dec-04 __14-Dec-07	10,975	32,925	93,287	-
Office facilities in Beijing	1-Jan-06 __ 31-Dec-07	3,950	11,850	35,550	-
Total rent expenses			$66,491	$190,365	-

C. LEGAL PROCEEDINGS

None.

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

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards. Qingdao Sheng Yuan Dairy Co., Ltd. was formed in January 1998 by Sodiaal Industrial Co. Ltd (55%) and Beijing Honnete Dairy Co., Ltd., (45%) an affiliate of Mr. Liang Zhang, the Company’s Chief Executive Officer. In December 2003, Sodiaal Industrial Co. Ltd transferred 15% of its ownership to Beijing Honnete Dairy Co., Ltd., and transferred 40% of its ownership to Synutra Illinois, In February 2004, Beijing Honnete Dairy Co., Ltd, transferred 60% of his ownership to Sheng Zhi Da Dairy Corporation. In February 2005, Sheng Zhi Da Dairy Corporation transferred 60%of its ownership to Synutra Illinois, resulting in a 100% of ownership of Qingdao Sheng Yuan Dairy Co., Ltd. by Synutra Illinois.

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

Qingdao Mother and Infant Nutrition Research Company Limited was engaged in the research and development of various nutritional products for both infants and children as well as pregnant and lactating women. Qingdao Mother and Infant Nutrition Research Company Limited was formed in April 2004 by Sheng Zhi Da Dairy Corporation (80%) and Ms. Xiu Qing Meng (20%). In May 2005, Sheng Zhi Da Dairy Corporation transferred 80% of its ownership to Synutra Illinois and Ms. Xiu Qing Meng transferred 20% of her ownership to Synutra Illinois, resulting in a 100% ownership of Qingdao Mother and Infant Nutrition Research Company Limited by Synutra Illinois. In July 2006 Qingdao Mother and Infant Nutrition Research Company Limited was dissolved.

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

On November 6, 2006, the Company consummated a transaction with the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia in which the Company acquired certain assets owned by them including approximately $ 256,000 in land use rights and $5,635,000 in plant and buildings under construction. The transaction was consummated in order to establish a wholly foreign-owned company to produce milk fat and other diary-based food ingredients. The agreement, provided that the effective date of the transaction was when the Company received 60% of the non refundable subsidy of RMB 30,000,000 (approximately $3,800,000). This occurred during September 2006 and thus the assets were recorded during that period, notwithstanding that the official ownership certificates have not yet been obtained. The non refundable subsidy was received in two installments and was recorded in the periods received as subsidy income. The acquisition was considered immaterial since the acquired assets only comprise approximately 5% of the Company’s total assets. No additional disclosures are deemed necessary in this filing.

In November, 2006 Zhangjiakou Sheng Yuan Co., Ltd., (“Zhangjiakou ”) one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of about $900,000. At the close of the transaction Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in mid 2007 and it is designed to produce 7,200 tons per year infant formula products. The transfer of the above assets and the payment of the considerations have been accounted for in this quarterly report and no additional disclosure is deemed necessary.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Sales

Sales for the three months ended December 31, 2006 increased by $12,844,312 or 29% to $56,649,606 from $43,805,294 for the three months ended December 31, 2005.

Increase in volume of products sold was due in part to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales system. Such changes enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the medium sized city markets and rural markets of China by aligning bonuses with sales performance.

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

a.
The tons sold of traditional main products increased to 7,331 tons in the three months ended December 31, 2006 from 5,160 tons in the three months ended December 31, 2005, resulting in an increase of $11,365,575 in gross sales

b.
Higher average selling price also contributed to the increase in sales. For the three months ended December 31, 2006, the average selling price of the Company’s traditional main products increased from $5,236 to $5,923 per ton, resulting in an increase of $3,547,407 in gross sales.

c.	Sales growth attributable to the combined factors of the increase of the volume and the price was $1,492,195.

d.
New product launches contributed $4,826,695 to gross sales for the three months ended December 31, 2006, reflecting a net increase of $1,958,930 in new product contributions over the amount of $2,867,765 for the same three months the year before.

e.
Revenue generated from processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services was $8,398,263 and $13,918,058 for the three months ended December 31 of 2006 and 2005 respectively. The decrease of $5,519,795 partially offset the sales growth as discussed above.

For the three months ended December 31, 2006, the Company generated approximately 98.05% of its traditional main products sales revenue of $43 million through its wholesale distributor networks and about 1.05% through supermarket retailers. Of the traditional main products sales revenue of $27 million generated for the three months period ended December 31, 2005, about 98.84% was from distributors and about 1.16% from supermarket retailers.

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

Cost of Sales

Cost of sales for the three months ended December 31, 2006 decreased to $27,721,449 from $27,930,627 for the three months ended December 31, 2005.

The cost of traditional main products for the three months ended December 31, 2006 increased to $15,029,170 from $11,228,984 for the three months ended December 31, 2005. The increase of $3,800,186 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases. Among the $3,800,186 increase related to the traditional main products, the increase of 2,171 tons sold of the traditional main products resulted in a $4,723,403 cost increase. The average cost per unit decreased by $126 per metric ton, resulting in a $923,218 cost decrease for the three months ended December 31, 2006. The decrease was due to the Company’s continuous effort in improving the formula mix in additional to achieving economics of scale.

The launch of new products accounted for an increase of $2,122,096 in the total cost of sales for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

The total cost of sales also included costs associated with processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services which decreased $6,131,460 to $7,929,486 for the three months ended December 31,2006 from $14,060,946 in the same period prior year. This cost decrease was in proportion to the level of business activities in these areas. Due to the fact that such non-core business activities are carried out only at times when excess capacities are available, their output and related costs tend to fluctuate since related sales and service contracts are often made on an ad hoc basis.

Gross Profit

Concurrent with the sales increase in the three months ended December 31, 2006 compared to 2005, the Company experienced a significant increase in gross profit. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin for these traditional main products.

Gross profit was $28,928,157 or 51% of sales for the three months ended December 31, 2006, compared to $15,874,667 or 36% of sales for the three months ended December 31, 2005, an increase of $13,053,490 or 82%.

The sales of traditional main products contributed $28,395,478 of gross profit for the three months ended December 31, 2006, compared to $15,790,487 of gross profit for the three months ended December31, 2005. New product launches accounted for $63,902 in gross profit for the three months ended December 31, 2006, as compared to $227,068 for the same three months period the year before. Other non-core products and services accounted for $468,777 in gross profit for the three months ended December 31, 2006, as compared to a loss of $142,888 for the three months ended December 31, 2005.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4,653,045 or 86% to $10,093,222 for the three months ended December 31, 2006, as compared to $5,440,177 for the three months ended December 31, 2005. The increase was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.  The total compensation to the sales force increased by $1,343,685 from $1,116,689 in the three months ended December 31, 2005 to $2,460,374 in the three months ended December 31, 2006. The increase was due to the hiring of additional sales personnel in response to expanding business and greater market penetration. In the meantime shipping and handling expenses increased by $836,268 from $461,928 in the three months ended December 31, 2005 to $1,298,195 in the three months ended December 31, 2006, proportionate to the increase in sales; and travel expenses increased by $152,453 from $383,418 in the three months ended December 31, 2005 to $535,961 in the three months ended December 31, 2006. The Company continued to expand its sales efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for much of the increases in expenses.

Advertising and Sales Promotion Expenses

Advertising and sales promotion increased by $8,407,717 or 175% to $13,216,811 for the three months ended December 31, 2006, as compared to $4,809,094 for the three months ended December 31, 2005 as a result of increased advertising and promotional activities. The major components of advertising and sales promotion expenses are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Three months ended December 31,
	2006	2005	change in $	change in %
Advertising	$2,964,720	$1,038,577	$1,926,143	185.46%
Sales promotion	10,252,091	3,770,517	6,481,573	171.90%
Totals	$13,216,811	$4,809,094	$8,407,717	174.83%

General and Administrative Expenses

General and administrative expenses increased by $683,874 or 53% to $1,965,139 for the three months ended December 31, 2006, as compared to $1,281,265 for the three months ended December 31, 2005. Most of the increases were for staff salaries, management expenses, and legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating as a public company. Moreover, due to the consolidation of certain business functions and development of shared services throughout the nine months ended December 31, 2006, total general and administrative expenses increased only slightly from the same period the year before.

Income from Operations

Based on the sales increase of $12.8 million or 29% and the cost of sales decrease of $0.2 million for the three months ended December 31, 2006, gross profit increased by $13.1 million or 82% compared to the three months ended December 31, 2005. In the meantime, operational expenses also increased by approximately $13.7 million from $11.5 million for the three months ended December 31, 2005 to $25.3 million for the respective period ended December 31, 2006. As a result, income from operations was $3,652,985 for the three months ended December 31, 2006, as compared to $4,344,131 for the three months ended December 31, 2005.

Finance costs

Finance costs increased by $404,678 to $704,107 for the three months ended December 31, 2006, as compared to $299,429 for the three months ended December 31, 2005, due to the increasing borrowing activities took place in the fiscal quarter.

Subsidy income

Subsidy income from local governments increased by $1,342,953 to $1,408,630 for the three months ended December 31, 2006 as compared to $65,677 for the three months ended December 31, 2005. These subsidies were provided to the Company as economic incentives and no repayment by the Company is required. In the three months ended December 31, 2006 the Company continued to receive installments of subsidy payment from Inner Mongolia Zheng Lan Qi (County) as part of the cash award to the Company for its investment commitment in the county. On a non-recurring basis, the Company receives such subsidy from time to time.

Other Income (Expenses), Net

Other income, net was $11,921 for the three months ended December 31, 2006, and other expense, net was $125,805 for the three months ended December 31, 2005. The Company incurred these net income or expenses mainly as a result of sales and disposal of certain assets or fixed assets.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $286,944 and $208,552 for the three months ended December 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the fiscal year 2007 for some of the operating subsidiaries.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the three months ended December 31, 2006 increased by $414,224 or 11% to $4,191,842 from $3,777,618 for the three months ended December 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.08 for three months ended December 31, 2006 and $0.08 for three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Sales

Sales for the nine months ended December 31, 2006 increased by $56,759,682 or 60% to $151,900,818 from $95,141,136 for the nine months ended December 31, 2005.

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

a.
The tons sold of traditional main products increased to 19,767 tons in the nine months ended December 31, 2006 from 13,266 tons in the nine months ended December 31, 2005, resulting in an increase of $33,001,277 in gross sales

b.
Higher average selling price also contributed to the increase in sales. For the nine months ended December 31, 2006, the average selling price of the Company’s traditional main products increased from $5,076 to $5,900 per ton, resulting in an increase of $10,924,620 in gross sales.

c.	Sales growth attributable to the combined factors of the increase of the volume and the price was $5,353,607.

d.
New product launches contributed $17,368,066 to gross sales for the nine months ended December 31, 2006, reflecting a net increase of $12,209,291 in new product contributions over the amount of $5,158,775 for same nine months the year before.

e.
Revenue generated from processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services was $17,910,539 and $22,639,652 for the nine months ended December 31 of 2006 and 2005 respectively. The decrease of $4,729,113 partially offset the sales growth as discussed above.

For the nine months ended December 31, 2006, the Company generated approximately 98.86% of its traditional main products sales revenue of $117 million through its wholesale distributor networks and about 1.14% through the supermarket retailers. Of the traditional main products sales revenue of $67 million generated for the nine months ended December 31, 2005, about 98.57% was from distributors and about 1.43% from supermarket retailers.

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

Cost of Sales

Cost of sales for the nine months ended December 31, 2006 increased to $77,069,117 from $55,210,185 for the nine months ended December 31, 2005.

The cost of traditional main products for the nine months ended December 31, 2006 increased to $43,952,525 from $28,833,625 for the nine months ended December 31, 2005. The increase of $15,118,900 was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases. Among the increase of $15,118,900 related to traditional main products, the increase of 6,501 tons sold of the traditional main products resulted in $14,129,911 increase of cost. The average cost per unit increased by $50 per metric ton, resulting in $988,989 cost increase for the nine months ended December 31, 2006.

The launch of new products accounted for an increase of $10,963,886 in the total cost of sales for the nine months ended December 31, 2006 compared to the respective prior year.

The total cost of sales also included costs associated with processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services which decreased $4,223,854 to $17,695,031 for the nine months ended December 31, 2006 from $21,918,886 in the same period prior year. This cost decrease was in proportion to the level of business activities in these areas. Due to the fact that such non-core business activities are carried out only at times when excess capacities are available, their output and related costs tend to fluctuate since related sales and service contracts are often made on an ad hoc basis.

Gross Profit

Concurrent with the sales increase in the nine months ended December 31, 2006 compared to 2005, the Company experienced a significant increase in gross profit. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Gross profit was $74,831,701 or 49% of sales for the nine months ended December 31, 2006, compared to $39,930,950 or 42% of sales for the nine months ended December 31, 2005. It was an increase of $34,900,750 or 87%.

The sales of traditional main products contributed $72,669,688 or 97% of gross profit for the nine months ended December 31, 2006 compared to $38,509,083 or 96% of gross profit for the nine months ended December 31, 2005. New product launches accounted for $1,946,505 in gross profit for the nine months ended December 31, 2006, as compared to $701,101 for the same nine months period the year before. Other non-core products and services accounted for $215,508 in gross profit for the nine months ended December 31, 2006, as compared to $720,767 for the nine months ended December 31, 2005.

Selling and Distribution Expenses

Selling and distribution expenses increased by $9,164,420 or 82% to $20,329,597 for the nine months ended December 31, 2006, as compared to $11,165,177 for the nine months ended December 31, 2005. The increase in selling and distribution expenses in the nine months ended December 31 2006 as compared to 2005 was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.  The total compensation to the sales force increased by $3,426,868 from $2,843,106 in the nine months ended December 31, 2005 to $6,269,974 in the nine months ended December 31, 2006. The increase was due to the hiring of additional sales personnel in response to expanding business and greater market penetration. In the meantime shipping and handling expenses increased by $1,325,423 from $1,578,107 in the nine months ended December 31, 2005 to $2,903,530 in the nine months ended December 31, 2006, proportionate to the increase in sales; and travel expenses increased by $462,939 from $1,010,833 in the nine months ended December 31, 2005 to $1,473,773 in the nine months ended December 31, 2006. The Company continued to expand its sales efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for much of the increases in expenses.

Advertising and Sales Promotion Expenses

Advertising and sales promotion increased by $15,521,022 or 95% to $31,785,677 for the nine months ended December 31, 2006, as compared to $16,264,655 for the nine months ended December 31, 2005 as a result of increased advertising and promotional activities. The major components of advertising and sales promotion expenses are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Nine months ended December 31
	2006	2005	change in $	change in %
Advertising	$6,044,502	$4,426,714	$1,617,788	36.55%
Sales promotion	25,741,175	11,837,941	13,903,234	117.45%
Totals	$31,785,677	$16,264,655	$15,521,022	95.43%

General and Administrative Expenses

General and administrative expenses increased by $75,997 to $4,282,151 for the nine months ended December 31, 2006, as compared to $4,206,155 for the nine months ended December 31, 2005. Most of the increases were for staff salaries, management expenses, and legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating as a public company. Moreover, due to the consolidation of certain business functions and development of shared services throughout the nine months ended December 31, 2006, total general and administrative expenses increased only slightly from the same period the year before.
Income from Operations

Based on the sales increase of $56.8 million or 60% and the cost of sales increase of $21.9 million or 40% for the nine months ended December 31, 2006, gross profit increase by almost $35 million or 87% compared to the nine months ended December 31, 2005. In the meantime, operational expenses also increased by approximately $24.8 million from $31.6 million for the nine months ended December 31, 2006 to $56.4 million for the respective period prior year. As a result, income from operations was $18,434,276 for the nine months ended December 31, 2006, as compared to $8,294,964 for the nine months ended December 31, 2005.

Finance costs

Finance costs increased by $4,625 to $1,590,602 for the nine months ended December 31, 2006, as compared to $1,585,976 for the nine months ended December 31, 2005.

Subsidy income

Subsidy income from local governments increased by $3,785,539 to $4,498,493 for the nine months ended December 31, 2006 as compared to $712,953 for the nine months ended December 31, 2005. These subsidies were provided to the Company as economic incentives and no repayment by the Company is required. In the nine months ended December 31, 2006 the Company received installments of subsidy payment from Inner Mongolia Zheng Lan Qi (County) as part of the cash award to the Company for its investment commitment in the county. On a non-recurring basis, the Company receives such subsidy from time to time.

Other Income/(Expenses), Net

Other income, net was $1,823 for the nine months ended December 31, 2006, and other expenses, net was $174,929 for the nine months ended December 31, 2005. The Company incurred these net income or expenses mainly as a result of sales and disposal of certain assets or fixed assets.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1,732,811 and $513,551 for the nine months ended December 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the fiscal year 2007 for some of the operating subsidiaries.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the nine months ended December 31, 2006 increased by $13,003,296 or 190% to $19,841,836 from $6,838,540 for the nine months ended December 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.40 for nine months ended December 31, 2006 and $0.14 for nine months ended December 31, 2005.

CHANGE IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $2,357,929 to $24,491,798 at December 31, 2006, as compared to $22,133,869 at March 31, 2006. The increase was mainly attributable to new bank loans of $15,298,524, offset by cash used in operating activities of $3,671,653 and cash spent in construction projects on plant and acquisition of fixed assets which amounted to $10,814,706. The remaining increase of $1,545,764 was the effect of exchange rate changes on cash items.

The Company used $3,671,653 of cash in operating activities for the nine months ended December 31, 2006. Trade receivables increased by $2,840,954 and advances to suppliers increased by $3,579,939. Expanded scale of operations from the increase in sales revenues in the nine months ended December 31, 2006 resulted in additional demand on working capital. Therefore, we experienced increased trade receivables and inventories to support our increased sales revenues and production activities.

Cash flows used in investing activities amounted to $10,814,706. During the nine months, we used $8,889,271 for the construction of a new factory plant and facilities. The facilities are expected to be completed by the end of 2007. We also spent around $1,984,109 for new machinery and equipment.

Working Deficit

Working deficit improved by $6.7 million to $2.6 million at December 31, 2006, from $9.3 million at March 31, 2006. The improvement in working deficit reflects an increase in the ratio of current assets over current liabilities to 97% from 84% over the periods in discussion.

During the fiscal year ending March 31, 2007, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We believe our existing cash, cash from operations and credit facilities at December 31, 2006 are adequate to fund our operations for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any special purpose entities or off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

Please refer to footnote 14 to the Consolidated Financial Statements for a detailed discussion.

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-KSB/A for the year ended March 31, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please refer to footnote 4 to the Consolidated Financial Statements for detailed discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosure about market risk during the nine months ended December 31, 2006. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-KSB/A for the year ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the required time periods and is communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2007 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to Part I Item 1 as presented in our Annual Report on Form 10-KSB/A for the year ended March 31, 2006. There has been no material changes in our risk factors during the nine months ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement dated as of June 14, 2005 (2)

10.2	License and Supply Agreement dated as of September 1st , 2003 (3)

10.3	Agreement between he Company and the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia, with Amendment and Schedule (4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10SB126 filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated herein by reference from the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2006.

(4)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: February 13, 2007	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer