Form 10KSB/A
period 2006-03-31
Synutra International, Inc.
filed 2007-03-16
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 4)

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

EXPLANATORY NOTE:

We are filing this Amendment No. 4 to the Synutra International, Inc. (“we”, or the “Company”) Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, in response to comments issued by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“the Commission”). The Commission issued its comments to the Company on March 7, 2007 in connection with its review of the Company’s Annual Report on Form 10-KSB/A Amendment No. 3 for the fiscal year ended March 31, 2006 filed with SEC on February 5, 2007.

Based on comments and discussion with Staff, and after consultation with the Company’s independent registered public accounting firm, the Company amended this filing as follows to include or revise information necessary to improve the disclosures:

•  Disclosures were added in Note 7Due From/(To) Related Parties to the Consolidated Financial Statements to clarify that the Company is not obligated to provide any type of financial support to the related parties discussed.

•  In Note 14 Related Party Transactions to the Consolidated Financial Statements, the Company previously disclosed “Sales to Related Parties” as (a) sales to related companies and (b) other income to related companies. In this Form 10-KSB/A Amendment No. 4, these captions have been changed to (a) Main Product Sales to Related Companies, and (b) Ancillary Product Sales to Related Companies, to be consistent with the presentation in the Consolidated Statements of Income.

• Disclosures in Item 6 MD&A Results of Operations have been revised to provide factors underlying the variances of the sales, cost of sales, and gross profit of our ancillary products.

• Disclosures in Item 8A Controls and Procedures have been updated in light of the four restatements of the Company’s Form 10-KSB.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing of Form 10-KSB, and Form 10-KSB/A Amendment No. 1, 2, and 3 and this Form 10-KSB/A does not otherwise reflect events occurring after the original filing of Form 10-KSB and Form 10-KSB/A Amendment No. 1, 2, 3 or otherwise modify or update these disclosures. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB and Form 10-KSB/A Amendment No. 1, 2, and 3.

TABLE OF CONTENTS

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.	FINANCIAL STATEMENTS

ITEM 8A.	CONTROLS AND PROCEDURES

PART III

ITEM 13.	EXHIBITS

SIGNATURES

-i-

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

	Fiscal Quarters Ended (as Restated)
	Fiscal Year 2006				Fiscal Year 2005
(in thousands of US dollars except per share data)	05-Jun	05-Sep	05-Dec	06-Mar	04-Jun	04-Sep	04-Dec	05-Mar
Revenue	$21,164	$30,171	$43,805	$37,551	$11,176	$15,071	$18,512	$18,693
Gross Profit	9,508	14,548	15,875	17,338	4,337	6,299	8,077	9,567
Operating expenses	(7,932)	(12,174)	(11,531)	(12,095)	(6,042)	(6,475)	(4,510)	(6,254)
Income(loss) from operations	1,576	2,374	4,344	5,242	(1,706)	(176)	3,567	3,314
Finance costs	(415)	(871)	(299)	(396)	(256)	(304)	(380)	(228)
Subsidy	604	43	66	21			271
Interest income	64	40	2	131	24	23	22	75
Other income/ (expenses)	(79)	30	(126)	130	(102)	(61)	(70)	(58)
Pre-tax income(loss)	1,750	1,615	3,986	5,129	(2,040)	(518)	3,410	3,103
Income tax benefit	(26)	(279)	(209)	(932)	(15)	(23)	(19)	(31)
Net income (loss) before minority interest	1,724	1,336	3,777	4,197	(2,055)	(540)	3,391	3,070
Minority interest	-	-	-	-	1,339	(1,018)	(2,564)	1,499
net income (loss)	$1,724	$1,336	$3,778	$4,197	$(716)	$(1,560)	$827	$4,571
Net income per share, diluted	$0.04	$0.03	$0.08	$0.08	$($0.02)	$($0.03)	$0.02	$0.10

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

Qingdao Women and Children Nutrition Research Co. Ltd is subject to 33% income tax.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows.
Name of subsidiaries	Period-Tax rate				Incorporation date
Qingdao St. George Dairy Co., Ltd.	2004-2005 0%	2006-2008 12%	After 2008 24%		Sep-01

Qingdao Sheng Yuan Dairy Co., Ltd.	all term 30%				Jan-98

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	Before 2005 33%	2006-2007 0%	2008-2010 16.50%	After 2010 33%	Apr-01

Bei’an Yipin Dairy Co., Ltd.	Before 2004 33%	2005-2006 0%	2007-2009 16.50%	After 2010 33%	4-Jun

Qingdao Women and Children Nutrition Research Co., Ltd	all term 33%				Apr-04

Zhangjiakou Shen Yuan Dairy Co., Ltd.	Before 2005 33%	2006-2007 0%	2008-2010 16.50%	After 2010 33%	Mar-04

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

For fiscal year ended March 31, 2006, toll drying, blending, and packaging services generated $4,236,080 in fees, an increase of $1,799,707 or 74% from $2,436,373 for the prior fiscal year ended March 31, 2005. Sales to industry customers of dairy and other ingredients and packaging materials amounted to $19,671,207 for the year ended March 31, 2006, an increase of $16,261,203 or 477% from $3,410,004 for the previous year. A newly developed nutritional supplement ingredient recorded sales of $3,876,081 in the year ended March 31, 2006. Sales of promotional products and other materials amounted to $1,721,486 for the year ended March 31, 2006, as compared to $1,645,278 for the year before. The toll drying, blending, and packaging increased significantly as the Company added new production capacities in the year ended March 31, 2006. The volume of sales in dairy and other ingredients and packaging materials to our customers increased significantly for the year because our customers’ business activities increased rapidly and transactions between industry customers increased significantly as the sector grew over for the same period.

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

e.
Revenue generated by ancillary products and services contributed $22,013,199 to the increase in gross sales, which included toll drying, blending, and packaging services for industry customers when excess production capacities are available; ad hoc sales of dairy and other ingredients and packaging materials to industry customers when excess materials are available; sales of a new nutritional supplement ingredient; and sales of promotional products and other materials.

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

The cost of ancillary services rendered in toll drying, blending, and packaging was $4,224,606 for the fiscal year ended March 31, 2006, as compared to $2,256,989 the year before, an increase of $1,967,617 or 87%. The cost of sales of dairy and other ingredients and packaging materials to industry customers amounted to $19,448,334 for the year ended March 31, 2006 as compared to $3,300,494 the year before, an increase of $16,147,840 or 489%. These cost increases, though significant, are in proportion to the increases in the sales of these ancillary products and services. The cost of sales of promotional products and other materials amounted to $1,719,618 for the year ended March 31, 2006 as compared to $1,644,044 for the year before. The cost of sales for the newly developed nutritional ingredient was $3,488,473 for the reporting period.

Gross Profit

Gross profit was $57,268,675 or 43.2% of sales for the year ended March 31, 2006, compared to $28,280,264 or 44.6% of sales for the year ended March 31, 2005. It was an increase of $28,988,411 or 102.5% in gross profit.

The sales of traditional main products contributed $55,637,682 or 97.2% of gross profits for the year ended March 31, 2006. Such main products sales contributed $27,990,135 or 99% gross profits for the year ended March 31, 2005. The gross profit of the ancillary products and services was $624,824 or about 1% of the consolidated gross profit for the year ended March 31, 2006, as compared to $290,129 or about 1% for the year before.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements are set forth at the end of this report after ITEM 13.

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

In light of the subsequent amendments to the 10-KSB, we have updated our assessment of the disclosure controls and procedures. We continue to believe that our disclosure controls and procedures are effective in capturing material transactions and events and communicating such to the Company’s officers in support of their timely decision making with regard to disclosure. In filing our first 10-KSB and subsequent amendments, the Company had been adjusting to the regulatory environment in the U.S. Most of the restatements had been resultant of adjustments in understanding or interpretation of regulatory rules, in anticipation of investor needs and expectations. Since October, 2006, the Company has engaged a U.S. CPA with expertise and competence in U.S. GAAP as well as Exchange Act filings, to further strengthen its financial reporting team, to assist the Company with U.S. GAAP compliance, and to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the required time periods and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In addition, the Company is implementing a “Section 404” compliance program in anticipation of the requirement for management attestation and auditor report on controls and procedures that will become applicable to the Company for the next fiscal year.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

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

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2006 AND 2005
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2006	March 31, 2005
Current Liabilities
Bank loans	$13,133,534	$12,299,885
Notes payable	19,112,823	19,821,180
Trade payables	12,579,942	4,966,997
Advance from customers	932,843	540,843
Other payables	4,569,873	4,400,128
Accrued expenses	498,786	293,640
Tax payables	1,996,789	605,915
Due to related parties	4,301,137	8,808,905
Including Trade payables	4,301,137	6,452,836
Notes payables	-	2,356,068
Total current liabilities	$57,125,726	$51,737,493

Long term liabilities	4,932,182	4,832,961

Total liabilities	$62,057,909	$56,570,454

Minority interest	-	(576)

Shareholders' equity
Share capital	5,000	4,600
Additional paid-in capital	8,226,033	7,205,809
Reserves	45,804	45,804
Retained profits	11,618,515	583,603
Accumulated comprehensive income/(loss)	1,055,397	(218,158)
Total shareholders' equity	$20,950,749	$7,621,657

TOTAL LIABILITIES AND SHAREHOLDERS'	$83,008,658	$64,191,535

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
	Restated, see Note 18	Restated, see Note 18
Sales	$132,691,502	$63,451,526
Including sales to related parties	20,983,249	4,820,854
Cost of sales	75,422,827	35,171,262
Including cost of sales to related parties	19,771,007	4,499,888
Gross profit	57,268,675	28,280,264
Selling & distribution expenses	15,494,007	11,269,262
Advertising and promotion	22,540,472	9,176,739
General & administrative expenses	5,697,969	2,835,180
Income from operations	13,536,227	4,999,083
Finance costs	(1,981,565)	(1,168,632)
Subsidy	734,035	270,779
Interest income	237,070	144,458
Other income/(expenses)	(44,602)	(290,988)
Income before tax	12,481,165	3,954,700
Corporation income tax - current	1,445,677	88,355
Net income before minority interests	11,035,488	3,866,345
Minority interests	(576)	(744,377)
Net income attributable to shareholders	11,034,912	3,121,968
Comprehensive income/(loss)	1,273,555	(109,805)
Comprehensive income	12,308,468	3,012,163

Earning per share
Basic and diluted	$0.23	$0.07
Weighted average common share outstanding
Basic and diluted	48,833,838	46,000,000

(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

The accompanying notes are an integral part of the consolidated financial statement.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (Restated)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Common					Accumulated
	Stock	Share	Additional		Retained	comprehensive
	Outstanding	capital	paid-in capital	Reserves	profits	income (loss)	Total
Balance at April 1, 2004	46,000,000	$4,600	$7,001,139	$29,149	$(2,521,710)	$(108,353)	$4,404,825
Capital contribution during the year			204,670				204,670
Net income for the year		-	-	-	3,121,968	-	3,121,968
Transfer to reserves				16,655	(16,655)	-	-
Other comprehensive income/(loss)			-	-	-	(109,805)	(109,805)
Balance at March 31, 2005	46,000,000	4,600	7,205,809	45,804	583,603	(218,158)	7,621,657
Acquisition of Vorsatech (Restated, see Note 18)	1,121,213	112.12	(17,473)				(17,361)
Capital stock issued to Financial consultant and finders	2,879,500	288	566,712				567,000
Capital contribution during the year			470,985				470,985
Excess in capital contribution		-	-	-	-	-	-
Net income for the year		-	-	-	11,034,912	-	11,034,912
Other comprehensive income/(loss)		-	-	-	-	1,273,555	1,273,555
Balance at March 31, 2006	50,000,713	$5,000	$8,226,033	$45,804	$11,618,515	$1,055,397	$20,950,749

(1)	All shares and additional paid-in capital have been restated to reflect recapitalization on July 15, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:
Net income	$11,034,912	$3,121,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	914,456	1,320,410
Bad Debt Expenses	214,742	98,123
Gain on short term investment	2,680	26,315
Minority interest	576	744,376
Financial consultants and finders fee	567,000

Changes in operating assets and liabilities:
Bills receivable	27,790	172,993
Trade receivable, net	(786,224)	(759,617)
Inventories	(5,032,412)	(327,256)
Advances to suppliers	367,572	86,514
Other receivable, net	(483,884)	10,916,178
Deferred expenses	257,939	(58,492)
Due from related parties	(519,911)	(5,592,687)
Due to related parties	(4,507,769)	(817,332)
Bills payable	(708,358)	7,738,778
Trade payable	7,612,945	417,910
Advances from customers	392,000	(320,458)
Other payable & accrued expenses	357,531	(2,566,741)
Tax payable	1,390,874	91,328

Net Cash Provided by Operating Activities	11,102,458	14,292,311

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(669,447)	(1,379,998)
Cash used for construction in progress	(7,045,914)	(13,224,460)
Purchases of intangible assets	(16,042)	(334,392)

Net Cash Used in Investing Activities	(7,731,403)	(14,938,852)

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Year ended	Year ended
	March 31, 2006	March 31, 2005
Cash Flows from Financing Activities:
Inception of bank loans, net	932,870	6,524,497
Repayment of bank loans, net	-	(3,624,721)
(Excess of)/ capital contribution	470,985	204,670

Net Cash Provided by Financing Activities	1,403,855	3,104,446

Net Change in Cash and Cash Equivalents	4,774,911	2,457,905

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,273,555	(109,805)

Cash and cash equivalents, beginning of period	16,085,403	13,737,303

Cash and cash equivalents, end of period	$22,133,869	$16,085,403

Supplementary Cash Flows Disclosures
Interest paid	$1,981,565	$1,168,632

Income taxes paid	$1,026,266	$95,451

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

Qingdao Women and Children Nutrition Research Co., Ltd is subject to 33% income tax.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows.
Name of subsidiaries	Period-Tax rate				Incorporation date
Qingdao St. George Dairy Co., Ltd.	2004-2005 0%	2006-2008 12%	After 2008 24%		Sep-01

Qingdao Sheng Yuan Dairy Co., Ltd.	all term 30%				Jan-98

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	Before 2005 33%	2006-2007 0%	2008-2010 16.50%	After 2010 33%	Apr-01

Bei’an Yipin Dairy Co., Ltd.	Before 2004 33%	2005-2006 0%	2007-2009 16.50%	After 2010 33%	4-Jun

Qingdao Women and Children Nutrition Research Co., Ltd	all term 33%				Apr-04

Zhangjiakou Shen Yuan Dairy Co., Ltd.	Before 2005 33%	2006-2007 0%	2008-2010 16.50%	After 2010 33%	Mar-04

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

March 31, 2006
Balance sheet	RMB	8.017	to US	$1.00
Operating statement	RMB	8.147	to US	$1.00

March 31, 2005
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

These entities are considered related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder. These related parties act only as the Company’s suppliers or distributors and there are no other relationships wherein the Company has the ability to exercise significant influence over the operating and financial policies of these parties. The Company is not obligated to provide any type of financial support to these related parties. The economic substance of each entity apart from its relationship with the Company and the controlling beneficial shareholder is discussed in the table below.

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

	For the Year Ended March 312006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(as restated)	(as restated)	(as restated)
Basic EPS
Income available to common stockholders	$11,034,912	48,833,838	$0.23

Effect of Dilutive Securities
Warrants and options	—	—	—
Convertible preferred stock	—	—	—

Diluted EPS
Income available to common stockholders + assumed conversions	11,034,912	48,833,838	$0.23

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

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

 a. Main Product Sales to Related Companies
	Year ended March 31, 2006	Year ended March 31, 2005
Beijing Honnete Dairy Corporation Ltd	1,254,083	—
St. Angel (Beijing Business Service)	1,047,813	323,837
Beijing Ao Naier Feed Stuff LLC	—	36
Beijing Ludin Xueyuan Trading Co. Ltd	526,853	270,075
Total	$2,828,749	$593,948

b. Ancillary Product Sales to Related Companies
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
		Common Stock Outstanding	Share Capital	Additional Paid-in Capital
		2,638,713	$264	$(17,625)
As Previously Reported	Acquisition of Vorsatech Capital Stock cancelled	(1,517,500)	$(152)	$152

Restated	Acquisition of Vorsatech	1,121,213	$112	$(17,473)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2007.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 4 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Liang Zhang Liang Zhang	Chief Executive Officer, and Chairman	March 14, 2007

/s/ Weiguo Zhang Weiguo Zhang	Chief Operating Officer	March 14, 2007

/s/ Jibin Zhang Jibin Zhang	Chief Financial Officer	March 14, 2007

/s/ Jinrong Chen Jinrong Chen	Director	March 14, 2007

/s/ Willie Wu Willie Wu	Director, Vice President	March 14, 2007