Form 10-Q/A
period 2006-12-31
Synutra International, Inc.
filed 2007-03-16
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

We are filing this amendment to the Synutra International, Inc. (“we”, or the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on February 14, 2007 (the “Original Filing”), to include or revise information necessary to improve the disclosures as follows:

•
In the Original Filing, we included the Consolidated Statements of Income for the three and nine months ended December 31, 2005 that were restated to reclassify certain sales and related costs of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services as part of revenue and cost of sales instead of other income (expense). There is no impact on the Net Income and Earnings per Share. We are providing additional disclosures on this Form 10-Q/A under Note 15 to the Consolidated Financial Statements to clearly indicate the prior year restatement as well as the impact of this prior year restatement. We also clearly labeled the Consolidated Statement of Income for the three and nine months ended December 31, 2005 as restated.

•	Disclosures in Item 2 MD&A Results of Operations have been updated to provide factors underlying variances in our ancillary products.

•	Disclosures in Item 4 Controls and Procedures have been updated in light of the prior year restatement.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the Original Filing. This Form 10-Q/A does not otherwise reflect events occurring after the Original Filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the Original Filing.

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

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2006	2005 (restated, see Note 15)	2006	2005 (restated, see Note 15)
Sales	$56,649,606	$43,805,294	$151,900,818	$95,141,136
Including sales to related parties	4,148,371	12,486,824	10,554,285	18,148,261
Cost of sales	27,721,449	27,930,627	77,069,117	55,210,185
Including cost of sales to related parties	3,916,816	12,615,018	10,465,468	17,767,529
Gross profit	28,928,157	15,874,667	74,831,701	39,930,950
Selling & distribution expenses	10,093,222	5,440,177	20,329,597	11,165,177
Advertising and promotion expenses	13,216,811	4,809,094	31,785,677	16,264,655
General & administrative expenses	1,965,139	1,281,265	4,282,151	4,206,155
Income from operations	3,652,985	4,344,131	18,434,276	8,294,964
Finance costs	(704,107)	(299,429)	(1,590,602)	(1,585,976)
Subsidy income	1,408,630	65,677	4,498,493	712,953
Interest income	109,357	1,596	230,657	105,656
Other income (expenses), net	11,921	(125,805)	1,823	(174,929)
Income before tax	4,478,786	3,986,169	21,574,647	7,352,667
Corporation income tax - current	286,944	208,552	1,732,811	513,551
Net income before minority interests	4,191,842	3,777,618	19,841,836	6,839,116
Minority interests	-	-	-	(576)
Net income attributable to shareholders	4,191,842	3,777,618	19,841,836	6,838,540
Other comprehensive income — foreign currency translation	892,788	172,596	1,545,764	816,601
Comprehensive income	5,084,630	3,950,214	21,387,600	7,655,141

Earning per share
Basic and diluted	$0.08	$0.08	$0.40	$0.14
Weighted average common share outstanding
Basic and diluted	50,000,713	50,000,713	50,000,713	48,444,880

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock outstanding	Registered Capital	Additional Paid-In Capital	Reserve	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2006	50,000,713	$5,000	$8,226,033	$45,804	$11,618,515	$1,055,397	$20,950,749
Net income	-	-	-	-	19,841,836	-	19,841,836
Other comprehensive income — foreign currency translation	-	-	-	-	-	1,547,764	1,547,764
Balance at December 31, 2006	50,000,713	$5,000	$8,226,033	$45,804	$31,460,351	$2,601,161	$42,338,349

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

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	Nine Months ended December 31,
	2006	2005
Cash Flows from Financing Activities:
Inception of bank loans, net	15,298,524	165,821
Capital contribution	-	417,880
Net Cash Used in Financing Activities	15,298,524	583,701

Net Change in Cash and Cash Equivalents	812,165	2,825,269

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,545,764	816,602

Cash and cash equivalents, beginning of period	22,133,869	16,085,403

Cash and cash equivalents, end of period	$24,491,798	$19,727,274

Supplementary Cash Flows Disclosures
Interest paid	$1,590,601	$1,018,976

Income taxes paid	$1,445,867	$513,551

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

In November, 2006 Zhangjiakou Sheng Yuan Co., Ltd., one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of about $900,000. At the close of the transaction Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in mid 2007 and it is designed to produce 7,200 tons per year infant formula products. The transfer of the above assets and the payment of the considerations have been accounted for in this quarterly report and no additional disclosure is deemed necessary.

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

Qingdao Women and Children Nutrition Research Co. Ltd. was subject to 33% income tax. This entity was dissolved in July 2006.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:
Name of subsidiaries	Period—Tax rate				Incorporation date
Qingdao St. George Dairy Co. Ltd	2004-2005	2006-2008	After 2008		Sep-01
	0%	12%	24%
Qingdao Sheng Yuan Dairy Co. Ltd	all term				Jan-98
	30%
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	Before 2005	2006-2007	2008-2010	After 2010	Apr-01
	33%	0%	16.50%	33%
Bei’an Yipin Dairy Co. Ltd	Before 2004	2005-2006	2007-2009	After 2009	Jun-04
	33%	0%	16.50%	33%
Qingdao Women and Children Nutrition Research Co. Ltd *	all term				Apr-04
	33%
Zhangjiakou Shen Yuan Co. Ltd	Before 2005	2006-2007	2008-2010	After 2010	Mar-04
	33%	0%	16.50%	33%

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

Reclassifications

Certain amounts in 2005 have been reclassified to conform with the 2006 presentation.

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

7. INVENTORIES

The Company's inventories at December 31, 2006 and March 31, 2006 are summarized as follows:

	December 31, 2006	31-Mar-06
Raw Materials	$1,920,313	$1,984,520
Work in Process	8,741,749	7,586,465
Finished Goods	3,471,602	2,131,552
Packing Materials & Other Consumables	815,953	86,896
Total	$14,949,617	$11,789,433

8. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification by name of related parties

a. Due from related parties

	31-Dec-06	31-Mar-06
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$1,185,982	$226,383
Sheng Zhi Da Dairy Group Corporation	674,817	(268,349)
Beijing Kelqin Dairy Co. Ltd	3,168,914	1,708,230
St. Angel (Beijing Business Service)	-	1,761,265
Beijing Honnete Dairy Corporation Ltd	16,948,423	4,185,149
Beijing Ao Naier Feed Stuff LLC	381,223	297,892
Beijing Ludin Xueyuan Trading Co. Ltd	219,115	691,793
Total Due from Related Companies	$22,578,474	$8,602,363

b. Due to related parties

	31-Dec-06	31-Mar-06
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$-	$705,602
Sheng Zhi Da Dairy Group Corporation	50,060	2,192,892
Beijing Kelqin Dairy Co. Ltd	278,134	63,909
Beijing Honnete Dairy Corporation Ltd	16,738	1,338,734
Total Due to Related Companies	$344,932	$4,301,137

B. Classification of Related Party Transactions by Nature

a.	Due from related parties

	31-Dec-06	31-Mar-06
Trade receivables	$3,388,029	$2,018,344
Prepayments for goods	1,760,694	4,525,769
Other receivables	17,429,751	2,058,250
Total	$22,578,474	$8,602,363

b. Due to related parties

	31-Dec-06	31-Mar-06
Trade payables	$278,134	$4,301,137
Advance from customers	16,738	-
Other payables	50.060	-
Total	$344,932	$4,301,137

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

14. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of December 31, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as of December 31, 2006 were as follows:

	Lease terms		Monthly payment	Mar-07	Mar-08	Mar-09
Office facilities in Beijing(SOHO903)	20-Apr-05	14-Dec-07	$7,239	$21,716	$61,528	-
Office facilities in Beijing(SOHO2903-2905)	15-Dec-04	14-Dec-07	10,975	32,925	93,287	-
Office facilities in Beijing	1-Jan-06	31-Dec-07	3,950	11,850	35,550	-
Total rent expenses				$66,491	$190,365	-

C. LEGAL PROCEEDINGS

None.

15. RESTATEMENT

The Consolidated Statements of Income for the three and nine months ended December 31, 2005 have been restated to reclassify certain sales and related costs of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services as part of revenue and cost of sales instead of other income (expense). There is no impact on the Net Income and Earnings per Share.

The following items in the Consolidated Statements of Income have been restated as follows:

	Three Months ended December 31, 2005		Nine Months ended December 31, 2005
	Previously Reported	Restated	Previously Reported	Restated

Sales	$29,887,236	$43,805,294	$151,900,818	$95,141,136
Including sales to related parties	410,054	12,486,824	10,554,285	18,148,261
Cost of sales	13,869,681	27,930,627	77,069,117	55,210,185
Including cost of sales to related parties	190,293	12,615,018	10,465,468	17,767,529
Gross profit	16,017,555	15,874,667	74,831,701	39,930,950
Income from operations	4,487,019	4,344,131	18,434,276	8,294,964
Finance costs, or Interest expense	(299,429)	(299,429)	(1,585,976)	(1,585,976)
Subsidy income *	-	65,677	-	712,953
Interest income *	-	1,596	-	105,656
Other income (expenses), net	(63,834)	(125,805)	(1,602,388)	(174,929)
Other Expenses **	(136,586)	-	237,942	-
Income before tax	4,478,786	3,986,169	1,574,647	7,352,667

* The Subsidy income and interest income were previously included in other income (expenses), net for the three and nine months ended December 31, 2005, and have been reported separately in this filing to conform to the current period presentation.

** Other expenses were previously reported separately for the three and nine months ended December 31, 2005, and have been included in other income (expenses), net in this filing to conform to the current period presentation.

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

In November, 2006 Zhangjiakou Sheng Yuan Co., Ltd., one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of about $900,000. At the close of the transaction Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in mid 2007 and it is designed to produce 7,200 tons per year infant formula products. The transfer of the above assets and the payment of the considerations have been accounted for in this quarterly report and no additional disclosure is deemed necessary.

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

e.
Revenue generated from ancillary products and services included sales of dairy and other ingredients and packaging materials to industry customers, and toll drying, packaging and blending services which amounted to $8,398,263 and $13,918,058 for the three months ended December 31 of 2006 and 2005 respectively. The decrease of $5,519,795 partially offset the sales growth as discussed above.

The decrease in revenue from ancillary product and services for the three months ended December 31, 2006 was a result of tight market supply of dairy ingredients and reduction in our excess production capacities available for other industry customers.

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

Selling and Distribution Expenses

Selling and distribution expenses increased by $4,653,045 or 86% to $10,093,222 for the three months ended December 31, 2006, as compared to $5,440,177 for the three months ended December 31, 2005. The increase was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.  The total compensation to the sales force increased by $1,343,685 from $1,116,689 in the three months ended December 31, 2005 to $2,460,374 in the three months ended December 31, 2006. The increase was due to the hiring of additional sales personnel in response to expanding business and greater market penetration. In the meantime shipping and handling expenses increased by $836,268 from $461,928 in the three months ended December 31, 2005 to $1,298,195 in the three months ended December 31, 2006, proportionate to the increase in sales; and travel expenses increased by $152,453 from $383,418 in the three months ended December 31, 2005 to $535,961 in the three months ended December 31, 2006. The Company continued to expand its sales promotion efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for much of the increases in expenses.

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

Subsidy income

Subsidy income from local governments increased by $1,342,953 to $1,408,630 for the three months ended December 31, 2006 as compared to $65,677 for the three months ended December 31, 2005. These subsidies were provided to the Company as economic incentives and no repayment by the Company is required. In the three months ended December 31, the Company continued to receive installments of subsidy payment from Inner Mongolia Zheng Lan Qi (County) as part of the cash award to the Company for its investment commitment in the county. On a non-recurring basis, the Company receives such subsidy from time to time.

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

e.
Revenue generated from ancillary products and services included sales of dairy and other ingredients and packaging materials to industry customers, and toll drying, packaging and blending services which amounted to $17,910,539 and $22,639,652 for the nine months ended December 31 of 2006 and 2005 respectively. The decrease of $4,729,113 partially offset the sales growth as discussed above.

The decrease in revenue from ancillary product and services for the nine months ended December 31, 2006 was a result of tight market supply of dairy ingredients and reduction in our excess production capacities available for other industry customers.

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

Selling and Distribution Expenses

Selling and distribution expenses increased by $9,164,420 or 82% to $20,329,597 for the nine months ended December 31, 2006, as compared to $11,165,177 for the nine months ended December 31, 2005. The increase in selling and distribution expenses in the nine months ended December 31 2006 as compared to 2005 was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.  The total compensation to the sales force increased by $3,426,868 from $2,843,106 in the nine months ended December 31, 2005 to $6,269,974 in the nine months ended December 31, 2006. The increase was due to the hiring of additional sales personnel in response to expanding business and greater market penetration. In the meantime shipping and handling expenses increased by $1,325,423 from $1,578,107 in the nine months ended December 31, 2005 to $2,903,530 in the nine months ended December 31, 2006, proportionate to the increase in sales; and travel expenses increased by $462,939 from $1,010,833 in the nine months ended December 31, 2005 to $1,473,773 in the nine months ended December 31, 2006. The Company continued to expand its sales promotion efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for much of the increases in expenses.

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

General and Administrative Expenses

General and administrative expenses increased by $75,997 to $4,282,151 for the nine months ended December 31, 2006, as compared to $4,206,155 for the nine months ended December 31, 2005. The increase in general and administrative expenses was due to the consolation of certain business functions and development of shared services.

Income from Operations

Based on the sales increase of $56.8 million or 60% and the cost of sales increase of $21.9 million or 40% for the nine months ended December 31, 2006, gross profit increase by almost $35 million or 87% compared to the nine months ended December 31, 2005. In the meantime, operational expenses also increased by approximately $24.8 million from $31.6 million for the nine months ended December 31, 2006 to $56.4 million for the respective period prior year. As a result, income from operations was $18,434,275 for the nine months ended December 31, 2006, as compared to $8,294,964 for the nine months ended December 31, 2005.

Finance costs

Finance costs increased by $4,625 to $1,590,601 for the nine months ended December 31, 2006, as compared to $1,585,976 for the nine months ended December 31, 2005.

Subsidy income

Subsidy income from local governments increased by $3,785,539 to $4,498,493 for the nine months ended December 31, 2006 as compared to $712,953 for the nine months ended December 31, 2005. These subsidies were provided to the Company as economic incentives and no repayment by the Company is required. In the nine months ended December 31, the Company received installments of subsidy payment from Inner Mongolia Zheng Lan Qi (County) as part of the cash award to the Company for its investment commitment in the county. On a non-recurring basis, the Company receives such subsidy from time to time.

Other Income/(Expenses), Net

Other income, net was $1,824 for the nine months ended December 31, 2006, and other expenses, net was $174,929 for the nine months ended December 31, 2005. The Company incurred these net income or expenses mainly as a result of sales and disposal of certain assets or fixed assets.

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

CHANGE IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $2,357,929 to $24,491,798 at December 31, 2006, as compared to $22,133,869 at March 31, 2006. The increase was mainly attributable to new bank loans of $15,298,524, offset by cash used in operating activities of $3,671,652 and cash spent in construction projects on plant and acquisition of fixed assets which amounted to $10,814,706. The remaining increase of $1,545,763 was the effect of exchange rate changes on cash items.

The Company used $3,671,652 of cash for the nine months ended December 31, 2006. Trade receivables decreased by $2,840,954 and advances to suppliers decreased by $3,579,939. Expanded scale of operations from the increase in sales revenues in the nine months ended December 31, 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities.

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

In light of the number of amendments to the Company’s filings, we have updated our assessment of the disclosure controls and procedures. We continue to believe that our disclosure controls and procedures are effective in capturing material transactions and events and communicating such to the Company’s officers in support of their timely decision making with regard to disclosure. In filing our first 10-KSB and subsequent amendments, the Company had been adjusting to the regulatory environment in the U.S. Most of the restatements had been resultant of adjustments in understanding or interpretation of regulatory rules, in anticipation of investor needs and expectations. Since October, 2006, the Company has engaged a U.S. CPA with expertise and competence in U.S. GAAP as well as Exchange Act filings, to further strengthen its financial reporting team, to assist the Company with U.S. GAAP compliance, and to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the required time periods and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In addition, the Company is implementing a “Section 404” compliance program in anticipation of the requirement for management attestation and auditor report on controls and procedures that will become applicable to the Company for the next fiscal year.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2007 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SYNUTRA INTERNATIONAL, INC.

Date: March 14, 2007	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer