Form 10-K
period 2007-03-31
Synutra International, Inc.
filed 2007-06-29
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - MARCH 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission file number 000-50601

SYNUTRA INTERNATIONAL, INC.

DELAWARE (State or Other jurisdiction of Incorporation or Organization)	13-4306188 I. R. S. Employer Identification No.

2275 RESEARCH BLVD. SUITE 500
ROCKVILLE, MARYLAND 20850
301-840-3888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average closing sale price of the registrant’s common stock for 20 trading days before September 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $67,401,030

As of June 18, 2007, there were 54,000,713 shares of the registrant’s Common Stock outstanding.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of eight companies in the People’s Republic of China, (“China” or the “PRC”) described below, each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards. Approximately 77% of the revenue for the fiscal year ended March 31, 2007 was from pediatric nutritional products and the rest from adult and other products. Synutra also produces and sells retail packaged rice cereals, which extends its diary based nutritional product lines. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. In the fiscal year ended March 31, 2007, the Company continued to experience significant growth in the newly launched premium infant formula products and line extensions. These new premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. At the same time, Synutra continued to make and sell non-fat dry milk as well as anhydrous milk-fat. During fiscal year 2007, Synutra saw its production capacities nearly double with the commissioning of a modern spray-drying facility in Zhangjiakou, Hebei province. The Company also acquired new dairy processing assets in Inner Mongolia for both milk powder operations and for other dairy-protein products.

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

Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”) is engaged in the production and processing of all of Synutra’s products under the brand names Super, U-Smart, U-Strong, and National Standards

On July 15, 2005, pursuant to a Share Exchange Agreement dated as of June 14, 2005 among the Company, Thomas Braun, Beams Power Investment Limited, Strong Gold Finance Ltd and Synutra Illinois, the Company issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra Illinois that owned all the registered capital of the six subsidiaries at the time (the “Exchange”). As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of the Company.

On April 12, 2007, the Company’s Common Stock was listed on the NASDAQ Global Market.

On November 6, 2006, the Company consummated a transaction with the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia in which the Company acquired certain assets including approximately $256,000 in land use rights and $5,635,000 in plant and buildings under construction. In connection with the acquisition, the Company established a wholly owned company, the Inner Mongolia Sheng Yuan Food Co., Ltd., to produce milk fat and other diary-based food ingredients.

In November 2006, Zhangjiakou Sheng Yuan Co., Ltd., one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of about $900,000. At the close of the transaction, Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in late 2007 and is designed to produce 7,200 tons per year of infant formula products.

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., with three principals of Mei Hua Company and its affiliate who are engaged in developing, manufacturing, and exporting chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. The Company has been a business partner with these individuals for the past year in financing exports of the nutraceutical products which generated other income for the company. In the business venture, the Company has made an initial investment of $7.5 million to acquire a 70% stake in the resulting business, while the three individuals involved hold the remaining 30% of the business, with their contribution of technologies, know-how, marketing and sales effort, and client access valued accordingly. Part of the cash investment is being used to finance plant construction and equipment procurement to achieve a capacity of 700 tons per year of chondroitin sulfates and 2,000 tons per year of high grade polypeptide collagen protein in 12 months. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this transaction was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

THE INDUSTRY

China’s baby food industry, dominated by infant formula, is a multi-billion dollar business and has experienced double-digit growth rate yearly in the past five years. The growth is a result of the rising demand from the increased affluence of the Chinese population and the penetration of milk formula into the rural market as well as a growing female working population. Along with rising income, Chinese parents are expected to spend more on infant formula as they demand higher quality and greater variety. From the perspective of dairy products, China’s per capita dairy consumption is still relatively low which implies ample room for growth. In 2005, China’s per capita dairy intake was only 21.7kg, about 20% of the global average. Milk consumption in China is unbalanced, with the majority of consumption in large cities and economically developed regions, whereas the consumption of the rural population is 1/10 of that of the urban population. The disparity represents a substantial opportunity in the rural regions.

There are about 18 million new babies born each year in China according to the National Statistics Bureau of the PRC. Synutra’s management initially estimated that an average infant in China consumes approximately 30 kilograms per year of dairy products and that infants generally consume dairy based formula products for approximately 2.5 years. Therefore Synutra’s management has estimated the potential market demand for infant formula products per year in China to be approximately 1.35 million tons. Based on Chinese industry statistics, management has calculated that the actual production volume of infant formula dairy products was more than 300,000 tons in 2006. Therefore, management believes that there is potential for growth in demand for infant formula dairy products in China. Synutra’s management estimates that the total market size of dairy based nutritional products for infants and children in terms of sales in China was about US$2 billion during 2006, representing a 5% growth rate over the past year. Currently, the sales growth has been mainly derived from increasing demand from medium size urban areas.

The year 2007 is marked as the “Year of the Golden Pig” in China, a desirable occurrence in a 60-year cycle in the traditional Chinese calendar that spurs higher birth rate. According to media reports and management estimates, a 30% increase in the number of birth is expected in the 2007 baby boom, expanding the market size of infant nutritional products and providing a unique growth opportunity for the Company.

The alternative to using infant formula is the choice to breastfeed. Synutra’s management believes that Chinese woman generally only breastfeed babies for the first six months of an infant’s life. After the first 6 months, management believes that there are several reasons why mothers may choose to use infant formula over breastfeeding: first, many mothers have to go back to work after 6 months making breastfeeding harder to manage, and second, the current infant formula products available in the Chinese market do provide adequate nutritional value and, therefore, mothers are more likely to be comfortable using formula as an adequate breast milk substitute. According to an official WHO presentation in August, 2006, the breastfeeding rate in China has been decreasing in recent years, with certain cities and regions dipping to around 61% of the nursing mothers.

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

According to China’s National Statistics Bureau, about 70% of the 18 million babies per year are born in rural areas where access to and availability of infant formula products are limited or these products are less affordable. In 2004 the milk powder market in rural China was estimated at about $500 million, representing a 20% per annum growth, largely due to increases in rural income. As the Chinese economy continues its dynamic growth, the associated rise in income and wealth is expected to continue as well. The growth in the demand and sales of baby food is expected to remain strong, mainly because parents are expected to spend more on baby food along with demand for higher quality and greater variety products for their child. Total baby food sales is expected to reach about RMB24.5 billion by 2010.

In recent years, there has been increasing demand in China for high-end/premium infant formula products due to increasing consumer awareness in brand image and nutritional value of the products and services offered by the producers. In addition to generic food industry regulations, the Chinese government has implemented regulations for infant and child food manufacturers, specifying standards of company size and scale of production, technical expertise and suitability of production facilities (such as the good manufacturing practice standards). As such, the barrier to entry in the infant formula industry has increased, and Synutra’s management believes that many small scale infant formula producers have ceased operations in light of the new regulations.

There is no available market study for the adult dairy based nutritional products. According to management of Synutra, the current estimated market size of adult dairy based nutritional products is about 500,000 tons in volume and US$1.5 billion in sales during 2004. Management estimates that approximately 70% of the current manufacturers in this market were originally milk powder manufacturers, with the rest of the market consisting of infant formula manufacturers who have expanded their manufacturing into adult dairy nutritional products. Management of Synutra believes that infant formula manufacturers may have better technology, know-how, brand image and compliance capability to expand into the adult market compared to those solely milk powder producers.

Increased income levels and higher standards of living typically lead to greater health awareness among the population and demand for better quality and more sophisticated food products. This is the so-called “wealth effect” whereby the growth of consumer spending on health and nutrition far out-paces spending in other areas as the general population becomes richer. This trend is expected to drive growth in both the pediatric and adult dairy-based nutritional products going forward.

SYNUTRA PRODUCTS

Products

Synutra products include a broad line of pediatric and adult nutritionals. These products are mostly sold through distributors, or directly to consumers, sometimes on the recommendation of physicians or other healthcare professionals.

Synutra’s pediatric nutritional products are marketed and sold under the “Sheng Yuan” label with brand designations including Super, U-Smart, U-Strong, and National Standard. Synutra’s pediatric nutritional product lines, which include infant formulas as well as rice cereal products, cover the full range of pricing tiers in the China marketplace. Synutra’s premium product line of Super series was launched in mid 2005 and has experienced the fastest growth among all Synutra pediatric product lines. The U-Smart series products form Synutra’s flagship product line and are priced and marketed as the mid-to-high end infant formula segment of the Chinese market in terms of its quality and pricing. The U-Strong and National Standard brands among the pediatric lines target the mid to lower priced market segment, largely in less developed markets.

According to a McBaby study commissioned by Nomura in 2006, Synutra’s infant formula brand was ranked number 5 in China among all manufacturers (including multinationals) in terms of brand recognition and consumer preference and number 1 among Chinese manufacturers (based on the same study). In terms of market share of product sales, Synutra products were found to rank number 4 among all manufacturers, including multinational companies, and number 2 among all recognizable domestic Chinese manufacturers as of March 2007 (source: CIC, Ministry of Commerce).

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

During the current fiscal year ended March 31, 2007, Synutra made extensive adjustments to its product portfolio, upgrading product lines, and adding new products or line extensions to respond to market needs. The Super series added a Super Children’s Growth Formula for 3-7 year olds, a series of Super Special Purpose Formulas for preemies/low birth weight babies, for babies with diarrhea, and a lactose free formula, in addition to soy-based formulas for both infants and toddlers. The U-Smart series upgraded the entire product line with product concept, nutritional profile, packaging, as well as pricing. In addition to a successful launch of its Gold Package in early 2006, the Company also plans to add easy-to-use, single-serving packages (for more sophisticated consumers) in 2007 to the U-Smart line. The U-Strong series further refined its product stages with new line extensions to meet consumer expectations. In the meantime, the series also went through a complete upgrade in product concept, packaging, and pricing.

Synutra sells formulated milk powder products that are marketed for the elderly and women, students, and young adults under the Sheng Yuan label, with the brand designation of “U-Love.” These products come in formulations that are developed to address health concerns of various age group consumers, such as those of middle-aged and elderly consumers in cardiologic health, diabetic conditions, and calcium deficiency. Synutra also has a product specially designed for young adults to address their needs in calcium and other nutrients fortifications. In the adult formulated milk powder area, Synutra offers a range of products in whole milk powder, calcium plus, and a sweet powder, targeting a broader market.

Under the label of U-Love, Synutra’s milk powder products for adults, women, and young adults also went through upgrades to further clarify the health and nutrition message and product image.

Management of Synutra believes that the market for adult formulated milk powder will be a growth area for the Company as it leverages its existing sales and marketing channels for its infant formula, brand recognition and expertise in Synutra’s infant formula business to grow sales and increase the number of product lines in the adult nutrition business. In current reporting fiscal year, Synutra’s adult milk powder products grew in proportion to the dairy-based pediatric product growth.

In the current fiscal year ended March 31, 2007, Synutra continued to improve its rice cereal products as supplemental and functional foods to infants and children’s diary-based formula products. These improvements included upgrades to packaging as well as new additions in the line with new functionalities, new tastes and flavors, and new protein sources such as fish and chicken.

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

Production and Processing

Raw Materials. Synutra’s business depends on obtaining adequate raw materials. A key ingredient is fresh fluid milk. The Company has met its needs by purchasing fluid milk on the open market in established dairy regions in northern and northeastern China. Synutra negotiates the purchase price of milk with many dairy farmers and cooperatives on the basis of milk quality and other terms and conditions. In certain cases, Synutra has worked in partnership with local government economic development and poverty reduction programs available to fresh milk suppliers to help finance portions of their herd. Synutra provides targeted loan guarantees to suppliers who are located in the regions where Synutra’s manufacturing plants are located. About 30% of Synutra’s fresh milk suppliers took advantage of these financing programs. As such, these loans sustain the suppliers through demand fluctuations and therefore add to stability and availability of its fresh milk supply. Through this ongoing public-private partnership program, Synutra has extended financing to over 100 dairy farmers in the Chabei ranch region of Hebei province.

The other key ingredient used in manufacturing infant formula products is de-mineralized whey protein powder that is used to reconstitute dairy-based formula to make it more like human milk. Synutra obtains all of it s supply of whey protein powder on arm’s length terms from Beijing Honnete Dairy Co., Ltd., a large volume trader of processed dairy products in China.   Beijing Honnete Dairy Co., Ltd., a company controlled by Liang Zhang, the Company’s Chief Executive Officer, currently supplies about 70% of China’s whey protein powder.

Synutra has entered into a licensing agreement with Martek Biosciences Corporation to supply Synutra with Martek’s formulation of the DHA and ARA fatty acids for incorporation into Synutra’s products. As noted above, these fatty acids are considered beneficial to infant brain and vision development. Martek’s fatty acids are the only FDA approved products on the market that are considered to be safe for use in infant formulas. This licensing agreement provides Synutra with rights to market its products (infant formulas fortified with Martek DHA and ARA fatty acids) with label reference to their FDA GRAS status , at a given purchase price, and with periodic royalty payments with rates that diminish over 25 years to end up with no royalty due at the end of that period.

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

Synutra has a total installed production capacity of 28,000 tons per year for infant formulas and like products and anticipates to add another 22,200 tons per year in the near future. Synutra believes it has sufficient capacity for manufacturing its products for the foreseeable future.

Synutra’s Infant Formula Production Capacities:

Name of Facility	Installed Capacity Tons/year	Planned Expansion By end of 2007	Future Capacity
Zhagjiakou	22,000		22,000
Luobei	3,000	15,000	18,000
Bei’an	3,000		3,000
Meng Yuan		7,200	7,200
Totals	28,000	22,200	50,200

Packaging. One of Synutra’s subsidiaries, Qingdao ST George Dairy Co., Ltd., currently serves as the main packaging plant which receives from Synutra’s manufacturing facilities commercially packaged products and repackages them into retail size container tins or stand-up display pouches. This packaging facility currently also provides inventory control and logistics management, as well as product quality monitoring and product development assistance. The packaging plant also maintains certain dry blending capabilities whereby certain pre-packaging product modification and formulation adjustments can be performed to address its private label customer needs. In the fiscal year ended March 31, 2007, a new Indosa (Swiss) high speed steel can packaging machine was put in service, in addition to 2 new Wolf (German) high speed pouch packaging lines. The Company’s packaging plant currently has an installed capacity of 60,000 tons per year.

Distribution. Synutra’s packaging subsidiary, Qingdao ST George Dairy Co., Ltd, also serves as its national distribution center in China. Synutra employs trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distribution centers. Synutra is currently only distributing its products in China. Synutra has not finalized any plans to grow the business and sales outside of China but it is currently considering future distribution of its products to countries in South Asia and Southeast Asia.

RESEARCH AND DEVELOPMENT

All of Synutra’s product formulations have been developed internally and are proprietary. Synutra currently owns and manages 8 registered trademarks of its brand names in China, 1 registered trademark in Hong Kong, and 1 registered trademark in the U.S., in addition to another 8 trademark applications that are pending approval.   Key employees of Synutra who have access to proprietary formulations are required to sign non-disclosure agreements. Synutra uses internal procedures and safeguards to protect the confidentiality of its information. The primary subjects of the Company’s R&D activities involved new product formulation, new ingredients, and new methods to incorporate certain nutrients the Synutra products, and ways to improve product tastes and ingredients’ shelf stabilities.

Synutra places primary importance on quality and has established a quality control system and food safety managing systems for the purchase of raw materials, fresh milk checks, production, packaging, storing, transporting, as well as after sales service. Synutra places testing equipment or implements control procedures at each stage of production including at the purchase of raw materials to ensure the highest ingredients and product quality as well as product safety. Every step of production, transportation and storage has strict internal regulation and is consistently monitored by highly trained employees. Each employee has been specifically trained for quality control purposes. Synutra has been increasing its investment in quality control equipment and training. During fiscal year ended March 31, 2007, Synutra spent approximately $0.5 million in quality control equipment and training.

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

We have devoted between 0.3% and 0.6% of revenues to research and development during each of the three years ended March 31, 2007, 2006, and 2005. Research and development expenses were $0.7 million, $0.5 million, and $0.4 million, for fiscal years ended March 31, 2007, 2006, and 2005, respectively.

SALES AND MARKETING

Synutra generally sells nutritional products directly to various distributors and some retailers , in addition to healthcare facilities and government agencies. The main approach of Company’s marketing efforts for nutritional products had been directed at extending retail coverage in terms of geography and market tiers. Over the fiscal year ended March 31, 2007, the Company has adopted an integrated sales and marketing approach that brought together advertising, brand-building, securing the recommendation of Synutra's brand of products by physicians or other healthcare professionals, as well as store-level promotions. Working with the integrated database sales and marketing platform is a professional sales team of more than 400 to acquire, process, and manage targeted customer information. According to management data, Synutra has over a million individual customers, of which 810,000 individual user profiles are maintained by Synutra’s databases as of March 31, 2007.

Synutra has a sales network throughout 24 provinces and municipalities, covering 264 regional cities, and more than 1320 counties. The sales group is divided into 2 sub-national regions, Southern and Northern China. The Southern China region covers in the aggregate 10 provincial sales regions, including Hubei, An’hui, Yuedong, Yuexi, Sichuan, Chongqing, Hunan, Jiangxi, Yungui and Fujian. The Northern China region covers Heiji, Liaoning, Jinji, Henan, Ludong, Luxi, Xibei, Jiangsu, Zhejiang, and Beijing. Each provincial sales region covers 8 to 20 city sales areas which act as an operation unit, while each city sales area covers 3 to 20 county sales areas which act as an operation unit. The sales team consists of a regional manager for each of the Northern and Southern China sales regions, plus an additional 20 provincial and 200 city managers throughout China. In addition, Synutra hires for each city sales manager approximately 25 temporary consultants who are located at retail stores throughout China. Synutra hires and trains these consultants to work at specific stores for a limited period of time to provide specific information about its products directly to the consumers. Synutra uses a “portfolio” sales approach so that all sales personnel have the ability to sell Synutra’s entire product line. As of March 31, 2007, Synutra retained a total sales force of approximately 2,100 employees with a layered management structure, along with about 11,000 commissioned field nutrition consultants or retail site promoters.

Synutra works with more than 500 first tier regional and city distributors, about 800 second tier sub-distributors, and more than 46,000 retail shops or points of sale that work directly with Synutra’s sales team. The first tier distributors normally have exclusive distribution rights in the respective regions and cities to distribute Synutra products, and are also responsible for developing the second tier sub-distributors in their own region and cities. Synutra typically signs an annual contract with each of its distributors, which establish a range of sales obligations for the individual distributors and the respective pricing range. The retail sales personnel located at the store level are engaged on a short term basis and are compensated based on commissions for sales. Synutra intends to expand its sales organization into additional provinces, cities and municipalities that it does not currently serve.

As part of integrated sales and marketing approach, Synutra has built a team of more than 400 trained employees with medical or healthcare background to work in areas of brand promotion, medical promotion and hospital brand recognition for its products (except for products for infants of less than 6 months of age). These sales and marketing team members work directly with more than 5,000 hospitals in over 300 counties throughout the country to provide maternity and infant nutrition and health education programs. As of December, 2006, the Synutra team had run more than 5,000 new mother or mother-to-be sessions. Synutra has established a national customer service call center providing live and toll-free information support to customers and/or potential customers in prenatal, nursing, baby care education, product information, and complaint and dispute resolution.

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

In the fiscal year ended March 31, 2007, Synutra greatly expanded its nationwide television advertising coverage. In addition to other media such as newspapers, child-raising and medical periodicals, and internet portals and spaces, Synutra increased spending in advertising by many folds, securing prime time placements with China Central Television and other premium regional or satellite properties.

GOVERNMENT REGULATION

A number of key local and national government agencies are involved in approval for manufacturers in the infant formula market in China, including the Industry and Commerce Management and Administration (ICMA) Bureau, the Taxation Registration Office, Health and Hygiene Permitting Office (HHP), Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) and the State Food and Drug Administration Bureau (SFDA).

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

In December, 2006, the Chinese General Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) issued a new regulation regarding “Special Purpose Formulated Milk Powder” and updated the “Implementation Rules for Permitting Production of Formulated Milk Powder for Infant and Children.” These new and updated regulations and rules will help standardize manufacturing requirements and will help enhance market competition.

In 1981, the World Health Organization (WHO) and the United Nations Children’s Fund (UNICEF) jointly established the International Code of Marketing of Breast-milk Substitutes, in order to sustain and encourage more breastfeeding of infants. The Code has set clear guidelines and restrictions on the marketing of infant formulas (defined as breast-milk substitute formulated for infants up to and between 4 and 6 months of age). As a member state to both organizations, China ascribes to the Code and the government promulgated in 1991 the China Code of Marketing of Breast-milk Substitutes (Draft) , which places strict limitations on ways of advertising, promoting, and marketing infant formulas (as defined by WHO) in China. These restrictions specifically prevent manufacturers, distributors, and marketers of infant formulas from giving free samples, promotional discounts, donating equipment, funding, and information to healthcare and medical organizations under conditions that serve promotional purposes, and from advertising in a broad range of media outlets. The practice of these codes and rules are aimed at stemming the decline in the population’s breastfeeding rate. In the years since it entered the business, Synutra has strived to stay compliant with these codes and restrictions. All Synutra infant formula products are labeled and accompanied with instructional materials that disclose in prominent fashion that “breastfeeding is always your best choice for you and your baby,” and that “we recommend you to breastfeed whenever appropriate and possible.” Synutra abides by all other guidelines and restrictions against marketing infant formula products outside of the established codes and rules.

COMPETITION

Competition for Synutra’s products is generally other diversified consumer and healthcare industry manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, and price. There are many brands that hold significant market share, individually or in the aggregate in the market. Synutra’s principal competitors can be classified generally into three groups. The first are foreign manufacturers which concentrate mainly on the food business with a wide selection of product lines, including Nestle, a Swiss manufacturer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation. Another competitor of this type is Numico, a Dutch manufacturer of baby foods, whose infant formula products are marketed in China under the brand name of Dumex. The second group includes foreign manufacturers who come into the China market with their parent companies’ pharmaceutical businesses, such as Bristol Meyers Squib’s Mead Johnson, a US manufacturer and distributor of the Enfamil family of formulas, Abbot Laboratories’ Ross Products Division, a US manufacturer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas, and Wyeth, a US manufacturer and distributor of infant formula sold under private label brands. The third group consists of domestic manufacturers who generally focus on agricultural product processing and consumer products marketing, including Sanlu, a Chinese manufacturer and distributor of dairy products under the Anmum brand, Yili, a Chinese manufacturer and distributor of liquid and powdered milk under the Yili brand, and Yashili, a consumer brand marketer which sells a line of infant formula products under the brand of Yashili.

In the past year, the competitive landscape in China’s infant formula market has undergone significant changes. According to CIC data, the top ten brands accounted for 77.6% of total infant formulas sold in China in the year 2006. The market share of top brand products decreased to 11.6% as compared to more than 20% three years ago. The percentage separation of the top five companies is less than 1 point. Among the top ten participants in the infant formula market, domestic companies are now on a par with international companies, in contrast to the situation a few years ago when foreign brands dominated the marketplace.

In terns of market tiers, the market share of international companies such as Numico and Mead Johnson over domestic Chinese companies in the well developed “first tier” markets like Shanghai and Beijing is eroding. In the vast mid tier markets, domestic Chinese companies such as Synutra, Yili, and Yashili are clear market leaders and foreign brands no longer have any advantage. In the lower tier markets, lower end product companies such as Yili are well ahead of other domestic companies in terms of market share, while international companies have minimal presence.

SEASONALITY OF BUSINESS
In the ordinary course of business, demand for our products may be influenced by the timing of holidays and other annual or special events, weather conditions, or changes in seasons. Historically, our diary products sales are relatively higher during the cooler months and lower during the warmer months. In general, seasonality does not have a material impact on our business.

WORKING CAPITAL PRACTICES
There are no special or unusual practices relating to our working capital items. We generally require advance payments as deposits and full payment prior to product shipment for our traditional dairy-based nutritional products for infants, children and adults. In our export operations for nutritional supplement ingredients, varying payment terms are used and trade receivable are recorded.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate our business in one reportable segment. Please refer to Note 16 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

EMPLOYEES

Synutra currently employs approximately 3,580 full-time personnel in all its facilities, with about 120 management staff and research and development personnel, about 1,360 production personnel and more than 2,100 sales and marketing personnel. An additional approximately 11,000 part-time workers provide their services on a commission basis and are located at retail customer sites. Synutra’s employees are not represented by a labor organization or covered by a collective bargaining agreement. Synutra has not experienced work stoppages and believes that its relationship with its employees is good.

Compared with the previous fiscal year, full-time employees increased by 790, of which 30 are management and R&D personnel, 390 are production workers, and 370 are in sales and marketing. The number of part-time workers at retail customer sites increased by about 2,600.

PRODUCTION FACILITIES

Currently, there are a number of production facilities and one packaging facility located in different areas of China. The total production areas encompass about 85,000 square meters, with a total installed production capacity of 28,000 tons per year and an expected total capacity of 50,200 tons per year by the end of 2007 of spray-dried dairy products, and 60,000 tons of installed packaging capacity.

All the production facilities are built based on the GMP standard, with advanced equipment imported from Europe. All of Synutra’s manufacturing facilities have passed ISO9000, ISO14000, HACCP series qualification.

AVAILABLE INFORMATION

Our Internet website address is www.synutra.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

ITEM 1A. RISK FACTORS

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

Synutra’s business is subject to intense competition, changes in consumer preferences and local economic conditions. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than Synutra has any may be able to respond more quickly than it scan to new or changing opportunities and customer requirements. Increased competition can reduce sales for Synutra. To be successful, Synutra must continue to:

•	promote its brands successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products;

•	improve productivity; and

•	respond effectively to changing prices for raw materials.

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

Synutra has established limited brand recognition in China. Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect its financial condition and operating results. Moreover, Synutra cannot be sure that it will successfully complete the development and introduction of new products or product enhancements or that any new products developed will achieve acceptance in the marketplace. It may also fail to develop and deploy new products and product enhancements on a timely basis. In addition, currently Synutra only sells its products in China. It may seek to expand its distribution to South and Southeast Asia. There can be no assurance that Synutra will be able to expand its distribution in the future or that any such expansion will be successful. Furthermore, there can be no assurance that any expansion will not have a material adverse effect on the operating results of Synutra, particularly while it is implementing such expansion and the costs associated with any expansion.

If Synutra fails to comply with the many laws applicable to its business, it may incur significant fines and penalties.

Synutra’s facilities and products are subject to many laws and regulations administered by the Industry and Commerce Management and Administration (ICMA) Bureau, the Taxation Registration Office, Health and Hygiene Permitting Office (HHP), Administration of Quality Supervision, Inspection and Quarantine (AQSIQ), and the State Food and Drug Administration Bureau (SFDA) relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Synutra’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products. It is possible that change to such laws, more rigorous enforcement of such laws or Synutra’s current or past practices, could have a material adverse effect on Synutra’s business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

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

As Chinese corporations, all of Synutra’s operating subsidiaries are subject to the Company Law of The Peoples Republic of China and more specifically to the Foreign Company provisions of the Company Law and the Law on Foreign Capital Enterprises of the People's Republic of China. Additionally, as a food manufacturing company, Synutra is subject to the laws and regulations from Health and Hygiene Permitting Office (HHP), Administration of Quality Supervision, Inspection and Quarantine (AQSIQ), and the State Food and Drug Administration Bureau (SFDA). Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for product pricing, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in The Peoples Republic of China. There can be no assurance that the future regulatory, judicial and legislative changes will not have a material adverse effect on Synutra’s Chinese operating subsidiaries, that regulators or third parties will not raise material issues with regard to its Chinese subsidiaries or its compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on our operations.

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

The shares of the Company’s common stock are currently thinly-traded on the Nasdaq Global Market, meaning that the number of persons interested in purchasing its common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small to mid cap company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow the Company. As a consequence, there may be periods of several days or more when trading activity in the shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, the Company can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

As of March 31, 2007, the Company’s directors and executive officers and their affiliates beneficially own approximately 87.31% of its outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of its directors and other corporate actions such as:

•	its merger with or into another company;

•	a sale of substantially all of its assets; and

•	amendments to its certificate of incorporation.

The decisions of these stockholders may conflict with its interests or those of the Company’s other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of June 18, 2007, the Company had outstanding 54,000,713 shares of common stock, of which approximately 52,907,415 shares were “restricted securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). Only approximately 1,093,298 shares are currently freely tradable shares. These 52,906,875 shares of restricted stock are eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in one year. No prediction can be made as to the effect, if any, that sales of the shares subject to Rule 144 sales commencing in one year, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for its common stock and could impair its ability to raise capital through the sale of its equity securities.

The market price of the Company’s stock may be adversely affected by market volatility.

The market price of the Company’s common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of technological innovations by the Company or its competitors;

•	announcements of new products or new contracts by the Company or its competitors;

•	actual or anticipated variations in its operating results due to the level of expenses and other factors;

•	changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

•	conditions and trends in the baby food and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative, manufacturing, and packaging facilities are located in various places including Qingdao, Beijing, Zhangjiakou, Inner Mongolia, Chabei, Luobei, Beian in China, and Rockville Maryland in the United States. These facilities include approximately 86,000 square meters of offices, plants, and warehouse spaces. Our headquarters are located at Qingdao with over 1600 square meters of owned office space. We also have leased office space at Beijing of around 3,100 square meters. Synutra Illinois leases an executive office in Rockville, Maryland, USA.
We believe that our facilities are suitable for our current operations and any increase in production in the near term will not require additional space.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or of which any of our properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock was quoted on the Over-The-Counter Bulletin Board under the trading symbol “SYUT.OB” up to April, 2007. As of April 12, 2007, Common Stock has been listed on the NASDAQ Global Market under "SYUT”

The following table shows the high and low bid price of our stock for the last two fiscal years. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$9.00	$5.00	$1.75	$1.02
Second Quarter	12.75	8.60	2.75	1.25
Third Quarter	13.00	10.91	2.10	0.80
Fourth Quarter	12.51	10.25	5.52	1.70

Stockholders

At June 18, 2007, we had approximately 50 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has not yet implemented an equity compensation plan, although the Company has deposited with a custodian 2,345,900 shares for the benefit of approximately 1400 employees all without any dilution to the existing shareholders.

Recent Sales Of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this report.

	Year Ended March 31,
(In thousands, except per share amounts)	2007	2006	2005
Statement of Income Data:
Sales	$219,404	$132,692	$63,452
Income from operations	24,006	13,537	4,999
Net income	25,731	11,035	3,122
Net income per Share - basic and diluted	0.51	0.23	0.07

	March 31,
(in thousands)	2007	2006	2005
Balance Sheet Data:
Working Deficit	$(4,374)	$(9,308)	$(15,920)
Total Assets	128,574	83,009	64,193
Short-Term Debt	53,622	32,246	32,121
Long-Term Liabilities	-	4,932	4,833
Shareholders’ Equity (Deficit)	48,665	20,951	(218)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REUSULTS OF OPERATION

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

MANAGEMENT OVERVIEW

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of eight companies in the People’s Republic of China, (“China” or the “PRC”), each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards. Approximately 77% of the revenue for the fiscal year ended March 31, 2007 was from pediatric nutritional products and the rest from adult and other products. Synutra also produces and sells retail packaged rice cereals, which extends its diary based nutritional product lines. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. In the fiscal year ended March 31, 2007, the Company continued to experience significant growth in the newly launched premium infant formula products and line extensions. These new premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. At the same time, Synutra continued to make and sell non-fat dry milk as well as anhydrous milk-fat. During fiscal year 2007, Synutra saw its production capacities nearly double with the commissioning of a modern spray-drying facility in Zhangjiakou, Hebei province. The Company also acquired new dairy processing assets in Inner Mongolia for both milk powder operations and for other dairy-protein products.

On November 6, 2006, the Company consummated a transaction with the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia in which the Company acquired certain assets owned by them including approximately $256,000 in land use rights and $5,635,000 in plant and buildings under construction. In connection with the acquisition, the Company established a wholly owned company, the Inner Mongolia Sheng Yuan Food Co., Ltd, to produce milk fat and other diary-based food ingredients.

In November 2006, Zhangjiakou Sheng Yuan Co., Ltd., one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of about $900,000. At the close of the transaction, Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in late 2007 and is designed to produce 7,200 tons per year of infant formula products.

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., with three principals of Mei Hua Company and its affiliate who are engaged in developing, manufacturing, and exporting chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. The Company has been a business partner with these individuals for the past year in financing exports of the nutraceutical products which generated other income for the company. In the business venture, the Company has made an initial investment of $7.5 million to acquire a 70% stake in the resulting business, while the three individuals involved hold the remaining 30% of the business, with their contribution of technologies, know-how, marketing and sales effort, and client access valued accordingly. Part of the cash investment is being used to finance plant construction and equipment procurement to achieve a capacity of 700 tons per year of chondroitin sulfates and 2,000 tons per year of high grade polypeptide collagen protein in 12 months. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this transaction was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

RESULTS OF OPERATIONS

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Sales

Sales for the year ended March 31, 2007 increased by $86.7 million or 65% to $219.4 million from $132.7 million for the year ended March 31, 2006. Increase in volume of products sold was due in part to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales system. Such change enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the medium sized city markets and rural markets of China by aligning bonuses with sales performance.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, increased by $74.9 million, or 79% to $170.3 million for the fiscal year ended March 31, 2007 from $95.4 million for the fiscal year ended March 31, 2006, principally as a result of the following factors:

a.
The tons sold of traditional main products increased to 28,160 tons in the year ended March 31, 2007 from 19,240 tons in the year ended March 31, 2006, resulting in an increase of $44.2 million in gross sales

b.
Higher average selling price also contributed to the increase of gross sales. For the year ended March 31, 2007, the average selling price of the Company’s traditional main products increased from $4,956 to $6,047 per ton, resulting in an increase of $21 million in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $9.7 million.

Sales of nutritional supplement ingredients were $16.4 million and $ 3.9 million for the year ended March 31, 2007 and 2006 respectively, an increase of $12.5 million or 323%. The large amount of sales increase was because production of these products started in the fourth quarter of fiscal year 2006 and in fiscal year 2007 it was for the entire year. The toll drying, blending, and packaging services generated $10.5 million and $4.2 million for the year ended March 31, 2007 and 2006 respectively, an increase of $6.3 million or 148% due to the Company’s adding new production capacities during the year ended March 31, 2007.

Partially offsetting the increase in total sales were the sales to industry customers of dairy ingredients which was $6.6 million and $7.8 million for the fiscal year ended March 31, 2007 and 2006, respectively, a decrease of $1.3 million or 16%, and the sales of industry material-- anhydrous milk-fat, non-fat dry milk which was $14.37 million and $19.67 million for fiscal year ended March 31, 2007 and 2006, respectively, a decrease of $5.3 million, or 27%, mainly because of the scarcity of whey protein in the entire industry and the Company did not have extra materials to sell to other industry customers.

In the fiscal year ended March 31, 2007, the Company achieved approximately 98.88% of its sales revenue of the $170 million in traditional main products through its wholesale distributor networks and about 1.12% through the supermarket retailers. Of the total $95 million of main products sales generated in the 12 months period ended March 31, 2006, about 98.8% were from distributors and about 1.2% from supermarket retailers.

The majority of the Company’s products carry shelf lives of 18 to 24 months. Damaged and unsold products with expired shelf life are returned and deducted from sales revenue. Product returns were estimated at approximately $0.1 million, and $1.4 million for the years ended March 31, 2007, and 2006, respectively. These amounts were deducted from revenue of the reporting period. The decrease in product returns over the reporting periods reflects in part improvements in product packaging materials and handling techniques, in addition to overall product quality control.

Qualified discounts are accrued to larger distributors with a growth-based incentive mechanism in the corresponding periods during which the sales growth materialized. The cost of this policy is treated as discount and is charged against sales revenue of the corresponding period. In the year ended March 31, 2007, growth based distributor incentive amounted to approximately $3.7 million, compared to about $1.6 million in the fiscal year ended March 31, 2006. It is anticipated that this growth based distributor incentive program will end in fiscal year 2008.

Most of the Company’s products are shipped to the distributors upon receipt of payment. No single customer represented more than 3% of total sales both in the year ended March 31, 2007 and 2006.

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

Cost of Sales

Cost of sales for the year ended March 31, 2007 increased to $109.6 million from $75.4 million for the year ended March 31, 2006. The 45% increase in cost of sales of $34.1 million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The cost of sales for traditional main products increased by $25.2 million, or 63% to $64.9 million for the fiscal year ended March 31, 2007 from $39.7 million for the fiscal year ended March 31, 2006. The increase of 8,920 tons sold of the traditional main products resulted in an $18.4 million increase in cost. Due to the increase in sales of the premium products, the average cost per unit increased by $239 per metric ton, resulting in a $4.6 million increase in cost for the year ended March 31, 2007. Additionally, the combined factors of production volume and increase of unit cost led to $2.1 million in increased cost of products sold.

The cost of nutritional supplement ingredients was $14.3 million and $3.5 million for the fiscal year ended March 31, 2007 and 2006, respectively, an increase of $10.8 million or 310%. The large amount of cost increase was because production of these products started in the fourth quarter of fiscal year 2006 and in fiscal year 2007 it was for the entire year. The cost of ancillary services for toll drying, blending, and packaging was $9.2 million and $4.2 million for the fiscal year ended March 31, 2007 and 2006 respectively, an increase of $5.0 million or 118%.

Partially offsetting the increase in cost of sales was the decrease in cost of sales to industry customers of dairy and other ingredients and packaging materials which was $14.1 million and $19.4 million for the fiscal year ended March 31, 2007 and 2006, respectively, a decrease of $5.3 million or 27%; and a decrease in the cost of sales of industrial materials -- anhydrous milk-fat, and non-fat dry milk which was $5.9 million and $6.8 million for the fiscal year ended March 31, 2007 and 2006 respectively, a decrease of $967,000 or 14%.

Gross Profit

Gross profit was $109.9 million or 50% of sales for the year ended March 31, 2007, compared to $57.3 million or 43% of sales for the year ended March 31, 2006, an increase of $52.6 million or 92%, primarily due to the sales of traditional main products which contributed $105.4 million or 96% of gross profits for the year ended March 31, 2007, versus $55.6 million or 97% gross profits for the year ended March 31, 2006.

In the year ended March 31, 2007, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $10.1 million or 65% to $25.6 million for the year ended March 31, 2007, as compared to $15.5 million for the year ended March 31, 2006, as a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to the increases in expenses such as wages.  The total compensation to the sales force increased by $4.7 million from $4.5 million for the year ended March 31, 2006 to $9.2 million for the year ended March 31, 2007. In the meantime shipping and handling expenses increased by $1.1 million from $2.8 million for the year ended March 31, 2006 to $4.0 million for the year ended March 31, 2007; and travel expenses increased by $0.6 million from $1.4 million for the year ended March 31, 2006 to $2.0 million for the year ended March 31, 2007. Other business fees increased by $ 4.2 million from $1.8 million for the year March 31, 2006 to $6 million for the year ended March 31, 2007, primarily as a result of increases in business activities, including meetings, seminars, and conferences, in addition to increased promotional efforts and business service charges.

Sales force compensation increased due to the hiring of additional sales personnel in response to expanding business and greater market penetration. During the fiscal year ended March 31, 2007, the Company increased its marketing effort in rural areas with about 800 sales personnel added and reaching into more than 1,000 additional townships throughout China.

Advertising and Promotion Expenses

Advertising and promotion increased by $30.9 million or 137% to $53.5 million for the year ended March 31, 2007, as compared to $22.5 million for the year ended March 31, 2006 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

(in thousands)	Year ended March 31, 2007	Year ended March 31, 2006	change in $	change in %
Advertising	$15,286	$6,039	$9,247	153%
Sales promotion	38,181	16,502	21,679	131%
Totals	$53,467	$22,541	$30,926	137%

General and Administrative Expenses

General and administrative expenses increased by $1.1 million or 20% to $6.8 million for the year ended March 31, 2007, as compared to $5.7 million for the year ended March 31, 2006. The major increases in general and administrative expenses were for staff salaries and management expenses which accounted for about $0.9 million of the total increase.

Income from Operations

Based on the sales increase of $86.7 million or 65% and the cost of sales increase of $34 million or 45% for the year ended March 31, 2007, gross profit increased by $52.6 million or 92% compared to prior fiscal year. In the meantime, operational expenses also increased by $42 million for the year. As a result, income from operations was $24 million for the year ended March 31, 2007, as compared to $13.5 million for the year ended March 31, 2006, an increase of $10.5 million or 77%

Finance costs

Finance costs increased by $137,000 or 7% to $2.1 million for the year ended March 31, 2007, as compared to $2.0 million for the year ended March 31, 2006. The increase is mainly a result of interest charged for various bank loans. In addition to increases in notes payable, the short-term loan interest rate also increased during fiscal 2007.

Subsidy income

Subsidy income from local governments increased by $4.4 million to $5.2 million for the year ended March 31, 2007 as compared to $734,000 for the year ended March 31, 2006. This increase was primarily a result of the cash incentive program associated with the Inner Mongolia Sheng Yuan Food Co., Ltd. acquisition. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

Other Income/(Expenses), Net

Other income, net was $120,000 for the year ended March 31, 2007, and other expenses, net was $45,000 for the year ended March 31, 2006. The Company incurred these other income or expenses mainly as a result of sales and disposal of certain assets or fixed assets.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.8 million and $1.4 million for the years ended March 31, 2007 and 2006, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for fiscal year 2007 for some of the operating subsidiaries.

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $9.1 million and $4.3 million for the year ended March 31, 2007 and 2006, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $2.0 million and $1.4 million for the year ended March 31, 2007 and 2006, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $7.3 million and $2.9 million, respectively. The per share effect of the total tax savings was $0.14 and $0.05 for the year ended March 31, 2007 and 2006, respectively

Net Income Attributed to Shareholders

Net income attributable to shareholders for the year ended March 31, 2007 increased by $14.7 million, or 133% to $25.7 million from $11.0 million for the year ended March 31, 2006 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.51 and $0.23 for the years ended March 31, 2007 and 2006, respectively, an increase of $0.28, or 128%.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Sales

Sales for the year ended March 31, 2006 increased by $69.2 million or 109% to $132.7 million from $63.5 million for the year ended March 31, 2005. Increase in volume of products sold was due in part to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales system. Such change enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the medium sized city markets and rural markets of China by aligning bonuses with sales performance.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, mostly contributed to the increasing trend of revenue. The total revenue also included sales generated from processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services, which amounted to $29.5 million and $7.5 million for the years ended March 31, 2006 and 2005, respectively.

For fiscal year ended March 31, 2006, toll drying, blending, and packaging services generated $4.2 million in fees, an increase of $1.8 million or 74% from $2.4 million for the prior fiscal year ended March 31, 2005. Sales to industry customers of dairy and other ingredients and packaging materials amounted to $19.7 million for the year ended March 31, 2006, an increase of $16.2 million or 477% from $3.4 million for the previous year. A newly developed nutritional supplement ingredient recorded sales of $3.9 million in the year ended March 31, 2006. Sales of promotional products and other materials amounted to $1.7 million for the year ended March 31, 2006, as compared to $1.6 million for the year before. The toll drying, blending, and packaging increased significantly as the Company added new production capacities in the year ended March 31, 2006. The volume of sales in dairy and other ingredients and packaging materials to our customers increased significantly for the year because our customers’ business activities increased rapidly and transactions between industry customers increased significantly as the sector grew over for the same period.

a.
The tons sold of traditional main products increased to 19,240 tons in the year ended March 31, 2006 from 12,903 tons in the year ended March 31, 2005, resulting in an increase of $27.5 million in gross sales

b.
Higher average selling price also contributed to the increase of gross sales. For the year ended March 31, 2006, the average selling price of the Company’s traditional main products increased from $4,337 to $4,956 per ton, resulting in an increase of $8.0 million in gross sales.

c.	Sales growth attributable to combined factor of the increase of the volume and the price was $3.9 million.

d.	New product launched contributed $7.8 million in gross sales growth.

e.
Revenue generated by ancillary products and services contributed $22.0 million to the increase in gross sales, which included toll drying, blending, and packaging services for industry customers when excess production capacities are available; ad hoc sales of dairy and other ingredients and packaging materials to industry customers when excess materials are available; sales of a new nutritional supplement ingredient; and sales of promotional products and other materials.

In the fiscal year ended March 31, 2006, the Company realized and earned close to 98.8% of its sales revenue of the $103.0 million of traditional main products through its wholesale distributor networks and about 1.2% through the supermarket retailers. Of the total $56.0 million of main products sales earned in the 12 months period ended March 31, 2005, about 98.7% was from distributors and about 1.3% from supermarket retailers.

Majority of the Company’s products carry shelf lives of 18 to 24 months. Damaged and unsold products with expired shelf life are returned and deducted from sales revenue. In the year ended March 31, 2006 product returns were estimated at approximately $1.4 million, compared with an estimated $2.2 million in the previous year. These amounts were deducted from revenue of the reporting period. The decrease in product returns over the reporting periods reflects in part improvements in product package, in addition to overall product quality control.

Qualified discounts are accrued to larger distributors with a growth-based incentive mechanism in the corresponding periods during which the sales growth materialized. The cost of this policy is treated as discount and is charged against sales revenue of the corresponding period. In the year ended March 31, 2006, growth based distributor incentive amounted to approximately $1.6 million, compared to about $0.9 million the year ended March 31, 2005.

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

Cost of Sales

Cost of sales for the year ended March 31, 2006 increased to $75.4 million from $35.1 million for the year ended March 31, 2005. The 114%% increase in cost of sales of $40.3 million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 6,337 tons sold of the traditional main products resulted in $13.7 million increase of cost. The average cost per unit decreased by $104 per metric ton, resulting in $1.3 million cost reduction for the year ended March 31, 2006. Additionally, the combined factor of production volume and reduction of unit cost led to $656,000 decline of cost of products sold. The launch of new products accounted for $6.8 million in the total cost of sales for the year ended March 31, 2006. The total cost of sales also included costs associated with processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services.

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

The cost of ancillary services rendered in toll drying, blending, and packaging was $4.2 million for the fiscal year ended March 31, 2006, as compared to $2.3 million the year before, an increase of $2.0 million or 87%. The cost of sales of dairy and other ingredients and packaging materials to industry customers amounted to $19.4 million for the year ended March 31, 2006 as compared to $3.3 million the year before, an increase of $16.1 million or 489%. These cost increases, though significant, are in proportion to the increases in the sales of these ancillary products and services. The cost of sales of promotional products and other materials amounted to $1.7 million for the year ended March 31, 2006 as compared to $1.6 million for the year before. The cost of sales for the newly developed nutritional ingredient was $3.5 million for the reporting period.

Gross Profit

Gross profit was $57.3 million or 43% of sales for the year ended March 31, 2006, compared to $28.3 million or 45% of sales for the year ended March 31, 2005. It was an increase of $29.0 million or 103% in gross profit.

The sales of traditional main products contributed $55.6 million or 97% of gross profits for the year ended March 31, 2006. Such main products sales contributed $28.0 million or 99% gross profits for the year ended March 31, 2005. The gross profit of the ancillary products and services was $625,000 or about 1% of the consolidated gross profit for the year ended March 31, 2006, as compared to $290,000 or about 1% for the year before.

In the year ended March 31, 2006, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4.2 million or 38% to $15.5 million for the year ended March 31, 2006, as compared to $11.3 million for the year ended March 31, 2005. The increase in selling and distribution expenses in 2006 as compared to 2005 was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.  The total compensation to the sales force increased by $2.9 million from $1.6 million in the year ended March 31, 2005 to $4.5 million in the year ended March 31, 2006. In the meantime shipping and handling expenses increased by $845,000 from $2.0 million in the year ended March 31, 2005 to $2.8 million in the year ended March 31, 2006; and travel expenses increased by $645,000 from $732,000 in the year ended March 31, 2005 to $1.4 million in the year ended March 31, 2006. Sales force compensation increased due to the hiring of additional sales personnel in response to expanding business and greater market penetration. During the fiscal year ended March 31, 2006, the Company increased its marketing effort in rural areas with more than 800 sales personnel added reaching into 1,000 additional townships throughout China.

Advertising and Promotion Expenses

Advertising and promotion increased by $13.4 million or 146% to $22.5 million for the year ended March 31, 2006, as compared to $9.1 million for the year ended March 31, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Year ended March 31, 2006	Year ended March 31, 2005	change in $	change in %
(in thousands)
Advertising	$6,039	$2,557	$3,482	136%
Sales promotion	16,502	6,620	9,882	149%
Totals	$22,541	$9,177	$13,364	146%

General and Administrative Expenses

General and administrative expenses increased by $2.9 million or 101% to $5.7 million for the year ended March 31, 2006, as compared to $2.8 million for the year ended March 31, 2005. The major increases in general and administrative expenses were for staff salaries and management expenses which accounted for about $1.1 million of the total increase. The Company incurred an additional $1.1 million incremental legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating a public company.

Income from Operations

Based on the sales increase of $69.2 million or 109% and the cost of sales increase of $40.2 million or 114% for the year ended March 31, 2006, gross profit was up by almost $29 million or 103% compared to March 2005. In the meantime, operational expenses also increased by approximately $20 million for the year. As a result, income from operations was $13.5 million for the year ended March 31, 2006, as compared to $5.0 million for the year ended March 31, 2005, an increase of $8.5 million or 171%

Finance costs

Finance costs increased by $813,000 or 70% to $2.0 million for the year ended March 31, 2006, as compared to $1.2 million for the year ended March 31, 2005. The increase is mainly a result of recording of share-based payment to financial consultants in a transaction fee of $567,000 and interest charged for various bank loans. In addition to increases in notes payable, short-term loan interest rate also went up during the reporting period.

Subsidy income

Subsidy income from local governments increased by $463,000 to $734,000 for the year ended March 31, 2006 as compared to $271,000 for the year ended March 31, 2005. These subsidies were provided to the Company as economic incentives to secure business commitments and no repayment by the Company is required.

Other Income/(Expenses), Net

Other expenses, net were $45,000 for the year ended March 31, 2006, and the amount was $291,000 for the year ended March 31, 2005. The Company incurred these net expenses mainly as a result of sales and disposal of certain assets or fixed assets.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.4 million and $88,000 for the years ended March 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for fiscal year 2006 for some of the operating subsidiaries.

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $4.1 million and $1.3 million for the year ended March 31, 2006 and 2005, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1.4 million and $88,000 for the year ended March 31, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $2.7 million and $1.2 million, respectively. The per share effect of the total tax savings was $0.05 and $0.03 for the year ended March 31, 2006 and 2005, respectively.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the year ended March 31, 2006 increased by $7.9 million to $11.0 million from $3.1 million for the year ended March 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.23 and $0.07 for the years ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $11.6 million to $33.8 million at March 31, 2007, as compared to $22.1 million at March 31, 2006. The increase was mainly attributable to net cash provided by operating activities of $11.6 million and net cash provided by financial activities of $17.6 million, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to $19.6 million. The remaining $2.0 million was the effect of exchange rate changes on cash items.

Cash flow generated from operations was $11.6 million for the fiscal year ended March 31, 2007. Notes receivable increased by $1.3 million, trade receivables increased by $2.7 million and advances to suppliers increased by $2.7 million. Expanded scale of operations from the increase in sales revenues in fiscal year 2007 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities. Also, expansion of operations resulted in increases in other payable and accrued expenses and customer deposits, which provided $4.5 million in cash flow.

Cash flows used in investing activities amounted to $19.6 million. During the fiscal year 2007, we used around $10.8 million for the construction on a factory plant and facilities, We also spent around $8.9 million on new machinery and equipment.

Cash flows generated from financing activities was $17,584. It was the net increase in bank loans.

Working Capital

Working capital increased by $4.9 million to negative $4.4 million at March 31, 2007, as compared to negative $9.31million at March 31, 2006. The increase in working capital reflects current ratios of 95% and 84%, respectively.

The significant improvement was due to the growth of the Company’s pretax earnings which continues to outpace by an average factor of about 10 times the interest payments over current liabilities, demonstrating the Company’s ability to meet interest payment of current liabilities with cash from operations. In addition, management believes much of the bank loans and notes payables booked as current liabilities can be readily extended on a revolving bases.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. During the fiscal year ending March 31, 2008, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We expect to fund these projects with operating cash flows generated in the normal course of business, as well as ongoing borrowings under the facility.

In April, 2007, the Company and ABN AMRO Bank N.V., Hong Kong branch ("ABN") entered into a Loan Agreement pursuant to which ABN agreed to make loans to the Company in the amount of $35,000,000. The principal amount, and any unpaid accrued interest thereon, is due in six months. The loans may be prepaid without penalty prior to the Maturity Date. The loans bear interest at the one-month London interbank offered rate for deposits in US dollars plus 2.5% with interest payable on the last day of each month. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused Commitment Amount. The proceeds of the loans have been used to make investments in one of the Company's suppliers, Heilongjiang Baoquanling Shen Yuan Dairy, a related party, to fund the construction of new production facilities, to establish a joint venture for the production of Chondroitin, to purchase fixed assets for the production of nutritional food bars, and to establish a joint venture that will offer prenatal diagnostic and genetic testing services.

On June 15, 2007, the Company completed a transaction pursuant to a Purchase Agreement dated May 24 between the Company and Warburg Pincus Private Equity IX, L.P, whereby Warburg purchased 4 million shares of common stock, par value $0.0001 per share, for an aggregate purchase price of sixty-six million dollars ($66,000,000). The proceeds from this transaction is intended for general corporate purposes.

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

For certain of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, prepaid expenses, advances and other current assets, short-term bank borrowings, and other payables and accruals, the carrying amounts approximate fair values due to their short maturities.

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

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $9.1 million and $4.3 million for the year ended March 31, 2007 and 2006, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $2.0 million, $1.4 million and $88,000 for the year ended March 31, 2007, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $7.3 million, $2,9 million and $1.2 million for the year ended March 31, 2007, 2006 and 2005, respectively. The per share effect of the total tax savings was $0.14, $0.05 and $0.03 for the year ended March 31, 2007, 2006 and 2005, respectively.

Qingdao St. George Dairy Co., Ltd, Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd., Inner Mongolia Shengyuan Food Co., Ltd., and Mei Tai Technology (Qingdao) Co., Ltd. qualify as a foreign investment production enterprise and were established in a special economic zone. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.

Qingdao St. George Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2008. Accordingly, the applicable enterprise income tax rate is 24% and the local tax rate is 0%, resulting in an aggregate tax rate of 24%. The subsidiary will not be subject to local income tax prior to 2003. The subsidiary’s first cumulative profit-making year was 2004.

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2008. The subsidiary’s first cumulative profit-making year was 2006.

Bei’an Yipin Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2009. Accordingly, the applicable enterprise income tax rate is30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2007. The subsidiary’s first cumulative profit-making year was 2005.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2008. The subsidiary’s first cumulative profit-making year was 2006.

Inner Mongolia Meng Yuan Dairy Co., Ltd. is not under such preferential tax treatment. Accordingly, the applicable enterprise income tax rate will be 33% before the end of year 2008, and 25% thereafter.

Inner Mongolia Sheng Yuan Food Co., Ltd. is under such preferential tax treatment until December 31, 2011. Accordingly, the applicable enterprise income tax rate will be 25% after 2012.
Mei Tai Technology (Qingdao) Co., Ltd. is under such preferential tax treatment until December 31, 2011. Accordingly, the applicable enterprise income tax rate will be 25% after 2012.

Mei Tai Technology (Qingdao) Co., Ltd. is under such preferential tax treatment until December 31, 2011. Accordingly, the applicable enterprise income tax rate will be 25% after 2012.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:

Name of subsidiaries	Period-Tax rate				Incorporation date

Qingdao St. George Dairy Co., Ltd.	2004-2005	2006-2008	After 2008		Sep-01
	0%	12%	24%

Qingdao Sheng Yuan Dairy Co., Ltd.	all term				Jan-98
	30%

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	Before 2005	2006-2007	2008-2010	After 2010	Apr-01
	33%	0%	16.50%	33%

Bei’an Yipin Dairy Co., Ltd.	Before 2004	2005-2006	2007-2009	After 2010	Jun-04
	33%	0%	16.50%	33%

Zhangjiakou Shen Yuan Dairy Co., Ltd.	Before 2005	2006-2007	2008-2010	After 2010	Mar-04
	33%	0%	16.50%	33%

Mei Tai Technology(Qingdao) Co.,Ltd.	Before 2009	2009-2011	After 2011		Nov-06
	0%	16.50%	25%

Inner Mongolia Sheng Yuan Food Co.,Ltd.	Before 2009	2009-2011	After 2011		Sep-06
	0	16.50%	25%

Inner Mongolia Meng Yuan Food Co.,Ltd	Before 2008	After 2008			Apr-05
	33%	25%

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

In addition to standard distributor pricing arrangements, the Company provides its larger distributors with a growth-based incentive mechanism that ties incremental discounts to the levels of incremental sales growth attained in the corresponding periods. Qualified discounts are accrued in the corresponding periods during which the sales growth materialized. The cost of this policy is treated as discount and is charged against sales revenue of the corresponding period.

Most of the Company’s products are shipped to the distributors upon receipt of payment directly from them, and thus the distributors assume title of the products immediately. No single customer represents more than 3% of the Company’s total sales.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 to the Consolidated Statements for detailed discussion of recently issued accounting pronouncements.

CONTRACTUAL OBLIGATIONS

The Company carries an operating lease obligation of $728,000, all of which is due within three years, see detailed discussion in Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET OBLIGATIONS

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 point basis change in the Company’s average debt interest rate would not have a material effect on the Company’s results of operations.

With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the USD would have a materially adverse effect on the Company’s operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect the Company’s results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

As the Company’s debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Synutra International, Inc. and Subsidiaries
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
June 26, 2007

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS	March 31,2007	March 31, 2006
Current Assets
Cash and cash equivalents	$33,766	$22,134
Short term investment - at market	-	43
Notes receivables	1,313	-
Trade receivables, net of provisions	5,447	2,540
Inventories, net of provisions	15,714	11,789
Advances to suppliers	3,073	354
Other receivables, net of provisions	2,694	2,230
Due from related parties	11,742	8,602
Including: Trade receivables	5,569	2,018
Prepayment	-	4,526
Other receivables	6,173	2,058
Deferred expenses	1,786	126
Total current assets	75,535	47,818
Property, plant and equipment, net	43,470	13,728
Other Assets
Intangible assets, net	131	265
Construction in progress	9,220	21,198
Deferred tax assets	218	-
TOTAL ASSETS	128,574	83,009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank loans	35,649	13,134
Notes payable	17,972	19,113
Trade payables	11,568	12,580
Advance from customers	2,620	933
Other payables	6,518	4,569
Accrued expenses	1,317	499
Tax payables	1,330	1,997
Due to related parties	2,935	4,301
Including Trade payables	1,685	4,301
Other payables	1,250	-
Total current liabilities	79,909	57,126
Long term liabilities	-	4,932
Deferred tax liabilities	0.4	-
Total liabilities	79,909	62,058

Shareholders' equity
Share capital - $0.0001 par value, 20,000,000 shares of Preferred Stock authorized, none issued; and 250,000,000 shares of Common Stock authorized, 50,000,713 shares issued and outstanding	5	5
Additional paid-in capital	8,226	8,226
Reserves	46	46
Retained profits	37,349	11,619
Accumulated other comprehensive income	3,039	1,055
Total shareholders' equity	48,665	20,951
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$128,574	$83,009

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except earning per share data)

	Year ended March 31,
	2007	2006	2005
Sales	$219,404	$132,692	$63,452
Including sales to related parties	16,815	20,983	4,821
Cost of sales	109,551	75,423	35,172
Including cost of sales to related parties	14,871	19,771	4,500
Gross profit	109,853	57,269	28,280
Selling & distribution expenses	25,561	15,494	11,269
Advertising and promotion expenses	53,467	22,541	9,177
General & administrative expenses	6,819	5,698	2,835
Income from operations	24,006	13,536	4,999
Finance costs	(2,119)	(1,982)	(1,169)
Subsidy	5,173	734	271
Interest income	356	238	145
Other income/(expenses), net	120	(45)	(291)
Income before tax	27,536	12,481	3,955
Corporation income tax	1,805	1,446	89
Net income before minority interests	25,731	11,035	3,866
Minority interests	-	-	(744)
Net income attributable to common shareholders	25,731	11,035	3,122
Other Comprehensive income/(loss)	1,983	1,274	(110)
Comprehensive income	27,714	12,309	3,012

Earnings per share
Basic and diluted	$0.51	$0.23	$0.07
Weighted average common share outstanding
Basic and diluted	50,001	48,834	46,000

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock Outstanding	Share capital	Additional paid-in capital	Reserves	Retained profits	Accumulated other comprehensive income (loss)	Total
Balance at April 1, 2004	46,000	$5	$7,001	$29	$(2,522)	$(108)	$4,405
Capital contribution during the year			205				205
Net income for the year		-	-	-	3,122	-	3,122
Transfer to reserves				17	(17)	-	-
Other comprehensive (loss)			-	-	-	(110)	(110)
Balance at March 31, 2005	46,000	5	7,206	46	583	(218)	7,622
Acquisition of Vorsatech	1,121	-	(18)				(18)
Capital stock issued to financial consultant and finders	2,880	-	567				567
Capital contribution during the year			471				471
Net income for the year		-	-	-	11,035	-	11,035
Other comprehensive income		-	-	-	-	1,274	1,274
Balance at March 31, 2006	50,001	5	8,226	46	11,618	1,056	20,951
Net income for the year					25,731		25,731
Other comprehensive income						1,983	1,983
Balance at March 31,2007	50,001	$5	8,226	46	37,349	3,039	48,665

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$25,731	$11,035	$3,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,057	914	1,321
Bad debt expenses	397	214	98
Gain on short term investment	(77)	3	26
Minority interest	-	1	744
Financial consultants and finders fee	-	567
Cash provided (used) by Changes in operating assets and liabilities:
Notes receivable	(1,313)	28	173
Trade receivable, net	(2,731)	(786)	(760)
Inventories, net	(3,925)	(5,032)	(327)
Advances to suppliers	(2,719)	367	87
Other receivable, net	(1.037)	(484)	10,916
Deferred expenses	(1,660)	258	(58)
Due from related parties	(3,139)	(520)	(5,593)
Due to related parties	(1,366)	(4,508)	(817)
Notes payable	(1,141)	(708)	7,739
Trade payable	(1,012)	7,613	418
Advances from customers	1,687	392	(320)
Other payable & accrued expenses	2,767	357	(2,567)
Tax payable	(668)	1,391	91
Deferred tax assets	(219)	-	-
Net Cash Provided by Operating Activities	11,632	11,102	14,292

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(8,939)	(669)	(1,380)
Cash used for construction in progress	(10,763)	(7,046)	(13,224)
Purchases of intangible assets	(14)	(16)	(334)
Cash receipt on disposal of fixed assets	29	-	--)
Sales on short term investment	120	-	-)
Net Cash Used in Investing Activities	(19,567)	(7,731)	(14,938)

Cash Flows from Financing Activities
Borrowing of bank loans, net	17,584	933	2,899
Capital contribution	-	471	205
Net Cash Provided by Financing Activities	17,584	1,404	3,104

Net Change in Cash and Cash Equivalents	9,649	4,775	2,458
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,983	1,274	(110)
Cash and cash equivalents, beginning of period	22,134	16,085	13,737
Cash and cash equivalents, end of period	$33,766	$22,134	$16,085

Supplementary Cash Flows Disclosures
Cash paid during the year for:
Interest paid	$2,119	$1,982	$1,169
Income taxes paid	$2,714	$1,026	$95

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 31, 2007, 2006 AND 2005

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of eight companies in the People’s Republic of China, (“China” or the “PRC”) described below, each engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards.

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

On November 6, 2006, the Company consummated a transaction with the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia in which the Company acquired certain assets owned by them including approximately $256,000 in land use rights and $5,635,000 in plant and buildings under construction. The transaction was consummated to establish a wholly foreign-owned company, the Inner Mongolia Sheng Yuan Food Co., Ltd, to produce milk fat and other diary-based food ingredients.

In November, 2006 Zhangjiakou Sheng Yuan Co., Ltd., one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of about $900,000. At the close of the transaction Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in late 2007 and is designed to produce 7,200 tons per year infant formula products.

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., with three principals of Mei Hua Company and its affiliate who are engaged in developing, manufacturing, and exporting chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. The Company has been a business partner with these individuals for the past year in financing exports of the nutraceutical products which generated other income for the company. In the business venture, the Company has made an initial investment of $7.5 million to acquire a 70% stake in the resulting business, while the three individuals involved hold the remaining 30% of the business, with their contribution of technologies, know-how, marketing and sales effort, and client access valued accordingly. Part of the cash investment is being used to finance plant construction and equipment procurement to achieve a capacity of 700 tons per year of chondroitin sulfates and 2,000 tons per year of high grade polypeptide collagen protein in 12 months. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this transaction was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company (SYUT) and all its subsidiaries ("The Group"). All material inter-company accounts and transactions have been eliminated.

The following companies are consolidated for financial statement presentation:

	March 31,
Name of subsidiaries	2007	2006	2005	Incorporation date
Qingdao St. George Dairy Co., Ltd.	100%	100%	100%	Sep-01
Qingdao Sheng Yuan Dairy Co., Ltd.	100%	100%	100%	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co., Ltd.	100%	100%	100%	Apr-01
Bei’an Yipin Dairy Co., Ltd.	100%	100%	100%	Jun-04
Zhangjiakou Shen Yuan Diary Co., Ltd.	100%	100%	100%	Mar-04
Inner Mongolia Sheng Yuan Food Co.,Ltd.	100%	0%	0%	Sep-06
Inner Mongolia Meng Yuan Food Co.,Ltd.	100%	0%	0%	Apr-05*
Mei Tai Technology (Qingdao) Co., Ltd.	70%	0%	0%	Nov-06

* The previous owner of the assets acquired was established in April, 2005.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

(in thousands)	31-Mar-07	31-Mar-06

Cash	$20,836	$5,677

Cash restricted	12,930	16,457

Total	$33,766	$22,134

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

C. LAND USE RIGHTS

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 20 to 50 years.

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

The capitalized interest accrued up to March 31, 2007 and 2006 was $726,000 and $481,000 associated with construction in progress.

F. INTANGIBLE ASSETS

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

G. ACCOUNT RECEIVABLES

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $241,000 and $417,000 at March 31, 2007 and 2006, respectively.

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

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $9.1 million and $4.3 million for the year ended March 31, 2007 and 2006, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $2.0 million, $1.4 million and $88,000 for the year ended March 31, 2007, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $7.3 million, $2.9 million and $1.2 million for the year ended March 31, 2007, 2006 and 2005, respectively. The per share effect of the total tax savings was $0.14, $0.05 and $0.03 for the year ended March 31, 2007, 2006 and 2005, respectively.

Qingdao St. George Dairy Co., Ltd, Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd., Inner Mongolia Shengyuan Food Co., Ltd., and Mei Tai Technology (Qingdao) Co., Ltd. qualify as a foreign investment production enterprise and were established in a special economic zone. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward.

Qingdao St. George Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2008. Accordingly, the applicable enterprise income tax rate is 24% and the local tax rate is 0%, resulting in an aggregate tax rate of 24%. The subsidiary will not be subject to local income tax prior to 2003. The subsidiary’s first cumulative profit-making year was 2004.

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2008. The subsidiary’s first cumulative profit-making year was 2006.

Bei’an Yipin Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2009. Accordingly, the applicable enterprise income tax rate is30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2007. The subsidiary’s first cumulative profit-making year was 2005.

Zhangjiakou Sheng Yuan Dairy Co., Ltd. is under such preferential tax treatment until December 31, 2010. Accordingly, the applicable enterprise income tax rate is 30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%. The subsidiary will not be subject to local income tax prior to 2008. The subsidiary’s first cumulative profit-making year was 2006.

Inner Mongolia Meng Yuan Dairy Co., Ltd. is not under such preferential tax treatment. Accordingly, the applicable enterprise income tax rate will be 33% before the end of year 2008, and 25% thereafter.

Inner Mongolia Sheng Yuan Food Co., Ltd. is under such preferential tax treatment until December 31, 2011. Accordingly, the applicable enterprise income tax rate will be 25% after 2012.

Mei Tai Technology (Qingdao) Co., Ltd. is under such preferential tax treatment until December 31, 2011. Accordingly, the applicable enterprise income tax rate will be 25% after 2012.

 Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:

Name of subsidiaries	Period-Tax rate				Incorporation date

Qingdao St. George Dairy Co., Ltd.	2004-2005	2006-2008	After 2008		Sep-01
	0%	12%	24%

Qingdao Sheng Yuan Dairy Co., Ltd.	all term				Jan-98
	30%

Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	Before 2005	2006-2007	2008-2010	After 2010	Apr-01
	33%	0%	16.50%	33%

Bei’an Yipin Dairy Co., Ltd.	Before 2004	2005-2006	2007-2009	After 2010	Jun-04
	33%	0%	16.50%	33%

Zhangjiakou Shen Yuan Dairy Co., Ltd.	Before 2005	2006-2007	2008-2010	After 2010	Mar-04
	33%	0%	16.50%	33%

Mei Tai Technology(Qingdao) Co.,Ltd.	Before 2009	2009-2011	After 2011		Nov-06
	0%	16.50%	25%

Inner Mongolia Sheng Yuan Food Co.,Ltd.	Before 2009	2009-2011	After 2011		Sep-06
	0	16.50%	25%

Inner Mongolia Meng Yuan Food Co.,Ltd	Before 2008	After 2008			Apr-05
	33%	25%

I. GOVERNMENT SUBSIDIES

Subsidies from the government are recognized at their fair values when received or there is reasonable assurance that they will be received, and all attached conditions are complied with. The subsidies from the government were $5.2 million, $734,000 and $271,000 for the years ended March 31, 2007 2006 and 2005, respectively.

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

31-Mar-07

Balance sheet	RMB	7.7342	to US	$1
Operating statement	RMB	7.8756	to US	$1

31-Mar-06

Balance sheet	RMB	8.017	to US	$1
Operating statement	RMB	8.147	to US	$1

31-Mar-05

Operating statement	RMB	8.2765	to US	$1

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB to fluctuate within a narrow band vis a vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected the changes in the foreign currency translation as reflected in the other comprehensive income / (loss) of $2.0 million, 1.3 million and $(110,000) for the years ended March 31, 2007 2006 and 2005, respectively.

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

M. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, receivables, accounts payable and accrued expenses and debt, approximates their fair value at March 31, 2007 and 2006 due to the relatively short-term nature of these instruments.

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

The Company provides its distributors and retailers the right to return products due to package damage and shelf-life expiration. The majority of the Company’s products carry shelf lives of 18 to 24 months and majority of products are sold during the shelf lives. Product returns due to damage and expiration, if any, are charged against current sales revenues. The arrangement meets the revenue recognition criteria under Statement of Financial Accounting Standards No.48 “Revenue Recognition When Right of Return Exists”.

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

O. SHIPPING AND HANDLING

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $4.0 million, $2.8 million and $2.0 million for the years ended March 31, 2007, 2006 and 2005 respectively.

P. ADVERTISING AND PROMOTION EXPENSES

Advertising and promotion expenses include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $53.5 million, $22.5 million and $9.2 million for the years ended March 31, 2007, 2006 and 2005 respectively.

Q. EMPLOYEES' BENEFITS

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

R. COMPREHENSIVE INCOME/(LOSS)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The comprehensive income for the years ended March 31, 2007 and 2006 was $2.0 million and $1.3 million, respectively, while the comprehensive loss for the year ended March 31, 2005 was $110,000.

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

T. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

U. RECLASSIFICATIONS

Certain reclassifications of prior year’s balances have been made to conform to the current format.

4. ACCOUNT RECEIVABLES

The Company's trade receivables as at March 31, 2007 and 2006 are summarized as follows:

(in thousands)	March 31, 2007	March 31, 2006
Trade receivables	$5,688	$2,957
Less: Allowance for doubtful accounts	(241)	(417)
Net	$5,447	$2,540

The activity in the Company allowance for doubtful accounts during the years ended March 31, 2007 and 2006 is summarized as follows:

(in thousands)	March 31, 2007	March 31, 2006

Balance at beginning of year	$417	$202
Additions (deductions) during the year	(176)	215
Balance at end of year	$241	$417

5. PROPERTY, PLANT AND EQUIPMENT

( in thousands)	March 31, 2007	March 31, 2006
Cost:
Buildings and leasehold improvement	$19,342	$7,314
Land use rights	3,177	1,660
Plant and machinery	24,363	7,206
Office equipment and furnishings	2,011	988
Motor vehicles	1,040	1,211
	$49,933	$18,379
Less: Accumulated depreciation:
Buildings and leasehold improvement	1,798	1,265
Land use rights	153	114
Plant and machinery	3,450	2,306
Office equipment and furnishings	472	336
Motor vehicles	590	630
	6,463	4,651
Property, plant and equipment, net	$43,469	$13,728

Depreciation expenses relating to property, land, plant and equipment was $1.9 million, $0.8 million, and $1.3 million for the years ended March 31, 2007, 2006 and 2005, respectively.

6. INVENTORIES

The Company's inventories at March 31, 2007 and 2006 are summarized as follows:

(in thousands)	March 31, 2007	March 31, 2006
Raw materials	$3,830	$1,985
Work-in-progress	7,714	7,586
Finished goods	3,217	2,132
Packing materials and other consumables	953	86
Total Inventories	$15,714	$11,789

7. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification of Related Party Balance by Nature

a.	Due from related parties

(in thousands)	March 31, 2007	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$978	$226
Sheng Zhi Da Dairy Group Corporation	-	(268)
Beijing Kelqin Dairy Co. Ltd	3,015	1,708
St. Angel (Beijing Business Service)	-	1,761
Beijing Honnete Dairy Corporation Ltd	7,207	4,185
Beijing Ao Naier Feed Stuff LLC	462	298
Beijing Ludin Xueyuan Trading Co. Ltd	80	692
Total Due from Related Companies	$11,742	$8,602

b.	Due to related parties

(in thousands)	March 31, 2007	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$728	$705
Sheng Zhi Da Dairy Group Corporation	1,338	2,193
Beijing Kelqin Dairy Co. Ltd	863	64
St. Angel (Beijing Business Service)	5	-
Beijing Honnete Dairy Corporation Ltd	-	1,339
Beijing Ludin Xueyuan Trading Co. Ltd	1	-
Total Due to Related Companies	$2,935	$4,301

B. Classification of Related Party Balance by Nature

a. Due from related parties

(in thousands)	March 31, 2007	March 31, 2006
Trade receivables	$5,569	$2,018
Prepayments	-	4,526
Other receivables	6,173	2,058
Total	$11,742	$8,602

b. Due to related parties
(in thousands)	March 31, 2007	March 31, 2006
Trade payables	$1,685	$4,301
Other payables	1,250	-
Total	$2,935	$4,301

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

Intangible assets consist of the following:

(in thousands)	March 31, 2007	March 31, 2006
Computer software and applications	$463	$426
Less: Accumulated amortization	(332)	(162)
Intangible assets, net	$131	$265

Amortization expenses for year ended March 31, 2007, 2006 and 2005 was $157,000, $87,000 and $56,000, respectively. Estimated amortization expense for each of the five succeeding years is as follow:

Year ending March 31, (in thousands)
2008	46
2009	45
2010	34
2011	3
2012	1

9. BANK LOANS

At March 31, 2007 and 2006, the Company had short-term loans from banks at the amount of $35.6 million and $13.1 million, respectively, bearing interest ranging from 5.85% to 6.48% per annum. Such loans are extendable for not less than one year to March 2008. The loans were secured by the pledge of certain fixed assets held by the Group and its subsidiaries.

The value of equipment pledged were $32.7 million and $11.6 million during the year ended March 31, 2007 and 2006 respectively.

The Company’s long term borrowing includes a RMB 40 million (approximately USD $4.8 million) bank loan incepted in 2003 with a maturity date before the end of year 2006. This loan carries an interest rate of 2.88% for the first year and 5.76% for the second and third years. The Company has paid off this long-term bank loan by the end of fiscal 2007.

10. OTHER INCOME (EXPENSES), NET

Other income was $120,000 for the year ended March 31, 2007, and other expenses were $45,000 and $291,000 for the years ended March 31, 2006 and 2005, respectively. The Company incurred these income (expenses) mainly as a result of sales and disposal of certain assets or fixed assets.

11. INCOME TAXES

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended March 31, 2007:

(in thousands)	March 31.2007
Tax expense computed at federal statutory rate	$10,037
Foreign Rate Benefit	$(8.057)
Other Benefit	$(176)
Permanent Difference
$1
$1,805

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at March 3 1:

(in thousands)	March 2007
Net deferred tax asset:
Net operating loss carry-forward	$219
Other	(1)
$218

At March 31, 2007, operating loss carry-forwards of approximately $517,000 expiring through 2027 are available to offset future taxable income. No valuation allowance is deemed necessary.

The Company’s income before income taxes was comprised of the following for the years ended March 31, 2007, 2006 and 2005, respectively:

	Year ended March 31,
	2007	2006	2005
(in thousands)
United States	$(126)	$(317)	$(20)
PRC	27,662	12,798	3,975
Total	$27,536	$12,481	$3,955

Income taxes are calculated on a separate entity basis.

The provisions for income taxes for the years ended March 31, 2007, 2006 and 2005, respectively, are summarized as follows:

	Year ended March 31
(in thousands)	2007	2006	2005
Current	$2,023	$1,446	$89
Deferred	(218)	—	—
	$1,805	$1,446	$89

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $9.1 million, $4.3 million and $1.3 million for the years ended March 31, 2007, 2006 and 2005, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $2.0 million, $1.4 million and $89,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $7.3 million, $2.9 million and $1.2 million, respectively. The per share effect of the total tax savings was $0.14, $0.05 and $0.03 for the years ended March 31, 2007, 2006 and 2005, respectively.

12. RESERVES

The reserve fund is comprised of the following:

	March 31, 2007	March 31, 2006
(in thousands)
Statutory surplus reserve fund	$46	$46

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

The Company did not elect to issue dividends in fiscal years of 2007, 2006 and 2005. Therefore, there had not been any changes in the reserves over the same period of time.

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, all subsidiaries (including wholly-owned foreign enterprises) are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies.

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

(in thousands except for per share data)	Year Ended March 31,
	2007	2006	2005
Numerator:
Net income attributable to common shareholders	$25,731	$11,035	$3,122
Denominator:
Denominator for basic income per share—weighted average shares	50,001	48,834	46,000
Dilutive potential common shares from warrants and options	—	—	—
Dilutive potential common shares from convertible preferred stock	—	—	—
Denominator for diluted income per share—weighted average shares and assumed conversions	50,001	48,834	46,000
Basic and diluted net income per share	$0.51	$0.23	$0.07

14. RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the years ended March 31, 2007, 2006 and 2005:

Sales to Related Companies

In the fiscal years ended March 31, 2007, 2006 and 2005, the Company’s sales to the related parties included anhydrous milk fat and Non-Fat Dry Milk to Beijing Kelgin Dairy Co., Ltd. and Beijing Honnete Dairy Corporation, Ltd.; formulation ingredients to Sheng Zhi Da Dairy Group Corporation, Beijing Ao Naier Feed Stuff LLC, and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and the Company’s name brand products to St Angel (Beijing Business Service) and Beijing Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market price.

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a. Main Product Sales to Related Companies
	Year ended March 31,
(in thousands)	2007	2006	2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	637	—	—
Beijing Honnete Dairy Corporation Ltd		1,254	—
St. Angel (Beijing Business Service)		1,048	324
Beijing Kelqin Diary Co. Ltd.	5,230	—	—
Beijing Ludin Xueyuan Trading Co. Ltd	686	527	270
Total	$6,553	$2,829	$594

b. Ancillary Product Sales to Related Companies
	Year ended March 31,
(in thousands)	2007	2006	2005
Beijing Kelqin Dairy Co. Ltd	$311	$2,260	384
Sheng Zhi Da Dairy Group Corporation	—	376	1,038
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,401	3,542	2,789
Beijing Honnete Dairy Corporation Ltd	6,128	11,901	—
Beijing Ao Naier Feed Stuff LLC	130	75	16
Beijing Ludin Xueyuan Trading Co. Ltd	260	—	—
St. Angel (Beijing Business Service)	32	—	—
Total	$10,262	$18,154	$4,227

Total of main product and ancillary product sales to related companies	$16,815	$20,983	$4,821

Purchases from Related Companies

In the fiscal year ended March 31, 2007, 2006 and 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelgin Dairy Co. Ltd. and Beijing Honnete Dairy Corporation Ltd; various ingredients and materials (packaging, etc.) from Sheng Zhi Da Dairy Group Corporation; spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.; and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd. Terms of these transactions are all done at market prices.

	Year ended Mach 31,
(in thousands)	2007	2006	2005
Beijing Kelqin Dairy Co. Ltd	$3,033	$955	$904
Sheng Zhi Da Dairy Group Corporation	—	2,145	2,214
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	15,139	11,987	7,247
Beijing Honnete Dairy Corporation Ltd	11,460	6,655	4,562
Beijing Sheng Long Media Co. Ltd	19	59	31
Total	$29,651	$21,801	$14,958

15. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of March 31, 2007, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company for years ending March 31 are as follows:

(in thousands of US dollars)	Inception date	Expiration date	Monthly payment	2008	2009	2010	2011	2012	Total
	20-Apr-05	14-Dec-09	$7	$87	87	61	-	-	235
Office facilities in Beijing(SOHO2903-2905)	15-Dec-04	14-Dec-09	$11	132	132	93	-	-	356
Office facilities in Beijing	1-Jan-06	31-Dec-07	$4	37	-	-	-	-	37
Office facilities in Beijing	1-Aug-06	31-Dec-07	$3	31	-	-	-	-	31
Warehouses in Qingdao	8-Aug-06	8-Aug-07	$2	7	-	-	-	-	7
Warehouses in Qingdao	5-Dec-06	5-May-07	$2	2	-	-	-	-	2
Warehouses in Qingdao	18-Jan-07	17-Jan-08	$6	59	-	-	-	-	59
Total rent expenses				$355	219	154	-	-	728

C. LEGAL PROCEEDINGS

N/A

16. SEGMENTS

The Company has determined that it operates its business in one reportable segment based upon the manner in which internal financial information is produced and evaluated by its chief operating decision maker (the Company’s Chief Executive Officer).

Majority of the consolidated revenue is generated from sales in Mainland China which comprises 93%of the consolidated revenue in fiscal year 2007, the remaining 7% is generated from sales to US. All of the revenue was generated from sales in Mainland China in fiscal 2006 and 2005. No single customer accounted for more than 5% of the Company's total sales in 2007, 2006 and 2005.

All of the Company’s long-live assets are located in China.

17. SUBSEQUENT EVENTS

On April 12, 2007, the Company announced that it has transferred trading of its common stock from the Over-The-Counter Bulletin Board to the NASDAQ Global Market as of April 12, 2007. The Company's shares will continue to trade under the present symbol "SYUT"; no new shares will be issued in conjunction with this listing.

On April 19, 2007, the Company, Liang Zhang, and Xiuqing Meng, on the one hand, and ABN AMRO Bank N.V., Hong Kong branch (“ABN”), on the other hand, entered into a Loan Agreement (the “Loan Agreement”) pursuant to which ABN agreed to make loans (the “loans”) to the Company for a period of sixty days from the closing of Loan Agreement (the “Closing”) up to $35,000,000 (the “Commitment Amount”). The principal amount, and any unpaid accrued interest thereon, is due on October 19, 2007 (the “Maturity Date”). The loans may be prepaid without penalty prior to the Maturity Date. The loans bear interest at the one-month London interbank offered rate for deposits in US dollars plus 2.5% with interest payable on the last day of each month. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused Commitment Amount. The loans are secured by a pledge of 25,000,000 shares of the Company’s Common Stock owned by Beams Power Investment Limited, a British Virgin Islands company, the capital stock of which is beneficially owned by Liang Zhang, the Chief Executive Officer of the Company. Pursuant to the Loan Agreement, Liang Zhang and Xiuqing Meng, Mr. Zhang’s wife, are guaranteeing the Company’s obligations thereunder. The proceeds of the loans will be used to make investments in one of the Company’s suppliers, Heilongjiang Baoquanling Shen Yuan Dairy, a related party, to fund the construction of new production facilities, to establish a joint venture for the production of Chondroitin, to purchase fixed assets for the production of nutritional food bars, and to establish a joint venture that will offer prenatal diagnostic and genetic testing services.

In May, 2007, the Company’s US subsidiary, Synutra, Inc. (“Synutra Illinois”) entered into a definitive agreement with Boom Healthy Development Limited (“Boom”) for Boom to acquire 100% of Synutra Illinois equity interest in Beian Yipin Dairy Co., Ltd. (“Beian”) for a consideration of RMB 15,313,327.06 or approximately USD $2.01 million, equivalent of Beian’s total book asset as of March 31, 2007. With a Spray-drying capacity of 3,000 tons per year, Beian is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. Beian has been a consistent supplier of milk powder and infant formula products to the Company and is expected to continue this business relationship.

On May 24, 2007, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Warburg Pincus Private Equity IX, L.P. (the “Investor”), pursuant to which the Investor agreed to acquire 4 million shares of common stock (the “Common Shares”), par value $0.0001 per share, of the Company for an aggregate purchase price of sixty six million dollars ($66,000,000). The closing of the transaction took place on June 15, 2007. The Company intends to use the net proceeds from this financing for general corporate purposes. Pursuant to the terms of the Purchase Agreement so long as Investor owns at least 50% of the Common Shares acquired by the Investor pursuant to the Purchase Agreement, the Investor shall have the right to designate a person to serve on the Board of Directors of the Company (the “Investor Designee”), and the Company agreed to use its best efforts to nominate and cause the Investor Designee to be elected to the Company’s Board of Directors.

In June 2007, the Company entered into an agreement with Junchuan Ranch of Heilongjiang Province (“Junchuan Ranch”) to form a business venture, Junchuan Shengyuan Dairy Co., Ltd (“Junchuan Shengyuan”). The Company holds a 94.62% equity interest in the venture, while Junchuan Ranch holds the remaining 5.38% interest. In this transaction, the Company injected an aggregate amount of $4.65 million in capital investment in Junchuan Shengyuan to erect a new dairy processing facility to produce infant formula products. At completion, the Junchuan Shengyuan production expansion will result in a total capacity of 18,000 tons per year of infant and pediatric nutritional products. The production technology upgrade and capacity augmentation are integral parts of the company’s long-term technological development strategy to move from the current industry practice of spray-drying technologies to dry-blending technologies in China.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal 2007 and 2006 is as follows:

(in thousands except per share data	Fiscal Year 2007					Fiscal Year 2006
	First	Second	Third	Fourth	Total	First	Second	Third	Fourth	Total
Revenue	49,337	45,915	56,650	67,502	219,404	21,164	30,171	43,805	37,551	132,692
Gross Profit	21,914	23,990	28,928	35,021	109,853	9,508	14,548	15,875	17,338	57,269
Net Income	9,220	6,430	4,192	5,889	25,731	1,724	1,336	3,778	4,197	11,035
Earnings per share, basic and diluted	0.18	0.13	0.08	0.12	0.51	0.04	0.03	0.08	0.08	0.23

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended March 31:
Allowance for Doubtful Accounts
2007	$420	$573	$(176)	$817
2006	205	215	-	420
2005	107	98	-	205

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer as appropriate to allow timely decision regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, the end of the period covered by this report.

We are currently implementing a “Section 404” compliance program in anticipation of the requirement for management attestation and auditor report on internal control over financial reporting that will become applicable to the Company for the next fiscal year.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., with three principals of Mei Hua Company and its affiliate who are engaged in developing, manufacturing, and exporting chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. The Company has been a business partner with these individuals for the past year in financing exports of the nutraceutical products which generated other income for the company. In the business venture, the Company has made an initial investment of $7.5 million to acquire a 70% stake in the resulting business, while the three individuals involved hold the remaining 30% of the business, with their contribution of technologies, know-how, marketing and sales effort, and client access valued accordingly. Part of the cash investment is being used to finance plant construction and equipment procurement to achieve a capacity of 700 tons per year of chondroitin sulfates and 2,000 tons per year of high grade polypeptide collagen protein in 12 months. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this transaction was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officers, directors and key employees, their ages and the positions they held as of March 31, 2007.

Name	Age	Position
Liang Zhang	47	Chairman of the Board and Chief Executive Officer
Jinrong Chen	48	Director (1) (2) (3)
Yiu-Chun Chan	55	Director (1) (2) (3)
Lawrence Lee	43	Director (1) (2) (3)
Jibin Zhang	43	Chief Financial Officer
Weiguo Zhang	49	President and Chief Operating Officer
Willie Wu	46	Director, Vice President

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating Committee

Liang Zhang. Mr. Liang Zhang has been Chairman of the Board and Chief Executive Officer of Synutra since 2000 and General Manager of Sheng Yuan Dairy Co., Ltd. since 2000. Mr. Liang Zhang has been a recognized business leader of the dairy industry in China, serving as of China Dairy Industry Association. Through his dairy ingredients trading company, Beijing Honnete Dairy Corporation, Ltd, Mr. Zhang has been the largest volume trader of whey protein imports in China since the early 1990s. Mr. Zhang received a BA from Nanjing International Relations Institute.

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

Yiu-Chun Chan. Mr. Chan was elected a director of the Company on December 3, 2006. Mr. Chan has over 30 years of experience in marketing agricultural and food products in the Greater China area, A graduate from the Baptist College with a major in Communications, Mr. Chan began his career marketing US agricultural products when he handled advertising and promotion activities for Sunkist Growers in the Hong Kong market. He has worked with food processing giants, including Nabisco and Borden on their market research projects and feasibility studies in setting up joint ventures with Chinese partners. Mr. Chan is CEO and founder of P R Consultants Limited (PRC). Previously, he was an Executive Director of Lintas Hong Kong Limited and a partner of Times Direct Marketing Asia - the largest privately held direct marketing company in South East Asia.

Lawrence Lee. Mr. Lee was elected a director of the Company on December 3, 2006. Mr. Lee is vice president and Chief Financial Officer of Kasen International, public company listed on the Hong Kong Stock Exchange. Mr. Lee has over 15 years of experience in corporate finance, financial advisory and management, accounting, and auditing. He is an associate member of the Association of Chartered Certified Accountants ("ACCA"). Before joining Kasen, Mr. Lee served as Chief Financial Officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. His relevant experiences also include financial controller at the Korean division of Exel Plc in the UK and the senior auditor of the London international business headquarter of Waste Management Inc. in the US. In 1987, Mr. Lee participated in a research program on Chinese economic policies of at the Chinese Economic System Reform Research Institute and the London School of Economics. Mr. Lee received a Bachelor degree in Management and Engineering from the Beijing Institute of Technology, a Master degree in Economics from the Renmin University, and a Master degree in Accounting and Finance from the London School of Economics.

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

Each director is expected to attend and participate in, either in person or by means of telephone conference, all scheduled meetings of the Board and all committees of the Board in which the director serves. During the fiscal year ended March 31, 2007, the Board met 4 times and each of the directors attended at least 75% of the total number of meetings of the Board and the meetings of the committees on which the director served.

Director Independence

The Board has affirmatively determined that none of the following directors has a material relationship with the Company: Jinrong Chen, Yiu-Chun Chan, and Lawrence Lee. In determining independence, the Board was guided by the definitions of the independent director in the listing standards of the NASDAQ Stock Market and applicable laws and regulations.

Committees of the Board of Directors

Audit Committee. The members of our audit committee are Lawrence Lee, Jinrong Chen, and Yiu-Chun Chan, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Stock Market. Mr. Lawrence Lee serves as Chairman of the committee and serves as the Financial Expert of the committee. During the fiscal year ended March 31, 2007, the Committee held one meeting. The committee is governed by a Charter, a current copy of which is to be made available on our website www.synutra.com. Our audit committee assists our board of directors in its oversight of:

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

Compensation Committee. The members of our compensation committee are Jinrong Chen, Yiu-Chun Chan, and Lawrence Lee. Ms. Chen is the chairperson of this Committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our stock incentive and employee stock purchase plans; and

•	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

During the fiscal year ended March 31, 2007, the Committee met once.

Nominating Committee. The members of our nominating committee are Yiu-Chun Chan, Jinrong Chen, and Lawrence Lee. The chairman of this Committee is Mr. Chan. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the Board of Directors and recommending to the Board the persons to be nominated by the Board as nominees for director at each annual meeting of shareholders of the Company.

The Committee met once during the fiscal year ended March 31, 2007.

Stockholder Nominations

The Nominating Committee will accept nominations from stockholders. A stockholder who wishes to nominate a director should send a notice with the stockholder’s nomination and the information set forth below to the Company. A stockholder’s notice concerning nominations for director is required to set forth:

•
as to each proposed nominee for election as a director, the name, age, business address and, if known, the residence address of each proposed nominee, the principal occupation or employment of each nominee and the number of shares of our common stock beneficially owned by each nominee; and

•
as to the stockholder giving notice, the stockholder’s name and address as they appear on the Company’s books and the class and number of shares of common stock that are beneficially owned by such stockholder.

Minimum Criteria for Board Members

The Nominating Committee will identify individuals qualified to become Board members and recommend candidates to fill new or vacant positions. In recommending such candidates, the Committee will consider such factors as it deems appropriate to assist in developing a Board and committees that are comprised of experienced and seasoned advisors. These factors may include, but are not limited to, judgment, skill, integrity, experience with businesses and other organizations of comparable size and industry sector, experience in operating in China, the interplay of the candidate’s experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. The Committee will also review the qualifications of director nominations submitted by stockholders and will make recommendations to the full Board about these nominees as the Committee deems appropriate. All potential director candidates, regardless of source, are reviewed under the same process.

Process for Identifying Nominees

The Nominating Committee assesses the appropriate size of the Board from time to time and whether any vacancies on the Board are anticipated. Various potential candidates for director are then identified. Candidates may come to the attention of the Committee through current Board members, stockholders or other industry sources.

Director Compensation

Our non-executive directors receive certain cash compensation for their time and efforts and are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of our board of directors and for meetings of any committees of our board of directors on which they serve.

Name	Position	Compensation	Expenses
Lawrence Lee	Non-executive Director	$20,000	$2,500 per meeting
Jinrong Chen	Non-executive Director	$20,000	$2,500 per meeting
Yiu-Chun Chan	Non-executive Director	$20,000	$2,500 per meeting

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company or any of the subsidiaries. None of our executive officers serve as a member of the board of directors or compensation committee of any entity of which any of our directors is an executive officer.

CODE OF ETHICS

The Company has a Code of Ethics, which is applicable to all directors, officers, and employees. The Code of Ethics is to be made available on our website www.synutra.com. If the Company amends the Business Code of Ethics with respect to a director or officer, it will make public the changes thereof no later than its next public filing with the Securities and Exchange Commission.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 forwarded to us pursuant to Rule 16a-3(e) of the Exchange Act during our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all forms required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The Compensation Committee of our board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The Compensation Committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the Committee has decided not to implement or offer any retirement plans, pension benefits, deferred compensation plans, or other similar plans for our executive officers. Accordingly, the components of the executive compensation currently consist of cash salary, in addition to rights to purchase certain initial shares of the Company’s Common Stock. The Compensation Committee will consider using stock option grants to provide executives with longer-term incentives.

As a manufacturing and marketing company operating in China, the Compensation Committee also takes the local average executives’ salary level into account in its compensation decisions. The Compensation Committee may reassess the proper level of equity and cash compensation in light of the company’s improved profitability and working capital situation.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the Chief Executive Officer and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of other officers are made by the Chief Executive Officer.

The Compensation Committee and the Chief Executive Officer annually review the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed only by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Committee does not employ outside compensation consultants. The Compensation Committee utilized this data to set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to executives at comparable local companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

2007 Executive Compensation Components

For 2007, the principal component of compensation for the executive officers was base salary.
The Company provides named officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Committee primarily considers:

•	the negotiated terms of each executive employment agreement;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

Jinrong Chen	Yiu-Chun Chan	Lawrence Lee

EXECUTIVE COMPENSATION

Because of the significant interest in the Company held by Liang Zhang, the Company’s Chief Executive Officer, he has elected not to receive any form of compensation, monetary or otherwise. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2007. Accordingly, no tabular presentation of executive compensation is included in this report.

Stock Option Grant Exercises

None of our named executive officers received any grants of options or other stock compensation during the fiscal year ended March 31, 2007. Additionally, none of our named executive officers exercised any stock options or other rights to stock compensation in the year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2007 and as adjusted to reflect the sale of the shares of common stock in this offering and the conversion of all outstanding shares of our convertible preferred stock by:

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

This table lists applicable percentage ownership based on 50,000,713 shares of common stock outstanding as of June 15, 2007.

Unless otherwise indicated, the address for each of the stockholders in the table is c/o of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Officers and Directors

Liang Zhang, Chief Executive Officer (2) 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	43,654,100	80.84

Jibin Zhang, Chief Financial Officer 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	-	-

Weiguo Zhang, President and Chief Operating Officer 2275 Research Blvd., Suite 500 Rockville, Maryland 20850	-	-

Jinrong Chen, Director No. 316 Wei Lun Lou Bei School of Economics and Management Tsinghua University Beijing 100084 China	-	-

Yiu-Chun Chan, Director Block 22A, 13F, Baguio Villa, 555 Victoria Rd Pofulam, Hong Kong

Lawrence Lee, Director R9-101, 2899 Hongmei Rd. Minnauh District Shanghai, China 201103

Willie Wu, Director, Vice President 3 Guang Qu Men Wai Da Jie C9-301 Fuli Cheng Beijing 100022 China	-	-

Warburg Pincus LLC 466 Lexington Ave New York, NY 10017 United States	4,000,000	7.41

All Officers and directors as a group of seven (7) persons	43,654,100	80.84%

* Less than 1%

(1)	Based on 54,000,713 shares of the Company’s common stock outstanding as of June 18, 2007.

(2)	Includes 36,000,000 shares owned by Beams Power Investment Limited (“Beams”), a British Virgin Islands company. Mr. Liang Zhang, is the controlling stockholder and Chairman of Beams.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Synutra’s Chairman of the Board and Chief Executive Officer, Liang Zhang, controls one of Synutra’s whey protein powder suppliers, Beijing Honnete Dairy Co., Ltd. Beijing Honnete Dairy Co., Ltd. has supplied products in amounts of approximately US $30 million to Synutra’s operating subsidiaries for the current fiscal year. The transactions occurred in the normal course of business and pursuant to Synutra’s established standard purchasing policies and practices and were on terms that management believes are arms-length.

Main Product Sales to Related Companies

(in thousands)	Year ended March 31, 2007
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	637
Beijing Kelqin Diary Co. Ltd.	5,230
Beijing Ludin Xueyuan Trading Co. Ltd	686
Total	$6,553

Ancillary Product Sales to Related Companies

(in thousands)	Year ended March 31, 2007
Beijing Kelqin Dairy Co. Ltd	$311
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,401
Beijing Honnete Dairy Corporation Ltd	6,128
Beijing Ao Naier Feed Stuff LLC	130
Beijing Ludin Xueyuan Trading Co. Ltd	260
St. Angel (Beijing Business Service)	32
Total	$10,262

Purchases from related companies

(in thousands)	Year ended March 31, 2007
Beijing Kelqin Dairy Co. Ltd	$3,033
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	15,139
Beijing Honnete Dairy Corporation Ltd	11,460
Beijing Sheng Long Media Co. Ltd	19
Total	$29,651

In the fiscal years ended March 31, 2007 and 2006, the Company’s sales to the related parties included anhydrous milk fat and Non-Fat Dry Milk to Beijing Kelgin Dairy Co., Ltd. and Beijing Honnete Dairy Corporation, Ltd.; formulation ingredients to Beijing Ao Naier Feed Stuff LLC, and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and the Company’s name brand products to St Angel (Beijing Business Service) and Beijing Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market price.

In the fiscal year ended March 31, 2007, the Company’s purchases from related parties included whey protein powders from Beijing Kelgin Dairy Co. Ltd. and Beijing Honnete Dairy Corporation Ltd; various ingredients and materials (packaging, etc.) from Sheng Zhi Da Dairy Group Corporation; spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.; and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd. Terms of these transactions are all done at market prices.

All of the above related parties are owned and controlled by Liang Zhang, Chairman and Chief Executive Officer of the Company.

All transactions involving the Company and its officers, directors, principally shareholders and their affiliates will be and have been approved by a majority of the Board of Directors, including a majority of the independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Rotenberg & Co. LLP, Certified Public Accountants, was the Company’s independent registered public accounting firm engaged to examine the Company’s financial statements for the fiscal years ended March 31, 2007, and 2006. Rotenberg & Co. LLP performed the following services and has been paid the following fees.

AUDIT FEES

Rotenberg & Co. LLP was paid aggregate fees of approximately $235,611 and $190,000, for the fiscal year ended March 31, 2007 and 2006, respectively, for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

Rotenberg & Co. LLP was not paid additional fees for the fiscal years ended March 31, 2007, and 2006 for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

TAX FEES

Rotenberg & Co. LLP was not paid any fees for the fiscal years ended March 31, 2007 and 2006 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

ALL OTHER FEES

Rotenberg & Co. LLP was paid no other fees for professional services during the fiscal years ended March 31, 2007 and 2006.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement dated as of June 14, 2005 (2)

10.2	License and Supply Agreement dated as of September 1, 2003(3)

10.3	Agreement between the Company and the Department of Finance of Zheng Lan Qi (County) of Inner Mengolia, with Amendment and attached Schedule of Investment Expenditures (4)

10.4	Agreement between the Company and Mei Hua Company and its affiliates to form Mei Tai Technology (Qingdao) Co., Ltd. (5)

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s form 10SB12G filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated herein by reference from the Registrant’s Form 10KSB filed with the Securities and Exchange Commission on May 5, 2006.

(4)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2006.

(5)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of June, 2007.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 4 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman	June 27, 2007

/s/ Weiguo Zhang
Weiguo Zhang	Chief Operating Officer	June 27, 2007

/s/ Jibin Zhang
Jibin Zhang	Chief Financial Officer	June 27, 2007

/s/ Jinrong Chen
Jinrong Chen	Director	June 27, 2007

/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	June 27, 2007

/s/ Lawrence Lee
Lawrence Lee	Director	June 27, 2007

/s/ Willie Wu
Willie Wu	Director, Vice President	June 27, 2007