Form 10-K/A
period 2007-03-31
Synutra International, Inc.
filed 2007-10-05
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

2275 RESEARCH BLVD. SUITE 500
ROCKVILLE, MARYLAND 20850
301-840-3888

Securities registered pursuant to Section 12(b) of the Act: Common Stock $0.0001 Par Value

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

EXPLANATORY NOTE:

On August 15, 2007, Synutra International, Inc. (“Synutra” or the “Company”) filed a timely Notification of Late Filing on Form 12b-25 with the U.S. Securities and Exchange Commission (the “SEC”) to report that it would be unable to file its Quarterly Report on Form 10-Q as and for the fiscal quarter ended June 30, 2007 by the prescribed due date of August 14, 2007. Further, the Company was unable to file its Form 10-Q within the five-day extension period provided in Rule 12b-25 under the Exchange Act of 1934, as amended (the “Exchange Act”). On August 17, 2007, the Company filed a current report on Form 8-K stating that management had concluded that Synutra’s financial statements as of and for the fiscal year ended March 31, 2007 and for each fiscal quarter ended June 30, 2006, September 30, 2006 and December 31, 2006 should not be relied upon. On August 20, 2007, the Company received a staff determination letter from The Nasdaq Stock Market stating that the Company’s common stock is subject to delisting from The Nasdaq Global Market for the Company’s failure to file its Form 10-Q. Finally, on October 2, 2007, the Company filed a current report on Form 8-K announcing that Lawrence Lee, a member of Synutra’s Board of Directors, resigned from his position on the Board to become Synutra’s Chief Financial Officer.

The Company’s failure to file timely its Form 10-Q was due to management’s assessment of accounting errors and irregularities identified during the preparation of the Form 10-Q. As a result of such assessment, the Company is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed on June 29, 2007 (the “Original Filing”). The Company will file amended Quarterly Reports on Form 10-Q with restated financial statements as of and for each fiscal quarter ended September 30, 2006 and December 31, 2006, as soon as practicable.

The Company’s dismissal of its independent registered public accounting firm, Rotenberg & Co. LLP, engagement of Deloitte Touche Tohmatsu CPA Ltd. as its new independent auditors effective July 27, 2007 and assessment of the accounting errors and irregularities identified during the preparation of the Form 10-Q are described in the Company’s previously-filed Exchange Act documents as follows:

•	the Current Report on Form 8-K filed on July 27, 2007;
•	the Current Report on Form 8-K/A filed on August 9, 2007;
•	the Company’s Notification of Late Filing on Form 12b-25 filed on August 15, 2007;
•	the Current Report on Form 8-K filed on August 17, 2007;
•	the Current Report on Form 8-K filed on August 24, 2007; and
•	the Current Report on Form 8-K filed on October 2, 2007.

In addition, aspects of the restatement are described in Note 18 to the Notes to the Consolidated Financial Statements to this Form 10-K/A, Note 3 to the Notes to Condensed Consolidated Financial Statements to the Company’s Form 10-Q as and for the fiscal quarter ended June 30, 2007 and as described immediately below.

Subsequent to the Original Filing, we identified the following issues in our consolidated financial statements and have made the adjustments as follows:

•
In fiscal year 2007, we acquired certain fixed assets from Zheng Lan Qi County and subsequently established a new subsidiary with these assets. In conjunction with the acquisition, the local government provided an irrevocable subsidy of $4.1 million which we recognized as subsidy income for the fiscal year ended March 31, 2007. Subsequent to the Original Filing, we determined that the $4.1 million should be deferred and netted against the depreciation expenses of the assets acquired, as this method effectively matches the related depreciation of the cost of assets with the corresponding grant income. The effect of this adjustment is a decrease in subsidy income by $4.1 million and an increase in deferred subsidy by $4.1 million for the fiscal year ended March 31, 2007. We did not recognize any of the subsidy during the fiscal year as the asset had not yet been placed in service.

•
The Company has recognized revenue upon shipment rather than upon delivery to the distributors' site. The effect of the difference between the shipment and delivery is a decrease in sales and an increase in advances from customers of $1.6 million for the year ended March 31, 2007. In addition, Cost of sales is reduced and inventory is increased by $692,000 for the same period.

•
The cash consideration given to our retailers, who purchased our products directly from our distributors, is reclassified as a reduction of sales. It was recorded as advertising and promotion expense in the Original Filing. The effects of the reclassification are a decrease in sales and advertising and promotion expense of $1.2 million and $0.4 million for the fiscal years ended March 31, 2007and 2006, respectively.

•
The amount of free products provided to our customers is reclassified as cost of sales for the fiscal years ended March 31, 2007 and 2006. It had been recorded as advertising and promotion expense in the Original Filing. The effects of this adjustment are an increase in cost of sales and a decrease in advertising and promotion expense of $1.0 million and $1.2 million for the fiscal years ended March 31, 2007 and 2006, respectively.

•
We have reviewed our consolidated income tax provision and recognized net operating loss carried forwards of one of our subsidiaries as additional deferred tax assets. As a result, our consolidated income tax provision decreased by $209,000 for the year ended March 31, 2007.

•
Restricted cash, included as cash and cash equivalents in the Original Filing, represents cash deposited with the banks as guarantee for the issuance of promissory notes. Under US GAAP, restricted cash does not meet the definition of cash and cash equivalents, and separate disclosure on the face of balance sheet is required. In addition, the change in the restricted cash balance, given its use to secure promissory notes, should have been presented as an investing activity. Therefore, restricted cash of $12.9 million and $16.4 million is reclassified and is presented as an individual item on our consolidated balance sheets as of March 31, 2007 and 2006, respectively. In addition, the increase (decrease) in restricted cash of $3.5 million ($6.2 million) is reclassified from operating to investing activities in the consolidated statements of cash flows for the years ended March 31, 2007 and 2006, respectively.

•
We recognized $1.1 million in previously deferred advertising expense for the year ended March 31, 2007 as the associated advertising and promotion expenses had been provided. We also reclassified $0.4 million in amounts classified as deferred advertising expenses to other receivables.

•
As at March 31, 2007, the Company had provided bank loan guarantees of $1.1 million in total, extended to 104 farmers in the Zhangbei area. This was incorrectly presented as gross other receivable and other payable in the Original Filing. The Company has revised the balance sheet to eliminate both the other receivable and other payable.

•
Land use rights, which represents a prepaid lease payment, is reclassified as an individual line item on our consolidated balance sheets as of March 31, 2007 and 2006, respectively. It was included as part of property, plant and equipment, net in the Original Filing.

•	A balance of $4.9 million in long-term liabilities as of March 31, 2006, which was due on December, 2006, has been reclassified as short-term bank loans due to its maturity of less than one year.

•
Certain short-term notes payable balances, in the amounts of $17.5 million and $18.5 million, are reclassified as short-term bank loans as of March 31, 2007 and 2006, respectively, as the ultimate lender of the note is an accredited financial institution.

•	We reclassified $1.8 million in advances to suppliers to construction in progress under property, plant and equipment as of March 31, 2007, as the goods had been delivered and used in construction.

In addition to the above correcting adjustments, we also made reclassifications on our consolidated financial statements as disclosed in footnote 18 to the consolidated financial statements for the current period and have reclassified prior period amounts to conform to the current period presentation.

In this Form 10K/A, We revised our disclosure of the Mei Tai Technology (Qingdao) Co., Ltd. (“Mei Tai”) to clarify our 100% ownership, which was disclosed as 70% due to a miscommunication internally when preparing the Original Filing.

We also added a disclosure of our aborted acquisition of Cangshan Tian Fa Bio-chemical Co., Ltd. (“Tian Fa”), which was omitted in our Original Filing.

In connection with the above restatements, we have amended the following items on this Form 10-K/A:

Part I:

Item 1 Business - to clarify Mei Tai 100% ownership and the aborted acquisition of Tianfa.

Part II:

Item 6 Selected Financial Data - to reflect the restated financial information

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - to reflect the restated financial information

Item 8     Financial Statements and Supplementary Data - to reflect the restated financial information

Item 9A  Controls and Procedures - to reflect the restatement process.

Item 9B Other Information - to clarify Mei Tai 100% ownership and the aborted acquisition of Tianfa.

As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the Original Filing and this Form 10-K/A does not otherwise reflect events occurring after the Original Filing or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with SEC subsequent to the filing of the original Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of eight companies in the People’s Republic of China, (“China” or the “PRC”) described below, each, with the exception of Mei Tai, engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards. Approximately 77% of the revenue for the fiscal year ended March 31, 2007 was from pediatric nutritional products and the rest from adult and other products. Synutra also produces and sells retail packaged rice cereals, which extends its diary based nutritional product lines. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. In the fiscal year ended March 31, 2007, the Company continued to experience significant growth in the newly launched premium infant formula products and line extensions. These new premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. At the same time, Synutra continued to make and sell non-fat dry milk as well as anhydrous milk-fat. During fiscal year 2007, Synutra saw its production capacities nearly double with the commissioning of a modern spray-drying facility in Zhangjiakou, Hebei province. The Company also acquired new dairy processing assets in Inner Mongolia for both milk powder operations and for other dairy-protein products.

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

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., to develop, manufacture, and export chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. For the past year, the Company has been exporting these products which generated other income for the company. In the business venture, the Company has made an initial investment of $7.5 million. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this business venture was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

On December 8, 2006, the Company’s subsidiary, Qingdao ST George Dairy Co., Ltd., entered into an agreement with the owners of Cangshan Tian Fa Bio-chemical Co., Ltd. (“Tian Fa”), a chondroitin sulfates supplier of the Company, to acquire a 51% equity stake in Tian Fa from its owners for a consideration of $ 196,000. The consideration was not paid and the transaction was terminated due to differences on business directions on December 18, 2006 with mutual consent. Qingdao ST George Dairy Co., Ltd. ceased to be a shareholder of Tian Fa on the same date.

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

Processing . Three of Synutra’s subsidiaries, Zhangjiakou, Luobei, and Beian, currently process and manufacture the full range of formulated milk powder products that are designed and marketed as infant and child formulas, and other adult nutritional supplements. Synutra continuously monitors its inventory and product mix against forecasted demand and schedules production processing accordingly. Synutra has established processing systems that employ advanced and up-to-date procedures and formulation schemes. A typical Synutra manufacturing process includes collection and preparation of fresh milk, and mixing in the whey protein and other nutrients to the specifications of product formulas. The mixture is then sterilized, condensed and spray-dried. Then the resulting powder will be checked to ensure proper granule size. Extensive quality control testing occurs before, during, and after the manufacturing process as described in “Research and Development” below. Synutra uses commercial strength 25KG poly kraft bags for packaging before shipping the formula products to its retail packaging and distribution facilities. Synutra maintains cold storage facilities at each of these three manufacturing subsidiaries to store fluid milk for specified durations. All of Synutra’s manufacturing plants are equipped with in house laboratories for production and quality assurance and quality control purposes.

Synutra has a total installed production capacity of 28,000 tons per year for infant formulas and like products and anticipates to add another 22,200 tons per year in the near future. Synutra believes it has sufficient capacity for manufacturing its products for the foreseeable future.

Synutra’s Infant Formula Production Capacities:

Name of Facility	Installed Capacity Tons/year	Planned Expansion By end of 2007	Future Capacity
Zhagjiakou	22,000	–	22,000
Luobei	3,000	15,000	18,000
Bei’an	3,000	–	3,000
Meng Yuan	–	7,200	7,200
Totals	28,000	22,200	50,200

Packaging . One of Synutra’s subsidiaries, Qingdao ST George Dairy Co., Ltd., currently serves as the main packaging plant which receives from Synutra’s manufacturing facilities commercially packaged products and repackages them into retail size container tins or stand-up display pouches. This packaging facility currently also provides inventory control and logistics management, as well as product quality monitoring and product development assistance. The packaging plant also maintains certain dry blending capabilities whereby certain pre-packaging product modification and formulation adjustments can be performed to address its private label customer needs. In the fiscal year ended March 31, 2007, a new Indosa (Swiss) high speed steel can packaging machine was put in service, in addition to 2 new Wolf (German) high speed pouch packaging lines. The Company’s packaging plant currently has an installed capacity of 60,000 tons per year.

Distribution . Synutra’s packaging subsidiary, Qingdao ST George Dairy Co., Ltd, also serves as its national distribution center in China. Synutra employs trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distribution centers. Synutra is currently only distributing its products in China. Synutra has not finalized any plans to grow the business and sales outside of China but it is currently considering future distribution of its products to countries in South Asia and Southeast Asia.

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

SALES AND MARKETING

Synutra generally sells nutritional products directly to various distributors and some retailers, in addition to healthcare facilities and government agencies. The main approach of Company’s marketing efforts for nutritional products had been directed at extending retail coverage in terms of geography and market tiers. Over the fiscal year ended March 31, 2007, the Company has adopted an integrated sales and marketing approach that brought together advertising, brand-building, securing the recommendation of Synutra's brand of products by physicians or other healthcare professionals, as well as store-level promotions. Working with the integrated database sales and marketing platform is a professional sales team of more than 400 to acquire, process, and manage targeted customer information. According to management data, Synutra has over a million individual customers, of which 810,000 individual user profiles are maintained by Synutra’s databases as of March 31, 2007.

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

AVAILABLE INFORMATION

Our Internet website address is www.synutra.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K/A.

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

The market price of the Company’s stock may be adversely affected by market volatility.

The market price of the Company’s common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of technological innovations by the Company or its competitors;

•	announcements of new products or new contracts by the Company or its competitors;

•	actual or anticipated variations in its operating results due to the level of expenses and other factors;

•	changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates;

•	conditions and trends in the baby food and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Form 10-K/A.

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

	Year Ended March 31,
(In thousands, except per share amounts)	2007	2006	2005
Statement of Income Data (restated):
Sales	$216,605	$132,289	$63,452
Income from operations	21,791	13,338	4,506
Net income	19,874	11,035	3,122
Net income per Share - basic and diluted	0.40	0.23	0.07

	March 31,
(in thousands)	2007	2006	2005
Balance Sheet Data (restated):
Working Deficit	$(8,281)	$(14,269)	$(15,920)
Total Assets	127,271	83,009	64,192
Short-Term Debt	53,104	36,680	29,644
Long-Term Liabilities	4,138	-	4,833
Shareholders’ Equity	42,701	20,950	7,622

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

MANAGEMENT OVERVIEW

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (the “Company” or “Synutra”) owns all of the equity interests of eight companies in the People’s Republic of China, (“China” or the “PRC”), each , with the exception of Mei Tai, engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards. Approximately 77% of the revenue for the fiscal year ended March 31, 2007 was from pediatric nutritional products and the rest from adult and other products. Synutra also produces and sells retail packaged rice cereals, which extends its diary based nutritional product lines. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. In the fiscal year ended March 31, 2007, the Company continued to experience significant growth in the newly launched premium infant formula products and line extensions. These new premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. At the same time, Synutra continued to make and sell non-fat dry milk as well as anhydrous milk-fat. During fiscal year 2007, Synutra saw its production capacities nearly double with the commissioning of a modern spray-drying facility in Zhangjiakou, Hebei province. The Company also acquired new dairy processing assets in Inner Mongolia for both milk powder operations and for other dairy-protein products.

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

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., to develop, manufacture, and export chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. For the past year, the Company has been exporting these products which generated revenue for the company. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this business venture was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

On December 8, 2006, the Company’s subsidiary, Qingdao ST George Dairy Co., Ltd., entered into an agreement with the owners of Cangshan Tian Fa Bio-chemical Co., Ltd. (“Tian Fa”), a chondroitin sulfates supplier of the Company, to acquire a 51% equity stake in Tian Fa from its owners for a consideration of $ 196,000. The consideration was not paid and the transaction was terminated due to differences on business direction on December 18, 2006 with mutual consent. Qingdao ST George Dairy Co., Ltd. ceased to be a shareholder of Tian Fa on the same date.

RESULTS OF OPERATIONS

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Sales for the year ended March 31, 2007 increased by $84.3 million or 63.7% to $216.6 million from $132.3 million for the year ended March 31, 2006. The increase in volume of products sold was due in part to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales system. Such changes enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the medium sized city markets and rural markets of China by aligning bonuses with sales performance.

The sales of traditional main products, such as the dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards, increased by $72.5 million, or 76.4% to $167.5 million for the fiscal year ended March 31, 2007 from $94.9 million for the fiscal year ended March 31, 2006, principally as a result of the following factors:

a.
The tons sold of traditional main products increased to 28,000 tons in the year ended March 31, 2007 from 19,000 tons in the year ended March 31, 2006, resulting in an increase of $44.5million in gross sales

b.
Higher average selling price also contributed to the increase of gross sales. For the year ended March 31, 2007, the average selling price of the Company’s traditional main products increased from $5,000 to $6,000 per ton, resulting in an increase of $28.0 million in gross sales.

Sales of nutritional supplement ingredients were $16.4 million and $ 3.9 million for the year ended March 31, 2007 and 2006 respectively, an increase of $12.5 million or 320.5%. The large amount of sales increase was because production of these products started in the fourth quarter of fiscal year 2006 and in fiscal year 2007 it was for the entire year. The toll drying, blending, and packaging services generated $10.5 million and $4.2 million for the year ended March 31, 2007 and 2006 respectively, an increase of $6.3 million or 150.0% due to the Company’s adding new production capacities during the year ended March 31, 2007.

Partially offsetting the increase in total sales were the sales to industry customers of dairy ingredients which was $6.6 million and $7.8 million for the fiscal year ended March 31, 2007 and 2006, respectively, a decrease of $1.3 million or 16.7%, and the sales of industry material-- anhydrous milk-fat, non-fat dry milk which was $14.4 million and $19.7 million for fiscal year ended March 31, 2007 and 2006, respectively, a decrease of $5.3 million, or 26.9%, mainly because of the scarcity of whey protein in the entire industry and the Company did not have extra materials to sell to other industry customers.

In the fiscal year ended March 31, 2007, the Company achieved approximately 98.9% of its sales revenue of the $167.5 million in traditional main products through its wholesale distributor networks and about 1.1% through the supermarket retailers. Of the total $94.9 million of main products sales generated in the 12 months period ended March 31, 2006, about 98.8% were from distributors and about 1.2% from supermarket retailers.

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

Cost of Sales

Cost of sales for the year ended March 31, 2007 increased to $109.9million from $76.7 million for the year ended March 31, 2006. The 43.4% increase in cost of sales of $33.2 million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The cost of sales for traditional main products increased by $24.2 million, or 59% to $65.2 million for the fiscal year ended March 31, 2007 from $40.9 million for the fiscal year ended March 31, 2006. The increase of 9,000 tons sold of the traditional main products resulted in $19.2 million increase in cost. Due to the increase in sales of the premium products, the average cost per unit increased by $180 per metric ton, resulting in a $5.0 million increase in cost for the year ended March 31, 2007.

The cost of nutritional supplement ingredients was $14.3 million and $3.5 million for the fiscal year ended March 31, 2007 and 2006, respectively, an increase of $10.8 million or 308.6%. The large amount of cost increase was because production of these products started in the fourth quarter of fiscal year 2006 and in fiscal year 2007 it was for the entire year. The cost of ancillary services for toll drying, blending, and packaging was $9.2 million and $4.2 million for the fiscal year ended March 31, 2007 and 2006 respectively, an increase of $5.0 million or 119.1%.

Partially offsetting the increase in cost of sales was the decrease in cost of sales to industry customers of dairy and other ingredients and packaging materials which was $14.1 million and $19.4 million for the fiscal year ended March 31, 2007 and 2006, respectively, a decrease of $5.3 million or 27.3%; and a decrease in the cost of sales of industrial materials -- anhydrous milk-fat, and non-fat dry milk which was $5.9 million and $6.8 million for the fiscal year ended March 31, 2007 and 2006 respectively, a decrease of $967,000 or 14.2%.

Gross Profit

Gross profit was $106.7 million or 49.3% of sales for the year ended March 31, 2007, compared to $55.6 million or 42.1% of sales for the year ended March 31, 2006, an increase of $51.1 million or 91.8%, primarily due to the sales of traditional main products which contributed $102.3 million or 95.9% of gross profits for the year ended March 31, 2007, versus $54.0 million or 97.1% gross profits for the year ended March 31, 2006.

In the year ended March 31, 2007, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $10.1 million or 65.0% to $25.6 million for the year ended March 31, 2007, as compared to $15.5 million for the year ended March 31, 2006, as a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to the increases in expenses such as wages.   The total compensation to the sales force increased by $4.7 million from $4.5 million for the year ended March 31, 2006 to $9.2 million for the year ended March 31, 2007. In the meantime shipping and handling expenses increased by $1.1 million from $2.8 million for the year ended March 31, 2006 to $4.0 million for the year ended March 31, 2007; and travel expenses increased by $0.6 million from $1.4 million for the year ended March 31, 2006 to $2.0 million for the year ended March 31, 2007. Other business fees increased by $ 4.2 million from $1.8 million for the year March 31, 2006 to $6 million for the year ended March 31, 2007, primarily as a result of increases in business activities, including meetings, seminars, and conferences, in addition to increased promotional efforts and business service charges.

Sales force compensation increased due to the hiring of additional sales personnel in response to expanding business and greater market penetration. During the fiscal year ended March 31, 2007, the Company increased its marketing effort in rural areas with about 800 sales personnel added and reaching into more than 1,000 additional townships throughout China.

Advertising and Promotion Expenses

(in thousands)	Year ended March 31, 2007	Year ended March 31, 2006	Change in $	change in %
Advertising	$16,354	$6,039	$10,315	170.8%
Sales promotion	35,968	14,868	21,100	141.9%
Totals	$52,322	$20,907	$31,415	150.3%

Advertising and promotion increased by $31.4 million or 150.3% to $52.3 million for the year ended March 31, 2007, as compared to $20.9 million for the year ended March 31, 2006 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million or 19.4% to $7.0 million for the year ended March 31, 2007, as compared to $5.9 million for the year ended March 31, 2006. The major increases in general and administrative expenses were for staff salaries and management expenses which accounted for about $0.9 million of the total increase.

Income from Operations

Based on the sales increase of $84.3 million or 63.7% and the cost of sales increase of $33.2 million or 43.4% for the year ended March 31, 2007, gross profit increased by $51.1million or 91.8% compared to prior fiscal year. In the meantime, operational expenses also increased by $42.6 million for the year. As a result, income from operations was $21.8 million for the year ended March 31, 2007, as compared to $13.3 million for the year ended March 31, 2006, an increase of $8.4 million or 63.4%

Interest expenses

Interest expenses increased by $112,000 or 6.3% to $1.9 million for the year ended March 31, 2007, as compared to $1.8 million for the year ended March 31, 2006. The increase is mainly a result of interest charged for various bank loans. In addition to increases in notes payable, the short-term loan interest rate also increased during fiscal 2007.

Other Income/(Expenses), Net

Other income, net was $1.2 million and $690,000 for the year ended March 31, 2007, and 2006. The Company incurred these other income mainly as a result of Subsidy income from local governments increased by $830,000 to $1.1 million for the year ended March 31, 2007 as compared to $270,000 for the year ended March 31, 2006.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.6 million and $1.4 million for the years ended March 31, 2007 and 2006, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for fiscal year 2007 for some of the operating subsidiaries.

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $7.1 million and $4.1 million for the year ended March 31, 2007 and 2006, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1.6 million and $1.4 million for the year ended March 31, 2007 and 2006, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $5.5 million and $2.7 million, respectively. The per share effect of the total tax savings was $0.11 and $0.05 for the year ended March 31, 2007 and 2006, respectively

Net Income Attributed to Shareholders

Net income attributable to shareholders for the year ended March 31, 2007 increased by $8.8 million, or 80.1% to $19.9 million from $11.0 million for the year ended March 31, 2006 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.40 and $0.23 for the years ended March 31, 2007 and 2006, respectively, an increase of $0.17, or 70.3%.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Sales

Sales for the year ended March 31, 2006 increased by $68.8 million or 108.5% to $132.3 million from $63.5 million for the year ended March 31, 2005. The increase in volume of products sold was due in part to greater market penetration as a result of various measures including changes made by management to incentive programs and policies affecting the Synutra sales system. Such changes enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the medium sized city markets and rural markets of China by aligning bonuses with sales performance.

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

a.
The tons sold of traditional main products increased to19,000 tons in the year ended March 31, 2006 from13,000 tons in the year ended March 31, 2005, resulting in an increase of $26.5 million in gross sales

b.
Higher average selling price also contributed to the increase of gross sales. For the year ended March 31, 2006, the average selling price of the Company’s traditional main products increased from $4,330 to $4,990 per ton, resulting in an increase of $12.5 million in gross sales.

c.	New product launched contributed $7.8 million in gross sales growth.

d.
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

In the fiscal year ended March 31, 2006, the Company realized and earned close to 98.8% of its sales revenue of the $94.9 million of traditional main products through its wholesale distributor networks and about 1.2% through the supermarket retailers. Of the total $56.0 million of main products sales earned in the 12 months period ended March 31, 2005, about 98.7% was from distributors and about 1.3% from supermarket retailers.

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

Most of the Company’s products are shipped to the distributors upon receipt of payment directly from them. No single customer constitutes a significant distributor to the Company by commanding more than 3% of its total sales both in the year ended March 31, 2006 and 2005.

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

Cost of Sales

Cost of sales for the year ended March 31, 2006 increased to $76.7million from $35.2 million for the year ended March 31, 2005. The 117.9%% increase in cost of sales of $41.5 million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 6,000 tons sold of the traditional main products resulted in $13.3 million increase of cost. The average cost per unit decreased by $15 per metric ton, resulted in $196,000 million cost reduction for the year ended March 31, 2006. Additionally, the combined factor of production volume and reduction of unit cost led to $93,000 decline of cost of products sold. The launch of new products accounted for $6.8 million in the total cost of sales for the year ended March 31, 2006. The total cost of sales also included costs associated with processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services.

The cost of ancillary services rendered in toll drying, blending, and packaging was $4.2 million for the fiscal year ended March 31, 2006, as compared to $2.3 million the year before, an increase of $2.0 million or 87.0%. The cost of sales of dairy and other ingredients and packaging materials to industry customers amounted to $19.4 million for the year ended March 31, 2006 as compared to $3.3 million the year before, an increase of $16.1 million or 487.9%. These cost increases, though significant, are in proportion to the increases in the sales of these ancillary products and services. The cost of sales of promotional products and other materials amounted to $1.7 million for the year ended March 31, 2006 as compared to $1.6 million for the year before. The cost of sales for the newly developed nutritional ingredient was $3.5 million for the reporting period.

Gross Profit

Gross profit was $55.6 million or 42.1% of sales for the year ended March 31, 2006, compared to $28.3 million or 44.6% of sales for the year ended March 31, 2005. It was an increase of $27.4 million or 96.7% in gross profit.

The sales of traditional main products contributed $54.0 million or 97.1% of gross profits for the year ended March 31, 2006. Such main products sales contributed $28.0 million gross profits for the year ended March 31, 2005. The gross profit of the ancillary products and services was $1.6million or about 3% of the consolidated gross profit for the year ended March 31, 2006, as compared $300,000 for the year before.

In the year ended March 31, 2006, the Company experienced increase in gross profit. This increase was primarily a result of increased volume of products sold and the average sales price during the year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross profit.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4.2 million or 37.5% to $15.5 million for the year ended March 31, 2006, as compared to $11.3 million for the year ended March 31, 2005. The increase in selling and distribution expenses in 2006 as compared to 2005 was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.   The total compensation to the sales force increased by $2.9 million from $1.6 million in the year ended March 31, 2005 to $4.5 million in the year ended March 31, 2006. In the meantime shipping and handling expenses increased by $845,000 from $2.0 million in the year ended March 31, 2005 to $2.8 million in the year ended March 31, 2006; and travel expenses increased by $645,000 from $732,000 in the year ended March 31, 2005 to $1.4 million in the year ended March 31, 2006. Sales force compensation increased due to the hiring of additional sales personnel in response to expanding business and greater market penetration. During the fiscal year ended March 31, 2006, the Company increased its marketing effort in rural areas with more than 800 sales personnel added reaching into 1,000 additional townships throughout China.

Advertising and Promotion Expenses

Advertising and promotion increased by $11.7 million or 127.8% to $20.9million for the year ended March 31, 2006, as compared to $9.2 million for the year ended March 31, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Year ended March 31, 2006	Year ended March 31, 2005	change in $	change in %
(in thousands)
Advertising	$6,039	$2,557	$3,482	136.2%
Sales promotion	14,868	6,620	8,248	124.6%
Totals	$20,907	$9,177	$11,730	127.8%

General and Administrative Expenses

General and administrative expenses increased by $2.6 million or77.2% to $5.9 million for the year ended March 31, 2006, as compared to $3.3 million for the year ended March 31, 2005. The major increases in general and administrative expenses were for staff salaries and management expenses which accounted for about $1.1 million of the total increase. The Company incurred an additional $1.1 million incremental legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating a public company.

Income from Operations

Based on the sales increase of $68.8 million or108.5% and the cost of sales increase of $41.5 million or 117.9% for the year ended March 31, 2006, gross profit was up by almost $27.4 million or96.7% compared to March 2005. In the meantime, operational expenses also increased by approximately $18.5 million for the year. As a result, income from operations was $13.3 million for the year ended March 31, 2006, as compared to $4.5 million for the year ended March 31, 2005, an increase of $8.8 million or 196.0%

Interest expense

Interest expense increased by $1.1 million or163.9% to $1.8 million for the year ended March 31, 2006, as compared to $676,000 million for the year ended March 31, 2005. The increase is mainly a result of recording of share-based payment to financial consultants in a transaction fee of $567,000 and interest charged for various bank loans. In addition to increases in notes payable, short-term loan interest rate also went up during the reporting period.

Other Income/(Expenses), Net

Other income, net was $689,000 for the year ended March 31, 2006, and the amount was $62,000 for the year ended March 31, 2005. The Company incurred this net income mainly as a result of Subsidy income from local governments increased by $463,000 to $734,000 for the year ended March 31, 2006 as compared to $271,000 for the year ended March 31, 2005.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.4 million and $89,000 for the years ended March 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for fiscal year 2006 for some of the operating subsidiaries.

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $4.1 million and $1.3 million for the year ended March 31, 2006 and 2005, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1.4 million and $89,000 for the year ended March 31, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $2.7 million and $1.2 million, respectively. The per share effect of the total tax savings was $0.05 and $0.03 for the year ended March 31, 2006 and 2005, respectively.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the year ended March 31, 2006 increased by $7.9 million to $11.0 million from $3.1 million for the year ended March 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.23 and $0.07 for the years ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $15.2 million to $20.8 million at March 31, 2007, as compared to $5.6million at March 31, 2006. The increase was mainly attributable to net cash provided by operating activities of $14.8 million and net cash provided by financial activities of $16.4 million, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to $21.6 million.

Cash flow generated from operations was $14.8 million for the fiscal year ended March 31, 2007. Accounts receivable increased by $4.0 million and advances to suppliers increased by $852,000. Expanded scale of operations from the increase in sales revenues in fiscal year 2007 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities. Also, expansion of operations resulted in increases in other payable and accrued expenses and customer deposits, which provided $3.3 million in cash flow. Deferred income provided $3.9million in cash flow.

Cash flows used in investing activities amounted to $18 million. During the fiscal year 2007, we used around $12.7 million for the construction on a factory plant and facilities, We also spent around $8.9 million on new machinery and equipment.

Cash flows generated from financing activities was $16.4. It was the net increase in bank loans.

Working Capital

Working capital increased by $6.0 million to negative $8.3 million at March 31, 2007, as compared to negative $14.3 million at March 31, 2006. The increase in working capital reflects current ratios of 89.7% and 78.6%, respectively.

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

CONTRACTUAL OBLIGATIONS

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results,, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process.
The following tables summarize our contractual obligations at March 31, 2007 (in thousands):

	PAYMENTS DUE BY PERIOD
31-Mar-07
	Total	Less than 1 Year	1-3 Years	3—5 Years	More than 5 Years
Operating leases	$728	355	373	–	–
Short- term debt	53,104	53,104	–	–	–
Other long-term liabilities	3,706	–	–	–	–
Total	$57,538	–	–	–	–

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

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $7.1 million and $4.1 million for the year ended March 31, 2007 and 2006, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1.6million, $1.4 million and $89,000 for the year ended March 31, 2007, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $5.5 million, $2.7 million and $1.2 million for the year ended March 31, 2007, 2006 and 2005, respectively. The per share effect of the total tax savings was $0.11, $0.05 and $0.03 for the year ended March 31, 2007, 2006 and 2005, respectively.

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

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:

Name of subsidiaries	Period-Tax rate						Incorporation date
	2006	2007	2008	2009	2010	2011
Qingdao St. George Dairy Co., Ltd.	12%	12%	12%	24%	24%	24%	Sep-01
Qingdao Sheng Yuan Dairy Co., Ltd.	30%	30%	25%	25%	25%	25%	Jan-98
Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	0%	0%	16.5%	16.5%	16.5%	25%	Apr-01
Bei’an Yipin Dairy Co., Ltd.	0%	16.5%	16.5%	16.5%	25%	25%	Jun-04
Zhangjiakou Shen Yuan Dairy Co., Ltd.	0%	0%	16.5%	16.5%	16.5%	25%	Mar-04
Mei Tai Technology(Qingdao) Co.,Ltd.	0%	0%	0%	0%	16.5%	16.5%	Nov-06
Inner Mongolia Sheng Yuan Food Co.,Ltd.	0%	0%	0%	0%	16.5%	16.5%	Sep-06
Inner Mongolia Meng Yuan Food Co.,Ltd	33%	33%	25%	25%	25%	25%	Apr-05

Revenue Recognition

The Company recognizes revenue from product sales when goods are delivered and rewards and risk of ownership and title pass to the customer. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts, certain sales incentives, trade promotions, and product returns. Revenue dilution is accounted for as reductions in sales in the same period the related sales are recorded.

Most of the Company’s mainline product sales are through distributors. The Company’s revenue arrangement with all its distributors requires distributor advance payment before shipment and delivery of goods to distributors. Under this distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by distributors. The Company applies this revenue recognition policy uniformly to all its mainline products, including all dairy-based pediatric and adult nutritional products. Revenue recognition criteria outlined in the provisions of SAB 104, namely, persuasive evidence of arrangement, product delivery, fixed and determinable product prices, and reasonable assurance of collectibility are, therefore, met and self-evident.

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

The Company provides its retailers, who purchase products directly from distributors, with certain amount of cash consideration as rebates. These rebates are recorded as a reduction of sales.

Most of the Company’s products are shipped to the distributors upon receipt of payment directly from them. No single customer represents more than 3% of the Company’s total sales.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company also has a concentration of credit risk due to (1) geographic sales as a majority of its products are marketed and sold in the PRC; (2) export of chondroitin sulfate was through a single importer in North America.

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
Synutra International, Inc. and Subsidiaries
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described more fully in Note 18, the consolidated financial statements for the years ended March 31, 2007 and 2006 have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
June 26, 2007 (October 1, 2007 as to the effects of the restatement discussed in Note 18)

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(As restated, see Note 18)

	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$20,836	$5,677
Restricted cash	12,930	16,457
Accounts receivable	6,760	2,540
Inventories	16,406	11,789
Other receivable	2,019	2,230
Due from the related parties	11,742	8,602
Advances to suppliers	1,206	354
Deferred expenses and other current assets	252	139
Total current assets	72,151	47,788

Property, plant and equipment, net	51,472	33,318
Land use rights, net	3,024	1,546
Deferred tax assets	432	–
Other Assets	192	357

TOTAL ASSETS	$127,271	$83,009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loans	$53,104	$36,680
Accounts payable	12,085	13,079
Due to related parties	2,935	4,301
Advances from customers	4,263	933
Tax payables	1,329	1,996
Other current liabilities	6,716	5,069
Total current liabilities	80,432	62,058
Deferred income	4,138	–
Total liabilities	84,570	62,058
Shareholders' equity:
Common Stock, $.0001 par value: 250,000 authorized; 54,001 and 50,001 issued and outstanding at March 31, 2006, respectively	5	5
Additional paid-in capital	8,226	8,226
Retained earnings	31,538	11,664
Accumulated other comprehensive income	2,932	1,056
Total shareholders' equity	42,701	20,951

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$127,271	$83,009

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except earning per share data)
(As restated, see Note 18)

	2007	2006	2005

Net sales	$216,605	$132,289	$63,452
Including: Related party sales	16,815	20,983	4,821
Cost of sales	109,900	76,653	35,172
Including: Related party cost of sales	14,871	19,771	4,500
Gross profit	106,705	55,636	28,280

Selling & distribution expenses	25,561	15,494	11,269
Advertising and promotion expenses	52,322	20,908	9,177
General & administrative expenses	7,031	5,896	3,328
Total operating expense	84,914	42,298	23,774

Income from operations	21,791	13,338	4,506

Interest expense	(1,896)	(1,784)	(676)
Interest income	356	238	145
Other income, net	1,219	690	(20)

Income before provision for income tax	21,470	12,482	3,955
Provision for income tax	1,596	1,446	89
Net income before minority interests	19,874	11,036	3,866

Minority interests	–	1	(744)
Net income attributable to shareholders	$19,874	$11,035	$3,122

Earning per share—basic and diluted	$0.40	$0.23	$0.07
Weighted average common share outstanding-basic and diluted	50,001	48,834	46,000

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(As restated, see Note 18)

	Common Stock Outstanding	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at April 1, 2004	46,000	$5	$7,001	$(2,493)	$(108)	$4,405
Capital contribution during the year			205			205
Net income for the year	–	–	–	3,122	–	3,122
Transfer to reserves						–
Currency translation adjustment	–	–	–	–	(110)	(110)
Balance at March 31, 2005	46,000	5	7,206	629	(218)	7,622
Acquisition of Vorsatech	1,121	–	(18)	–	–	(18)
Capital stock issued to financial consultant and finders	2,880	–	567	–	–	567
Capital contribution during the year	–	–	471	–	–	471
Net income for the year	–	–	–	11,035	–	11,035
Currency translation adjustment	–	–	–	–	1,274	1,274
Balance at March 31, 2006	50,001	5	8,226	11,664	1,056	20,951
Net income for the year	–	–	–	19,874	–	19,874
Currency translation adjustment	–	–	–	–	1,876	1,876
Balance at March 31,2007	50,001	$5	8,226	31,538	2,932	42,701

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (As restated, see Note 18)

	2007	2006	2005

Cash flow from operating activities:
Net income	$19,874	$11,035	$3,122
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,057	914	1,320
Bad debt expense	397	215	98
(Gain) or loss on short term investment	(77)	3	26
Minority interest	-	-	744
Financial consultants and finders fee	-	567	-
Changes in operating assets and liabilities:
Accounts receivable	(4,044)	(758)	(587)
Inventories	(4,616)	(5,032)	(327)
Advances to suppliers	(852)	368	87
Due from related parties	(3,139)	(520)	(5,593)
Other receivable	(363)	(484)	10,916
Deferred expense	(126)	258	(58)
Accounts payable	(994)	5,788	(9,188)
Due to related parties	(1,366)	(4,508)	(817)
Advances from customers	3,330	392	(320)
Tax payable	(668)	1,391	91
Deferred tax assets	(432)	-	-
Other payable and other accrued liabilities	1,647	357	(2,567)
Deferred revenue	4,138	-	-
Net cash provided by operating activities	14,766	9,986	(3,053)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(8,939)	(669)	(1,380)
Cash used for construction in progress	(12,631)	(7,046)	(13,224)
Cash receipt of disposal of fix assets	29	-	-
Purchases of intangible assets	(14)	(16)	(334)
Sales on short term investment	120	-	-
Change in restricted cash	3,527	(6,184)	(4,872)
Net cash used in investing activities	(17,908)	(13,915)	(19,810)

Cash flow from financing activities:
Borrowing of bank loans	32,625	14,747	23,869
Repayment of bank loans	(16,200)	(12,698)	(3,625)
Issuance of Common stock	-	471	205
Net cash provided by financing activities	$16,425	$2,520	$20,449

Net change in increase in cash and cash equivalents	$13,283	$(1,409)	$(2,414)

Effect of exchange rate changes on cash and cash equivalents	1,876	1,274	(110)
Cash and cash equivalents, beginning of period	5,677	5,812	8,336
Cash and cash equivalents, end of period	20,836	5,677	5,812
Supplemental cash flow information:
Interest paid	$2,119	$1,982	$1,169
Income taxes paid	2,714	1,026	95

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 31, 2007, 2006 AND 2005

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Restated)

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

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., to develop, manufacture, and export chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. For the past year, the Company has been exporting these products which generated revenue for the company. In the business venture, the Company has made an initial investment of $7.5 million. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this business venture was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

2. BASIS OF PRESENTATION (Restated)

The consolidated financial statements include the accounts of the Company (SYUT) and all its subsidiaries ("The Group"). All material inter-company accounts and transactions have been eliminated.

The following companies are consolidated for financial statement presentation:

	March 31,
	2007	2006	2005	Incorporation date
Name of subsidiaries
Qingdao St. George Dairy Co., Ltd.	100%	100%	100%	Sep-01
Qingdao Sheng Yuan Dairy Co., Ltd.	100%	100%	100%	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co., Ltd.	100%	100%	100%	Apr-01
Bei’an Yipin Dairy Co., Ltd.	100%	100%	100%	Jun-04
Zhangjiakou Shen Yuan Diary Co., Ltd.	100%	100%	100%	Mar-04
Inner Mongolia Sheng Yuan Food Co.,Ltd.	100%	0%	0%	Sep-06
Inner Mongolia Meng Yuan Food Co.,Ltd.	100%	0%	0%	Apr-05*
Mei Tai Technology (Qingdao) Co., Ltd.	100%	0%	0%	Nov-06

* The previous owner of the assets acquired was established in April, 2005.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Restated)

A. RESTRICTED CASH

Restricted cash is 30%, 50%, or 100% bank demand deposit used as security against notes payable. This is used by the Company as a short term instrument to reduce financing cost. Cash restricted are called at the same terms of notes.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property, plant and equipment are as follows:

Buildings and leasehold improvement	20 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	5 years
Motor vehicles	5 years

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

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $7.1 million and $4.1 million for the year ended March 31, 2007 and 2006, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1.6 million, $1.4 million and $89,000 for the year ended March 31, 2007, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $5.5 million, $2.7 million and $1.2 million for the year ended March 31, 2007, 2006 and 2005, respectively. The per share effect of the total tax savings was $0.11, $0.05 and $0.03 for the year ended March 31, 2007, 2006 and 2005, respectively.

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

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:

Name of subsidiaries	Period-Tax rate (Calendar Year)						Incorporation date
	2006	2007	2008	2009	2010	2011
Qingdao St. George Dairy Co., Ltd.	12%	12%	12%	24%	24%	24%	Sep-01
Qingdao Sheng Yuan Dairy Co., Ltd.	30%	30%	25%	25%	25%	25%	Jan-98
Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	0%	0%	16.5%	16.5%	16.5%	25%	Apr-01
Bei’an Yipin Dairy Co., Ltd.	0%	16.5%	16.5%	16.5%	25%	25%	Jun-04
Zhangjiakou Shen Yuan Dairy Co., Ltd.	0%	0%	16.5%	16.5%	16.5%	25%	Mar-04
Mei Tai Technology(Qingdao) Co.,Ltd.	0%	0%	0%	0%	16.5%	16.5%	Nov-06
Inner Mongolia Sheng Yuan Food Co.,Ltd.	0%	0%	0%	0%	16.5%	16.5%	Sep-06
Inner Mongolia Meng Yuan Food Co.,Ltd	33%	33%	25%	25%	25%	25%	Apr-05

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, which will take effect beginning January 1, 2008. Under the new tax law, foreign invested enterprises and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations.

I. GOVERNMENT SUBSIDIES

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense is recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expenses of the related assets over the useful lives of these assets. Government subsidies were $1.1 million, $734,000 and $271,000 for the years ended March 31, 2007 2006 and 2005, respectively.

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

31-Mar-07
Balance sheet	RMB	7.734	to US $	1
Operating statement	RMB	7.876	to US $	1

31-Mar-06
Balance sheet	RMB	8.017	to US $	1
Operating statement	RMB	8.147	to US $	1

31-Mar-05
Operating statement	RMB	8.277	to US $	1

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB to fluctuate within a narrow band vis a vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected the changes in the foreign currency translation as reflected in the other comprehensive income / (loss) of $1.9 million, 1.3 million and $(110,000) for the years ended March 31, 2007 2006 and 2005, respectively.

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

N. REVENUE RECOGNITION

The Company recognizes revenue from product sales when goods are delivered and rewards and risk of ownership and title pass to the customer. Revenues consist of the invoice value of the sale of goods and services net of value added tax, rebates and discounts, certain sales incentives, trade promotions, and product returns. Revenue dilution is accounted for as reductions in sales in the same period the related sales are recorded.

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

P. ADVERTISING AND PROMOTION EXPENSES

Advertising and promotion expenses include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $52.3 million, $20.9 million and $9.2 million for the years ended March 31, 2007, 2006 and 2005 respectively.

Q. EMPLOYEES' BENEFITS

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

R. COMPREHENSIVE INCOME/(LOSS)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The other comprehensive income for the years ended March 31, 2007 and 2006 was $1.9 million and $1.3 million, respectively, while the other comprehensive loss for the year ended March 31, 2005 was $110,000.

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

4. ACCOUNTS RECEIVABLE (Restated)

The Company's accounts and notes receivables as at March 31, 2007 and 2006 are summarized as follows:

(in thousands)	March 31, 2007	March 31, 2006
Trade receivables	$5,688	$2,957
Less: Allowance for doubtful accounts	(241)	(417)
Trade receivable, net	$5,447	$2,540
Notes receivable	1,313	-
Total of accounts and notes receivable, net	6,760	2,540

The activity in the Company allowance for doubtful accounts during the years ended March 31, 2007 and 2006 is summarized as follows:

(in thousands)	March 31, 2007	March 31, 2006

Balance at beginning of year	$417	$202
Additions (deductions) during the year	(176)	215
Balance at end of year	$241	$417

5. PROPERTY, PLANT AND EQUIPMENT (Restated)

( in thousands)	March 31, 2007	March 31, 2006
Property, plant and equipment Cost:
Buildings and leasehold improvement	$16,638	$7,252
Plant and machinery	23,284	7,206
Office equipment and furnishings	1,984	988
Motor vehicles	1,040	1,211
	$42,946	$16,657
Less: Accumulated depreciation:
Buildings and leasehold improvement	1,798	1,265
Plant and machinery	3,450	2,306
Office equipment and furnishings	472	336
Motor vehicles	590	630
Total accumulated depreciation	6,310	4,537
Construction in progress	14,836	21,198
Property, plant and equipment, net	$51,472	$33,318

The Company recorded depreciation expense of $1.8 million, $791,000 and $1.3 million for the years ended March 31, 2007, 2006 and 2005, respectively.

The Company had pledged certain of its property, plant and equipment as collateral to secure bank loans with financial institutions in the PRC. The amounts of assets pledged at cost were $32.7 million and $11.6 million as of March 31, 2007 and 2006, respectively.

6. LAND USE RIGHTS (Restated)

	March 31, 2007	March 31, 2006
Cost:	3,177	1,660
Less: Accumulated amortization:	153	114
Land use rights, net	$3,024	$1,546

The Company recorded amortization expense of $40,000, $38,000 and $20,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

7. INVENTORIES (Restated)

The Company's inventories at March 31, 2007 and 2006 are summarized as follows:

(in thousands)	March 31, 2007	March 31, 2006
Raw materials	$4,522	$1,985
Work-in-progress	7,714	7,586
Finished goods	3,217	2,132
Packing materials and other consumables	953	86
Total Inventories	$16,406	$11,789

8. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification of Related Party Balance by Nature

a.	Due from related parties

(in thousands)	31-Mar-07	31-Mar-06
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$978	$226
Sheng zhi Da Dairy Group Corporation	-	(268)
Beijing Kelqin Dairy Co. Ltd	3,015	1,708
St. Angel (Beijing Business Service)	-	1,761
Beijing Honnete Dairy Corporation Ltd	7,207	4,185
Beijing Ao Naier Feed Stuff LLC	462	298
Beijing Ludin Xueyuan Trading Co. Ltd	80	692
Total Due from Related Companies	$11,742	$8,602

b.	Due to related parties

(in thousands)	March 31, 2007	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$728	$705
Sheng Zhi Da Dairy Group Corporation	1,338	2,193
Beijing Kelqin Dairy Co. Ltd	863	64
St. Angel (Beijing Business Service)	5	-
Beijing Honnete Dairy Corporation Ltd	-	1,339
Beijing Ludin Xueyuan Trading Co. Ltd	1	-
Total Due to Related Companies	$2,935	$4,301

B. Classification of Related Party Transactions by Nature

a.	Due from related parties

(in thousands s)	31-Mar-07	31-Mar-06

Trade receivables	$4,535	$2,018
Advance to suppliers	7,207	-
Prepayments	-	4,526
Other recievables	-	2,058
Total	$11,742	$8,602

b.	Due to related parties

(in thousands)	31-Mar-07	31-Mar-06

Trade payables	$1,685	$4,301
Other payables	1,250	-
Total	$2,935	$4,301

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

9. INTANGIBLES

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

Amortization expense for years ended March 31, 2007, 2006 and 2005 was $157,000, $87,000 and $56,000, respectively. Estimated amortization expense for each of the five succeeding years is as follow:

Year ending March 31, (in thousands)
2008	46
2009	45
2010	34
2011	3
2012	1

10. BANK LOANS (Restated)

At March 31, 2007 and 2006, the Company had short-term loans from banks at the amount of $53.1 million and $36.7 million, respectively, bearing interest ranging from 5.85% to 6.48% per annum. Such loans are extendable for not less than one year to March 2008. The loans were secured by the pledge of certain fixed assets held by the Group and its subsidiaries. The value of equipment pledged were $32.7 million and $11.6 million during the year ended March 31, 2007 and 2006 respectively.

11. INCOME TAXES (Restated)

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended March 31 , 2007:

(in thousands)	March 31. 2007
Tax expense computed at federal statutory rate	$7,938
Foreign Rate Benefit	$(5,915)
Other Benefit	$(427)
Total income tax expenses	$1,596

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets are approximately as follows at March 31.

(in thousands)	Mar-07	Mar-06	Mar-05
Net deferred tax asset:
Net operating loss carry-forward	$432	$-	$-
Total	$432	$-	$-

At March 31, 2007, operating loss carry-forwards of approximately $517,000 of U.S Synutra expiring through 2027 are available to offset future taxable income. No valuation allowance is deemed necessary. Qingdao Shengyuan Dairy Co.,Ltd, one of our subsidiaries in China, have recorded net losses in the past, which they may carry forward for five years from the end of the period in which the loss was recorded to offset future net income for tax purposes. We cannot, however, give any assurances that the subsidiary will record sufficient net income for tax purposes within the carry forward periods to realize the full tax benefit of these past net losses. The net operating loss of Qingdao Shengyuna Diary Co.,Ltd were $634,000 for the years ended March31, 2007. Subject to an enterprise income tax of 33%, the deferred tax assets of the company are $214,000, as of March31, 2007 .

The Company’s income before income taxes was comprised of the following for the years ended March 31, 2007, 2006 and 2005, respectively:

	Year ended March 31,
	2007	2006	2005
(in thousands)
United States	$(126)	$(317)	$(20)
PRC	21,596	12,799	3,975
Total	$21,470	$12,482	$3,955

Income taxes are calculated on a separate entity basis.

The provisions for income taxes for the years ended March 31, 2007, 2006 and 2005, respectively, are summarized as follows:

	Year ended March 31
(in thousands)	2007	2006	2005
Current	$2,023	$1,446	$89
Deferred	(427)	-	-
	$1,596	$1,446	$89

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $7.1 million, $4.1 million and $1.3 million for the years ended March 31, 2007, 2006 and 2005, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1.6 million, $1.4 million and $89,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $5.5 million, $2.7 million and $1.2 million, respectively. The per share effect of the total tax savings was $0.11, $0.05 and $0.03 for the years ended March 31, 2007, 2006 and 2005, respectively.

12. EARNINGS PER SHARE (EPS) (Restated)

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

(in thousands except for per share data)	Year Ended March 31,
	2007	2006	2005
Numerator:
Net income attributable to common shareholders	$19,874	$11,035	$3,122
Denominator:
Denominator for basic income per share—weighted average shares	50,001	48,834	46,000
Denominator for diluted income per share—weighted average shares and assumed conversions	50,001	48,834	46,000
Basic and diluted net income per share	$0.40	$0.23	$0.07

13. RELATED PARTY TRANSACTIONS

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

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a. Main Product Sales to Related Companies

	Year ended March 31,
(in thousands)	2007	2006	2005
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$637	$—	$—
Beijing Honnete Dairy Corporation Ltd	-	1,254	—
St. Angel (Beijing Business Service)	-	1,048	324
Beijing Kelqin Diary Co. Ltd.	5,230	—	—
Beijing Ludin Xueyuan Trading Co. Ltd	686	527	270
Total	$6,553	$2,829	$594

b. Ancillary Product Sales to Related Companies

	Year ended March 31,
(in thousands)	2007	2006	2005
Beijing Kelqin Dairy Co. Ltd	$311	$2,260	384
Sheng Zhi Da Dairy Group Corporation	—	376	1,038
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,401	3,542	2,789
Beijing Honnete Dairy Corporation Ltd	6,128	11,901	—
Beijing Ao Naier Feed Stuff LLC	130	75	16
Beijing Ludin Xueyuan Trading Co. Ltd	260	—	—
St. Angel (Beijing Business Service)	32	—	—
Total	$10,262	$18,154	$4,227

Total of main product and ancillary product sales to related companies	$16,815	$20,983	$4,821

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

14. COMMITMENTS AND CONTINGENCIES (Restated)

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

C. LEGAL PROCEEDINGS

N/A

D. GUARANTEES

As at March 31, 2007, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $ 1.1 million in total extended to 104 farmers in the Zhangbei Area. These bank loans mature on December 25, 2007. Total amounts of bank loans under this guarantee arrangement were $1.1 million and $1.5 million as of March 31, 2006, and 2005 respectively. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

15. SEGMENTS

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

16. SUBSEQUENT EVENTS (Restated)

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

In May 2007, the Company acquired an 80% equity interest which was previously held by Mr. Liang Zhang, our Chief Executive Officer, in Baoquanling Shengyuan Diary Co., Ltd. (“BQL”) for consideration of $ 1.41 million. Immediately after the acquisition, the Company entered into an agreement with Junchuan Ranch of Heilongjiang Province (“Junchuan Ranch”), who held the remaining 20% equity interest in BQL, to make a capital injection in an aggregate amount of $ 4.74 million into BQL. After the capital injection, the Company increased its holding to 94.62%. Junchuan Ranch holds the remaining 5.38% interest. In this transaction, the Company’s capital injection of $ 4.74 million was used to erect a new dairy processing facility to produce infant formula products. At completion, the BQL production expansion will result in a total capacity of 18,000 tons per year of infant and pediatric nutritional products. The production technology upgrade and capacity augmentation are integral parts of the company’s long-term technological development strategy to move from the current industry practice of spray-drying technologies to dry-blending technologies in China.

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Restated)

Summarized quarterly financial information in fiscal 2007 and 2006 is as follows:

(in thousands except per share data	Fiscal Year 2007					Fiscal Year 2006
	First	Second	Third	Fourth	Total	First	Second	Third	Fourth	Total
Revenue	49,107	45,617	56,314	65,567	216,605	21,164	30,172	43,805	37,148	132,289
Gross Profit	21,460	23,409	28,131	33,705	106,705	9,508	14,548	15,875	15,705	55,636
Net Income	7,971	4,921	2,919	4,063	19,874	1,724	1,337	3,778	4,196	11,035
Earnings per share, basic and diluted	0.16	0.10	0.06	0.08	0.40	0.04	0.03	0.08	0.08	0.23

18. RESTATEMENT

Adjustments

Subsequent to the Original Filing, we identified the following issues in our consolidated financial statements and have made the adjustments as follows:

•
In fiscal year 2007, we acquired certain fixed assets from Zheng Lan Qi County and subsequently established a new subsidiary with these assets. In conjunction with the acquisition, the local government provided an irrevocable subsidy of $4.1 million which we recognized as subsidy income for the fiscal year ended March 31, 2007. Subsequent to the Original Filing, we determined that the $4.1 million should be deferred and netted against the depreciation expenses of the assets acquired, as this method effectively matches the related depreciation of the cost of assets with the corresponding grant income. The effect of this adjustment is a decrease in subsidy income by $4.1 million and an increase in deferred subsidy by $4.1 million for the fiscal year ended March 31, 2007. We did not recognize any of the subsidy during the fiscal year as the asset had not yet been placed in service.

•
The Company has recognized revenue upon shipment rather than upon delivery to the distributors' site. The effect of the difference between the shipment and delivery is a decrease in sales and an increase in advances from customers of $1.6 million for the year ended March 31, 2007. In addition, Cost of sales is reduced and inventory is increased by $692,000 for the same period.

•
The cash consideration given to our retailers, who purchased our products directly from our distributors, is reclassified as a reduction of sales. It was recorded as advertising and promotion expense in the Original Filing. The effects of the reclassification are a decrease in sales and advertising and promotion expense of $1.2 million and $0.4 million for the fiscal years ended March 31, 2007and 2006, respectively.

•
The amount of free products provided to our customers is reclassified as cost of sales for the fiscal years ended March 31, 2007 and 2006. It had been recorded as advertising and promotion expense in the Original Filing. The effects of this adjustment are an increase in cost of sales and a decrease in advertising and promotion expense of $1.0 million and $1.2 million for the fiscal years ended March 31, 2007 and 2006, respectively.

•
We have reviewed our consolidated income tax provision and recognized net operating loss carried forwards of one of our subsidiaries as additional deferred tax assets. As a result, our consolidated income tax provision decreased by $209,000 for the year ended March 31, 2007.

•
Restricted cash, included as cash and cash equivalents in the Original Filing, represents cash deposited with the banks as guarantee for the issuance of promissory notes. Under US GAAP, restricted cash does not meet the definition of cash and cash equivalents, and separate disclosure on the face of balance sheet is required. In addition, the change in the restricted cash balance, given its use to secure promissory notes, should have been presented as an investing activity. Therefore, restricted cash of $12.9 million and $16.4 million is reclassified and is presented as an individual item on our consolidated balance sheets as of March 31, 2007 and 2006, respectively. In addition, the increase (decrease) in restricted cash of $3.5 million ($6.2 million) is reclassified from operating to investing activities in the consolidated statements of cash flows for the years ended March 31, 2007 and 2006, respectively.

•
We recognized $1.1 million in previously deferred advertising expense for the year ended March 31, 2007 as the associated advertising and promotion expenses had been provided. We also reclassified $0.4 million in amounts classified as deferred advertising expenses to other receivables.

•
As at March 31, 2007, the Company had provided bank loan guarantees of $1.1 million in total, extended to 104 farmers in the Zhangbei area. This was incorrectly presented as gross other receivable and other payable in the Original filing. The Company has revised the balance sheet to eliminate both the other receivable and other payable.

•
Land use rights, which represents a prepaid lease payment, is reclassified as an individual line item on our consolidated balance sheets as of March 31, 2007 and 2006, respectively. It was included as part of property, plant and equipment, net in the Original Filing.

•	A balance of $4.9 million in long-term liabilities as of March 31, 2006, which was due on December, 2006, has been reclassified as short-term bank loans due to its maturity of less than one year.

•
Certain short-term notes payable balances, in the amounts of $17.5 million and $18.5 million, are reclassified as short-term bank loans as of March 31, 2007 and 2006, respectively, as the ultimate lender of the note is an accredited financial institution.

•	We reclassified $1.8 million in advances to suppliers to construction in progress under property, plant and equipment as of March 31, 2007, as the goods had been delivered and used in construction.

Reclassification

In addition to the above correcting adjustments, we also made reclassifications on our consolidated financial statements as follows for the current period and the prior period presentation has been conformed:

•
Accounts receivable and notes receivable have been combined as accounts receivable. They used to be reported separately. The combined amounts of accounts receivable were $6.7 million and $2.5 million as of March 31, 2007 and 2006, respectively.

•
Deferred expenses and short-term investment have been combined as deferred expense and other current assets. They used to be reported separately. The combined amounts of deferred expense and other current assets were $252,000 and $139,000 as of March 31, 2007 and 2006, respectively.

•
Intangible assets and other long-term deferred costs have been combined as other assets. They used to be reported separately. The combined amounts of other assets were $193,000 and $356,000 as of March 31, 2007 and 2006, respectively.

•
Construction in progress had been included under property, plant and equipment, net. It used to be reported separately. The amounts of construction in progress were $14.8 million and $21.2 million as of March 31, 2007 and 2006, respectively.

•
Accounts payable and notes payable have been combined as accounts payable. They used to be reported separately. The combined amounts of accounts payable were $12.1 million and $13.1 million as of March 31, 2007 and 2006, respectively.

•
Accrued expense and other payable have been combined as other current liabilities. They used to be reported separately. The combined amounts of other current liabilities were $6.7 million and $5.1 million as of March 31, 2007 and 2006, respectively.

•
Retained earnings and reserves have been combined as retained earnings. They used to be reported separately. The combined amounts of retained earnings and reserves were $31.5 million and $11.7 million as of March 31, 2007 and 2006, respectively.

•
Government grants other than those related to assets, which used to be reported as a separate line item, have been reported as other income, net. The effect of the reclassification is an increase of $ 1.1 million, $271,000 and $734,000 on other income, net for the years ended March 31, 2007, 2006 and 2005, respectively. These subsidies are not related to fixed asset government explained above.

Consolidated Balance Sheets

Two years ended March 31, 2007 and 2006

The following table sets forth the consolidated balance sheets for the Company as of the dates indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 18.

	Fiscal Year 2007			Fiscal Year 2006
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$33,766	$(12,930)	$20,836	$22,134	$(16,457)	$5,677
Restricted cash	-	12,930	12,930	-	16,457	16,457
Notes receivable	1,313	(1,313)	-	-	-	-
Accounts receivable	5,447	1,313	6,760	2,540	-	2,540
Inventories	15,714	692	16,406	11,789	-	11,789
Other receivable, net	2,694	(675)	2,019	2,230	-	2,230
Deferred expenses	1,786	(1,534)	252	126	(30)	96
Advances to suppliers	3,073	(1,867)	1,206	354	-	354
Total current assets	75,535	(3,384)	72,151	47,818	(30)	47,788

Property, plant and equipment, net	43,470	(3,086)	40,384	13,728	(1,608)	12,120
Construction in progress	9,220	1,868	11,088	21,198		21,198
Land use rights, net	-	3,024	3,024	-	1,546	1,546
Deferred tax assets	218	214	432	-	-	-
Other Assets	131	62	193	265	92	357

TOTAL ASSETS	128,574	(1,303)	127,271	83,009	-	83,009

Current Liabilities:
Bank loans	35,649	17,455	53,104	13,134	23,546	36,680
Notes payable	17,972	(17, 972)	-	19,113	(19,113)	-
Accounts payable	11,568	517	12,085	12,580	499	13,079
Advances from customers	2,620	1,643	4,263	933	-	933
Other payables	6,518	(1,119)	5,399	4,569	-	4,569
Total current liabilities	79,909	523	80,432	57,126	4,932	62,058
Long term debts	-	-	-	4,932	(4,932)	-
Deferred income	-	4,138	4,138	-	-	-
Total liabilities	79,909	4,661	84,570	62,058	-	62,058
Retained earnings	37,395	(5,857)	31,538	11,664	-	11,664
Accumulated other comprehensive income	3,039	(107)	2,932	1,056	-	1,056
Total shareholders' equity	$48,665	$(5,964)	$42,886	$20,951	$-	$20,951

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$128,574	$(1,303)	$127,271	$83,009	$-	$83,009

Consolidated Statements of Income

Three years ended March 31, 2007

The following tables show the Consolidated Statements of Income for the fiscal years indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 18.

	Fiscal Year 2007			Fiscal Year 2006
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments		As Restated
Net sales	$219,404	$(2,799)	$216,605	$132,692	$(403)		$132,289
Cost of sales	109,551	349	109,900	75,423	1,230		76,653
Gross profit	109,853	(3,148)	106,705	57,269	(1,633)		55,636

Advertising and promotion expenses	53,467	(1,145)	52,322	22,541	(1,633)		20,908
General and administrative expenses	6,819	212	7,031	5,698	198		5,896
Total operating expense	85,847	(933)	84,914	43,733	(1,435)		42,298
Income from operations	24,006	(2,215)	21,791	13,536	(198)		13,338
Subsidy income	5,173	(5,173)	-	734	(734)		-
Interest expense	(2,119)	223	(1,896)	(1,982)	198		(1,784)
Other income, net	120	1,099	1,219	(45)	735		690
Income before provision for income tax	27,536	(6,,066)	21,470	12,482	-		12,482
Provision for income tax	1,805	(209)	1,596	1,446	-		1,446
Net income attributable to shareholders	25,731	(5,857)	19,874	11,035	-		11,035
Currency translation adjustment	$1,983	$(107)	$1,876	$1,274	-	$	$ 1,274
Comprehensive income	$27,714	$(5,964)	$21,750	$12,309	-	$	$ 12,309

Earning per share—basic and diluted	0.51	(0.11)	0.40	$0.23		$	$ 0.23

	Fiscal Year 2005
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
General and administrative expenses	2,835	493	3,328
Total operating expense	23,281	493	23,774
Income from operations	4,999	(493)	4,506
Subsidy income	271	(271)	-
Interest expense	(1,169)	493	(676)
Other income, net	(291)	271	(20)
Net income attributable to shareholders	3,122	-	3,122

Consolidated Statement of Cash Flows
Three years ended March, 2007

The following tables show the consolidated statements of cash flows for the fiscal years indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 18.

	Fiscal Year 2007
	As Previously Reported	Restatement Adjustments	As Restated
Cash flow from operating activities:
Net income	$25,731	$(5,857)	$19,874
Changes in operating assets and liabilities:
Inventories	(3,925)	(691)	(4,616)
Advances to suppliers	(2,719)	1,867	(852)
Other receivable, net	(1,037)	674	(363)
Deferred expenses	(1,660)	1,534	(126)
Notes payable	(1141)	1,159	18
Advances from customers	1,687	1,643	3,330
Deferred tax assets	(219)	(213)	(432)
Other payables and accrued liabilities	2,767	(1,120)	1,647
Deferred revenue	-	4,138	4,138
Net cash provided by operating activities	11,632	3,134	14,766

Cash flow from investing activities:
Cash used for construction in progress	(10,763)	(1,868)	(12,631)
Restricted cash	-	3,527	3,527
Net cash provided by (used in)investing activities	(19,567)	1,659	(17,908)
Cash flow from financing activities:
Borrowing of bank loans	17,584	15,041	32, 625
Repayment of bank loans	-	(16,200)	(16,200)
Net cash provided by financing activities	$17,584	$(1,159)	$16,425

Effect of exchange rate changes on cash and cash equivalents	1,983	(107)	1,876
Net change in increase in cash and cash equivalents	9,649	3,634	13,283
Cash and cash equivalents, beginning of period	22,134	(16,457)	5,677
Cash and cash equivalents, end of period	33,766	(12,930)	20,836

	Fiscal Year 2006			Fiscal Year 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Cash flow from operating activities:
Notes payable	(708)	(1,117)	(1,825)	7,739	(17,345)	(9,606)
Net cash provided by operating activities	11,102	(1,116)	9,986	14,293	(17,346)	(3,053)

Cash flow from investing activities:
Restricted cash	-	(6,184)	(6,184)	-	(4,872)	(4,872)
Net cash used in investing activities	(7,731)	(6,184)	(13,915)	(14,938)	(4,872)	(19,810)
Cash flow from financing activities:
Borrowing of bank loans	933	13,814	14,747	2,899	20,970	23,869
Repayment of bank loans	-	(12,698)	(12,698)	-	(3,625)	(3,625)
Net cash provided by financing activities	$1,404	$1,116	$2,520	3,104	17,345	20,449

Net change in increase in cash and cash equivalents	4,775	(6,184)	(1,409)	2,458	(4,872)	(2,414)
Cash and cash equivalents, beginning of period	16,085	(10,273)	5,812	13,737	(5,401)	8,336
Cash and cash equivalents, end of period	22,134	(16,457)	5,677	16,085	(10,273)	5,812

Consolidated Statements of Stockholders’ Equity

The year ended March 31, 2007

The following tables show the consolidated statements of stockholders’ equity for the fiscal yearindicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 18.

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Previously Reported Balance at March 31, 2007	$37,395	$3,039	$48,665
Adjustments	(5,857)	(107)	(5,964)

Restated Balance at March 31,2007	$31,538	$2,932	$42,701

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s assessment identified the following material weaknesses:

1. The Company did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s complex financial accounting and reporting requirements and low materiality thresholds.

2. The Company did not have a robust antifraud and risk assessment process in place to regularly monitor and document the procedures, programs and controls related to its financial reporting.

3. The Company did not have effective controls to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.

Due to these material weaknesses in internal control over financial reporting -- as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end closing process and the resulting restatements -- management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Further, management understands that these material weaknesses, if not remediated, could result in the Company not being able to meet its regulatory filing deadlines or cause a material misstatement in the future.

REMEDIATION AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of developing and implementing remediation plans to address our material weaknesses in our internal control over financial reporting by adopting and implementing the Sarbanes Oxley Act for the Company's fiscal year ending March 31, 2008. During the second quarter of 2008, management conducted a program to plan the remediation of all identified material weaknesses and significant deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company will hire and/or appoint new managers in the accounting area and engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions are in process to address the material weaknesses in our internal control over financial reporting described above:

1. Reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel to address the Company's complex accounting and financial reporting requirements, and (3) assessing the technical accounting capabilities at our subsidiaries to ensure the right complement of knowledge, skills, and training.

2. Improve period-end closing procedures by (1) requiring all significant non-routine transactions to be reviewed by Corporate Accounting, (2) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (3) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (4) developing better monitoring controls at Corporate Accounting and at our subsidiaries and (5) documenting and implementing antifraud programs and controls as well as comprehensive risk assessment procedures, programs and controls.

As previously noted, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and will implement additional closing procedures during the remainder of fiscal 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements as and for the fiscal year ended March 31, 2007 in this Form 10-K/A, fairly present in all material aspects the financial condition and results of operations of the Company in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, management does not believe that there have not been any other changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., to develop, manufacture, and export chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. For the past year, the Company has been exporting these products which generated other income for the company. In the business venture, the Company has made an initial investment of $7.5 million. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key revenue source for the Company’s operations, including in specially formulated milk powder products for women, in dairy-based protein bars, and as a main ingredient in new meal replacement products for women, in addition to direct export of the protein product to North America. The consummation of this business venture was contingent upon the injection of investment capital by the Company into the business within 6 months from the date of approval by the government authorities.

On December 8, 2006, the Company’s subsidiary, Qingdao ST George Dairy Co., Ltd., entered into an agreement with the owners of Cangshan Tian Fa Bio-chemical Co., Ltd. (“Tian Fa”), a chondroitin sulfates supplier of the Company, to acquire a 51% equity stake in Tian Fa from its owners for a consideration of $ 196,000. The consideration was not paid and the transaction was terminated due to differences on business direction on December 18, 2006 with mutual consent. Qingdao ST George Dairy Co., Ltd. ceased to be a shareholder of Tian Fa on the same date.

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

Liang Zhang. Mr. Liang Zhang has been Chairman of the Board and Chief Executive Officer of Synutra since 2000 and General Manager of Sheng Yuan Dairy Co., Ltd. since 2000. Mr. Liang Zhang has been a recognized business leader of the dairy industry in China, serving as of China Dairy Industry Association. Through his dairy ingredients trading company, Beijing Honnete Dairy Corporation, Ltd, Mr. Zhang has been the largest volume trader of whey protein imports in China since the early 1990s. Mr. Zhang received a BA from Nanjing International Relations Institute .

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

Committees of the Board of Directors

Audit Committee. The members of our audit committee are Lawrence Lee, Jinrong Chen, and Yiu-Chun Chan, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Stock Market. Mr. Lawrence Lee serves as Chairman of the committee and serves as the Financial Expert of the committee. During the fiscal year ended March 31, 2007, the Committee held one meeting. The committee is governed by a Charter, a current copy of which is to be made available on our website www.synutra.com . Our audit committee assists our board of directors in its oversight of:

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

CODE OF ETHICS

The Company has a Code of Ethics, which is applicable to all directors, officers, and employees. The Code of Ethics is to be made available on our website www.synutra.com . If the Company amends the Business Code of Ethics with respect to a director or officer, it will make public the changes thereof no later than its next public filing with the Securities and Exchange Commission.

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

This table lists applicable percentage ownership based on 50,000,713 shares of common stock outstanding as of June 15, 2007.

Unless otherwise indicated, the address for each of the stockholders in the table is c/o of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Officers and Directors

Liang Zhang, Chief Executive Officer (2) 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	43,654,100	80.84

Jibin Zhang, Chief Financial Officer 103 Dong Lu Yuan Tongzhou District Beijing, China 101101	-	-

Weiguo Zhang, President and Chief Operating Officer 2275 Research Blvd., Suite 500 Rockville, Maryland 20850	-	-

Jinrong Chen, Director No. 316 Wei Lun Lou Bei School of Economics and Management Tsinghua University Beijing 100084 China	-	-

Yiu-Chun Chan, Director Block 22A, 13F, Baguio Villa, 555 Victoria Rd Pofulam, Hong Kong	-	-

Lawrence Lee, Director R9-101, 2899 Hongmei Rd. Minnauh District Shanghai, China 201103	-	-

Willie Wu, Director, Vice President 3 Guang Qu Men Wai Da Jie C9-301 Fuli Cheng Beijing 100022 China	-	-

Warburg Pincus LLC 466 Lexington Ave New York, NY 10017 United States	4,000,000	7.41

All Officers and directors as a group of seven (7) persons	43,654,100	80.84%

* Less than 1%

(1)	Based on 54,000,713 shares of the Company’s common stock outstanding as of June 18, 2007.

(2)	Includes 36,000,000 shares owned by Beams Power Investment Limited (“Beams”), a British Virgin Islands company. Mr. Liang Zhang, is the controlling stockholder and Chairman of Beams.

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

Main Product Sales to Related Companies

(in thousands)	Year ended March 31, 2007
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$637
Beijing Kelqin Diary Co. Ltd.	5,230
Beijing Ludin Xueyuan Trading Co. Ltd	686
Total	$6,553

Ancillary Product Sales to Related Companies

(in thousands)	Year ended March 31, 2007
Beijing Kelqin Dairy Co. Ltd	$311
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,401
Beijing Honnete Dairy Corporation Ltd	6,128
Beijing Ao Naier Feed Stuff LLC	130
Beijing Ludin Xueyuan Trading Co. Ltd	260
St. Angel (Beijing Business Service)	32
Total	$10,262

Purchases from related companies

(in thousands)	Year ended March 31, 2007
Beijing Kelqin Dairy Co. Ltd	$3,033
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	15,139
Beijing Honnete Dairy Corporation Ltd	11,460
Beijing Sheng Long Media Co. Ltd	19
Total	$29,651

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of October, 2007.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman	October 5, 2007

/s/Lawrence Lee
Lawrence Lee	Chief Financial Officer	October 5, 2007

/s/ Weiguo Zhang
Weiguo Zhang	Chief Operating Officer	October 5, 2007

/s/ Jinrong Chen
Jinrong Chen	Director	October 5, 2007

/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	October 5, 2007

/s/ Lei Lin
Lei Lin	Director	October 5, 2007

/s/ Willie Wu
Willie Wu	Director, Vice President	October 5, 2007