Form 10-Q
period 2007-06-30
Synutra International, Inc.
filed 2007-10-05
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number: 000-50601

SYNUTRA INTERNATIONAL, INC.

DELAWARE	13-4306188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2275 Research Blvd., Suite 500
Rockville, Maryland 20850

(301) 840-3888

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports(pending legal opinion), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐      No ☒

As of September 28, 2007, there were 54,000,713 shares of Common Stock, par value $0.0001 per share, issued and outstanding

EXPLANATORY NOTE

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

The Company’s failure to file timely its Form 10-Q was due to management’s assessment of accounting errors and irregularities identified during the preparation of the Form 10-Q. On October 5, 2007, as a result of such assessment, the Company filed an amended Annual Report on Form 10-K with restated financial statements as of and for the year ended March 31, 2007 (the “Form 10-K/A”). The Company will file amended Quarterly Reports on Form 10-Q with restated financial statements as of and for each fiscal quarter ended September 30, 2006 and December 31, 2006, as soon as practicable. The assessment and nature of the errors and irregularities identified during the preparation of the Form 10-Q are discussed in detail in the Form 10-K/A.

Further, the Company’s dismissal of its independent registered public accounting firm, Rotenberg & Co. LLP, engagement of Deloitte Touche Tohmatsu CPA Ltd. as its new independent auditors effective July 27, 2007 and assessment of the accounting errors and irregularities identified during the preparation of this Form 10-Q are described in the Company’s previously-filed Exchange Act documents as follows:

•	the Current Report on Form 8-K filed on July 27, 2007;
•	the Current Report on Form 8-K/A filed on August 9, 2007;
•	the Company’s Notification of Late Filing on Form 12b-25 filed on August 15, 2007;
•	the Current Report on Form 8-K filed on August 17, 2007;
•	the Current Report on Form 8-K filed on August 24, 2007; and
•	the Current Report on Form 8-K filed on October 2, 2007.

In addition, aspects of the restatement are described in Note 3 to the Notes to Condensed Consolidated Financial Statements to this Form 10-Q.

SYNUTRA INTERNATIONAL, INC.

FORM 10-Q
For the Quarter Ended June 30, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2007 and 2006	4
Condensed Consolidated Balance Sheets as of June 30, 2007 and March 31, 2007	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006	7
Notes to the Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	46

Item 4. Submission of Matters to a Vote of Security Holders	46

Item 5. Other Information	46

Item 6. Exhibits	47

Signatures	48

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earning per share data)
(unaudited)

	Three Months Ended June 30
	2007	2006
		(As restated, see note 3)
Net sales	$67,492	$49,107
Cost of sales	30,430	27,647
Gross profit	37,062	21,460

Selling & distribution expenses	7,574	5,042
Advertising and promotion expenses	18,448	6,474

General & administrative expenses	2,880	1,032
Total operating expense	28,902	12,548
Income from operations	8,160	8,912

Interest expense	2,174	345
Interest income	(352)	(61)
Other expenses/(income)	265	(138)
Income before provision for income tax	6,073	8,766

Provision for income tax	729	795
Net income before minority interests	5,344	7,971

Minority interests	4	—
Net income attributable to shareholders	$5,340	$7,971

Other comprehensive income	(1,098)	(39)
Comprehensive income	6,438	8,010

Earning per share—basic	$0.11	$0.16
Earning per share—diluted	$0.11	$0.16
Weighted average common share outstanding-basic	50,667	50,001

Weighted average common share outstanding-diluted	50,786	50,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENCED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)
(Unaudited)

	June 30, 2007	March 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$116,143	$20,836
Restricted cash	9,054	12,930
Accounts receivable, net of allowance for doubtful accounts of $201 and $241, respectively	8,703	6,760
Inventories	18,821	16,406
Other receivable	3,771	2,019
Due from related parties	16,749	11,742
Advances to suppliers	2,151	1,206
Deferred expenses and other current assets	602	252
Total current assets	175,994	72,151

Property, plant and equipment, net	63,214	51,472
Land use rights, net	3,051	3,024
Deferred tax assets	1,292	432
Other assets	1,214	192

TOTAL ASSETS	$244,765	$127,271

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loans	$83,212	$53,104
Accounts payable	16,074	12,085
Due to related parties	4,644	2,935
Advances from customers	6,539	4,263
Tax payables	2,018	1,329
Other current liabilities	8,673	6,716
Total current liabilities	121,160	80,432
Long term debts	1,773	—
Deferred income	4,202	4,138
Total liabilities	127,135	84,570
Minority interest	372	—
Shareholders' equity:
Common Stock, $.0001 par value: 250,000 authorized; 54,001 and 50,001 issued and outstanding at June 30, 2007 and March 31,2007, respectively	5	5
Additional paid-in capital	76,669	8,226
Retained earnings	36,554	31,538
Accumulated other comprehensive income	4,030	2,932
Total shareholders' equity	117,258	42,701

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$244,765	$127,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30
	2007	2006
		(As restated, see note 3)
Cash flow from operating activities:
Net income	$5,340	$7,971
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of discount on bank loans	1,032	—
Depreciation and amortization	993	372
Bad debt expense	(34)	(19)
Loss on disposal of property, plant and equipment	45	—
Deferred income tax	(291)	—
Minority interest	4	—
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	(5,878)
Inventories	(254)	3,325
Advances to suppliers	(924)	(599)
Due from related parties	(1,465)	1,219
Other assets	(817)	(988)
Accounts payable	2,452	(3,766)
Due to related parties	21	(2,097)
Advances from customers	2,338	(177)
Tax payables	681	(87)
Other liabilities	572	1,079
Net cash provided by operating activities	7,323	355

Cash flow from investing activities:
Acquisition of property, plant and equipment	(9,124)	(719)
Disposal of investment in an subsidiary	(1,046)	—
Purchases of intangible assets	(50)	(3)
Change in restricted cash	4,046	1,418
Advance to related companies	(3,324)
Acquisition of a subsidiary	190	—
Net cash (used in) provided by investing activities	(9,308)	696
Cash flow from financing activities :
Proceeds from bank loans	55,866	7,824
Repayment of bank loans	(24,959)	(3,752)
Proceeds from issuance of common stock, net of issuance costs of $145	65,857
Net cash provided by financing activities	96,764	4,072

Effect of exchange rate changes on cash and cash equivalents	528	39
Net change in cash and cash equivalents	$94,779	$5,123
Cash and cash equivalents, beginning of period	20,836	5,676
Cash and cash equivalents, end of period	$116,143	$10,838
Supplementary cash flows disclosure
Interest paid	$1,088	$345
Income taxes paid	$537	$796

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS

Synutra International, Inc., through its subsidiary companies in the People’s Republic of China (“PRC” or “China”), is principally engaged in the production, distribution, and sales of dairy based pediatric and adult nutrition products. The Company’s extensive sales network covers 24 provinces, 227 cities, and more than 800 counties throughout China. The Company’s fiscal year end is March 31.

2. BASIS OF PRESENTATION

The Company is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared these statements following the requirements of the SEC for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2007.

These statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company has determined that it operates its business in one reportable segment based upon the manner in which internal information is produced and evaluated by its chief operating decision making group, as defined under SFAS No. 131, which consists of the Company’s chief executive officer and chief financial officer.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

3. RESTATEMENT

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q/A Amendment No. 2 for the fiscal quarter ended June 30, 2006, filed with the SEC on February 13, 2007, management determined that the condensed consolidated statement of income for the three months ended June 30, 2006 should be restated for the following items:

•
The amount of free products provided to our customers is revised as cost of sales for the fiscal quarter ended June 30 2006. It had been recorded as advertising and promotion expense in the Original Filing. The effects of this adjustment are an increase in cost of sales and a decrease in advertising and promotion expenses of $224,000 for the fiscal quarter ended June 30 2006.

•
The cash consideration given to our retailers, who purchased our products directly from our distributors, is revised as a reduction of sales. It was recorded as advertising and promotion expense in the Original Filing. The effects of the reclassification are a decrease in sales and an increase in advertising and promotion expenses of $230,000 for the fiscal quarter ended June 30, 2006.

•
In fiscal quarter ended June 30, 2006, we acquired certain fixed assets from Zheng Lan Qi County and subsequently established a new subsidiary with these assets. In conjunction with the acquisition, the local government provided an irrevocable subsidy of $4.1 million which we recognized as subsidy income for the fiscal quarter ended June 30, 2006. Subsequent to the Original Filing, we determined that the $4.1 million should be deferred and netted against the depreciation expenses for the assets acquired as this method effectively matches the related depreciation for the costs of assets with the corresponding grant income. The effect of this adjustment is a decrease in subsidy income by $4.1 million and an increase in deferred subsidy by the same amount for the fiscal quarter ended June 30, 2006. We did not recognize any of the subsidy during the fiscal year as the asset had not yet been placed in service.

•
The amount of subsidy income, other than the government grant relating to Zhan Lan Qi discussed above, which used to be reported as a separate line item, has been combined into other expenses/ (income). The effect of the reclassification is an increase of $138,000 on other expenses/ (income).

The results of the restatement on the condensed consolidated statement of income for the three months ended June 30, 2006 are as follows:

	Three Months Ended June 30, 2006
	(Unaudited)
(In thousands)	(As previously reported)	Restatement adjustment	(As restated )
Net sales	$49,337	$(230)	$.49,107
Cost of sales	27,423	224	27,647
Gross profit	21,914	(454)	21,460

Advertising and promotion expenses	6,928	(454)	6,474
General& administrative expenses	994	38	1,032
Total operating expense	12,964	(416)	12,548
Income from operations	8,950	(38)	8,912
Interest expenses	409	(64)	345
Subsidy income	(1,387)	1,387	—
Other expenses/ (income)	(25)	(113)	(138)
Income before provision for income tax	10,015	(1,249)	8,766
Net income	$9,220	$(1,249)	$7,971
Earning per share—basic and diluted.	$0.18		$0.16

The condensed consolidated statement of cash flows for the three months ended June 30, 2006 should be restated for the following items:

•	Impacts of the restatement of the condensed consolidated income statement discussed above.

•
Restricted cash, included as cash and cash equivalents in the Original Filing, represents cash deposited with the banks as guarantee for the issuance of promissory notes. Under US GAAP, restricted cash does not meet the definition of cash and cash equivalents, and separate disclosure on the face of balance sheet is required. In addition, the change in the restricted cash balance, given its use to secure promissory notes, should have been presented as an investing activity. Therefore, restricted cash of $15.0 million is reclassified and is presented as an individual item on our consolidated balance sheets as of June 30, 2006. In addition, the increase in restricted cash of $4.0 million and $1.4 million is reclassified from operating to investing activities in the consolidated statements of cash flows for the three months ended June 30, 2007 and 2006 respectively.

•	Certain advances to contractors have now been included as construction in progress in investing rather than operating activities.

•
Certain short-term notes payable balances are revised as short term bank loan, as the ultimate lender of the note is an accredited financial institution.. Change in notes payable balance is recorded in cash produced from operating activities while change in short-term bank loans balances is recorded as financing activities.

•
Previously we recorded a bank note with an original maturity of less than one year in long term liabilities, which is revised to accounts and notes payable and recorded in financing activities. Change in long term liabilities is recorded in cash produced from operating activities while change in short-term bank loans balances is recorded as financing activities.

•	Bank loans, net is revised to be presented as borrowing and repayment separately.

The results of the restatements on the condensed consolidated statement of cash flows for the three months ended June 30, 2006 are as follows:

	Three Months Ended June 30, 2006
	(Unaudited)
(In thousands)	(As previously reported)	Restatement adjustment	(As restated )
Cash flow from operating activities:
Net income	$9,220	(1,249)	$7,971
Changes in operating assets and liabilities:
Advances to suppliers	(1,974)	1,375	(599)
Other current assets	(718)	(270)	(988)
Accounts and note payable	820	(4,586)	(3,766)
Other payables and accrued liabilities	933	146	1,079
Net cash provided by operating activities	4,939	(4,584)	355

Cash flow from investing activities:
Change in restricted cash	—	1,418	1,418
Net cash (used in) provided by investing activities	(722)	1,418	696

Cash flow from financing activities:
Borrowing of bank loans	—	7,824	7,824
Repayment of bank loans	(514)	(3,238)	(3,752)
Net cash provided by (used in) financing activities	(514)	4,586	4,072

Net change in cash and cash equivalents	3,703	1,420	5,123
Cash and cash equivalents, beginning of period	22,134	(16,458)	5,676
Cash and cash equivalents, end of period	$25,877	(15,039)	$10,838

4. BUSINESS COMBINATION

In May 2007, the Company acquired an 80% equity interest which was previously held by Mr. Liang Zhang, our Chief Executive Officer, in Baoquanling Shengyuan Diary Co., Ltd. (BQL) for total consideration of $ 1.41 million. As of June 30, 2007, this consideration had not been paid. Immediately after the acquisition, the Company entered into an agreement with Junchuan Ranch of Heilongjiang Province (“Junchuan Ranch”), who held the remaining 20% equity interest in BQL, to make a capital injection in an aggregate amount of $4.74 million into BQL. After the capital injection, the Company increased its holding to 94.62%. Junchuan Ranch holds the remaining 5.38% interest. In this transaction, the Company’s capital injection of $4.74 million will be used to erect a new dairy processing facility to produce infant formula products. At completion, the BQL production expansion will result in a total capacity of 18,000 tons per year of infant and pediatric nutritional products. The production technology upgrade and capacity augmentation are integral parts of the company’s long-term technological development strategy to move from the current industry practice of spray-drying technologies to dry-blending technologies in China.

The acquisition of BQL has been reflected as a transfer of assets between entities under common control and results in a change in reporting entity in accordance with SFAS 154, "Accounting Changes and Error Corrections." The Company has elected not to recast prior period financial statements and financial information for comparative purposes as BQL was not determined to be material.

5. INVENTORIES

The Company's inventories at June 30, 2007 and March 31, 2007 are summarized as follows:

	June 30, 2007	March 31, 2007
(In thousands )
Raw materials	$3,030	$4,522
Work-in-progress	10,577	7,714
Finished goods	3,952	3,217
Packing materials and other consumables	1,262	953
Total Inventories	$18,821	$16,406

6. DUE FROM/(TO) RELATED PARTIES

A. Classification of related party balances by name

a. Due from related parties

	June 30, 2007	March 31, 2007
(In thousands)
Beijing Honnete Dairy Corporation Ltd	$14,354	$7,207
Beijing Kelqin Dairy Co. Ltd	2,118	3,015
Beijing Luding Xueyuan Trading Co. Ltd	277	80
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	—	978
Beijing Ao Naier Feed Stuff LLC	—	462
Total Due from Related Companies	$16,749	$11,742

b. Due to related parties

	June 30, 2007	March 31, 2007
(In thousands )
Beijing Kelqin Dairy Co. Ltd	$1,622	$863
Sheng Zhi Da Dairy Group Corporation	2,959	1,338
Beijing Honnete Dairy Corporation Ltd	60	—
St. Angel (Beijing Business Service)	3	5
Beijing Luding Xueyuan Trading Co. Ltd	—	1
Heilongjiang Baoquanling Sheng Yuan Dairy Co.,Ltd	—	728
Total Due to Related Companies	$4,644	$2,935

Above-mentioned entities are considered related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder.

B. Classification of related party balances by nature

a. Due from related parties

	June 30, 2007	March 31, 2007
(In thousands)
Trade receivables	$2,395	$4,535
Advance to suppliers	11,030	7,207
Other advance	3,324	—
Total	$16,749	$11,742

Advance to suppliers relates to an agreement between the Company and Beijing Honnette Dairy Corporation Limited for a guaranteed whey protein supply of 3,000 tons within the period of six months from July 1 to December 31, 2007.

b. Due to related parties

	June 30, 2007	March 31, 2007
(In thousands)
Trade payables	$1,685	$1,685
Other payables	2,959	1,250
Total	$4,644	$2,935

Of the above-mentioned other payable, an amount of $1.41 million relates the consideration to be paid to Sheng Zhi Da Dairy Group Corporation for the acquisition of BQL.

7. PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2007	March 31, 2007
(In thousands)
Cost:
Buildings and leasehold improvements	$18,418	$16,638
Plant and machinery	25,340	23,284
Office equipment and furnishings	2,033	1,984
Motor vehicles	1,147	1,040
	46,938	42,946
Less: Accumulated depreciation:
Buildings and leasehold improvement	2,008	1,798
Plant and machinery	4,187	3,450
Office equipment and furnishings	536	472
Motor vehicles	540	590
Total of accumulated depreciation	7,271	6,310
Construction in progress	23,547	14,836
Property, plant and equipment, net	$63,214	$51,472

The Company had pledged certain of its property, plant and equipment as collateral to secure bank loans with financial institutions in the PRC. The amounts of assets pledged at cost were $27.0 million and $32.7 million as of June 30 and March 31, 2007, respectively.

8. LAND USE RIGHTS

	June 30, 2007	March 31, 2007
(In thousands)
Cost:	$3,223	$3,177
Less: Accumulated amortization:	172	153
Land use right, net	$3,051	$3,024

The Company recorded amortization expense of $18,918 and $9,000 for the three months ended June 30, 2007 and 2006, respectively.

9. BANK LOANS AND WARRANTS

On April 19, 2007, the Company entered into a Loan Agreement with ABN AMRO Bank N.V., Hong Kong branch (“ABN”), in an amount of $35 million. The principal amount and any unpaid accrued interest thereon, are due on October 19, 2007. The loan was personally guaranteed by Mr. Liang Zhang, the Company’s Chief Executive Officer, and his spouse.

In addition, pursuant to a USD facility side letter agreement dated April 19, 2007 between the Company and ABN, the Company is obligated to issue warrants to purchase up to 400,000 shares of the common stock. Upon Closing, 200,000 shares were issued at $8.84 per share. The remaining 200,000 shares will be issued on the earlier of (i) the completion of a private placement of debt or a loan to the Company in amount sufficient to repay the loans, or (ii) on October 19, 2007.

The 200,000 warrants issued upon consummation of the loan agreement are exercisable. All of the warrants may be exercised up to the third anniversary of the completion of a Qualified Public offering, as defined in the warrant agreement.

The fair value of the warrants was $2,711,760 at the grant date, estimated on the basis of the Black-Scholes-Merton option-pricing formula with the following assumptions:

2007
Expected volatility	43.86%
Risk-free interest rate	4.66%
Expected dividend yield	0.00%
Contractual life of the warrant (years)	4.2

The proceeds of the 2007 loan were allocated to the debt and the warrants based on their relative values, resulting in $32,413,313 and $2,586,687 being allocated to the debt and warrants, respectively. This amount has been recorded as an increase to additional paid in capital with a corresponding debt discount, which is being amortized over the term of the loan utilizing the effective interest method.

The above loan agreement was attached with financial covenants that do not permit (1) the Company’s consolidated interest coverage ratio as of the end of any fiscal quarter to be lower than 4.00; (2) the Company’s consolidated leverage ratio as of the end of any fiscal quarter to be higher than 4.25. The Company has performed an analysis of the above ratios and confirmed that these financial covenants have been satisfied as of June 30, 2007.

   As at June 30, 2007 and March 31, 2007, the Company had short-term loans from banks in the amount of $83 million and $53 million, respectively, bearing interest ranging from 5.85% to 7.82% per annum. Such loans are extendable for terms of no less than one year to June 2008. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $27 million and $32.7 million as of June 30, 2007 and March 31, 2007, respectively.

As at June 30, 2007, BQL had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $1.77 million bearing interest 3.24% per annum. The loan was secured by the pledge of certain fixed assets held by BQL and by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

10. INCOME TAXES

The Company’s income before income taxes was comprised of the following for the three months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,
	2007	2006
(In thousands )		(As Restated)
United States	$(1,467)	$26
PRC	7,540	8,740
Total Income Before Tax	$6,073	$8,766

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company adopted the provisions of FIN 48 effective April 1, 2007. Based on its FIN 48 analysis documentation, the Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measure the unrecognized tax benefits associated with the tax positions. As of April 1, 2007, the Company has recorded FIN 48 liabilities of approximately USD 375,473 for its PRC subsidiaries. It also recognized interest and/or penalties associated to the uncertain tax positions of USD 31,515 in the FIN 48 tax provision.

For the quarter ended June 30, 2007, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

The years 2001 to 2007 remain subject to examinationby the PRC tax authorities.

The Company has concluded that there are no material uncertain tax positions for the U.S. subsidiary. The years 2003 to 2007 remain subject to examination by the United States tax authorities.

Undistributed earnings of the Company’s PRC subsidiaries of approximately USD 39 million at June 30, 2007, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, which will take effect beginning January 1, 2008. The Company’s PRC subsidiaries will then measure and pay enterprise income tax pursuant to the New Tax Law. Under the new tax law, foreign investment enterprise and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations.

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the three months ended June 30, 2007 and 2006, respectively, are summarized as follows:

	Three Months Ended June 30,
	2007	2006
		(As restated)
(In thousands )
Current	$990	$795
Deferred tax benefit	(261)	—
Total	$729	$795

11. COMMON STOCK

On May 24, 2007, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Warburg Pincus Private Equity IX, L.P. (the “Investor”), pursuant to which the Investor agreed to acquire 4 million shares of common stock (the “Common Shares”), par value $0.0001 per share, of the Company for an aggregate purchase price of $66 million, net of issuance costs of $ 145,000. The closing of the transaction took place on June 15, 2007. The Company intends to use the net proceeds from this financing for general corporate purposes. Pursuant to the terms of the Purchase Agreement so long as the Investor owns at least 50% of the Common Shares acquired by the Investor pursuant to the Purchase Agreement, the Investor shall have the right to designate a person to serve on the Board of Directors of the Company (the “Investor Designee”), and the Company agreed to use its best efforts to nominate and cause the Investor Designee to be elected to the Company’s Board of Directors.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following provides a summary of comprehensive income :

	June 30, 2007	March 31, 2007
(In thousands)
Beginning Accumulated Comprehensive Income	$2,932	$1,056
Change in accumulated translation adjustment	1,098	1,876
Accumulated Comprehensive Income	$4,030	$2,932

13. NET INCOME PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands,):

	Three Months Ended June 30,
	2007	2006
		(As restated)
(In thousands)
Net income	$5,340	$7,971
Basic weighted average common shares outstanding	50,667	50,001
Dilutive potential common shares from warrants	119	—
Diluted weighted average shares outstanding	50,786	50,001
Net income per share - basic	$0.11	$0.16
Net income per share - diluted	$0.11	$0.16

14. COMMITMENTS AND CONTINGENCIES

A. Purchase Commitments

As of June 30, 2007, the Company had outstanding commitments in the amount of $11.1 million for the purchase of whey protein.

B. Capital commitments

As of June 30, 2007, the Company’s capital commitments amounted to $2.9 million in relation to asset improvement and plant expansion.

C. Lease commitments

The Company is a party to various operating leases involving offices and warehouses. Total rental expenses for operating leases are $99,000 and $66,000 for the three months ended June 30, 2007 and 2006, respectively.

D. Legal proceedings

None.

E. Guarantees

As at June 30, 2007, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $1.1 million in total extended to 104 farmers in the Zhangbei Area. Total amount of bank loans under this guarantee arrangement was $1.1 million as of March 31, 2007. These bank loans mature on December 25, 2007. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sections of this Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations above, contain forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The factors described below in PART II. OTHER INFORMATION -- Item 1A. Risk Factors could cause our actual results to differ materially from those described in the forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-Q, Annuak Report on form 10-K and any Current Reports on Form 8-K.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

EXECUTIVE OVERVIEW

Through its seven operating subsidiaries in China, the Company is engaged in different stages of the development, production, packaging, marketing and sales of dairy based nutritional products for infants, children, pregnant women and nursing mothers, and other adults. These products are manufactured through typical dairy spray-drying processes that combine fresh cow milk, whey protein, various lipids and fatty acids, in addition to other nutrients including a variety of vitamins and minerals. These products are retail-packaged and sold under the brand names of Super, U-Smart, U-Strong, and National Standards. The Company sells its products in 24 provinces, 264 cities and more than 1,320 counties in China through its direct sales force, third-party wholesalers, and retail supermarkets. Approximately 90% of the Company’s net sales for the three months ended June 30, 2007 was from pediatric nutritional products and the rest from adult nutritional and other products. The Company continues to produce and sell retail packaged rice cereals, which extends its diary based nutritional product lines. As supplemental foods to infant and children formula products, management believes that rice cereal products possess significant market potential. The Company also exports chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets.

Since the fiscal year ended March 31, 2007, the Company has continued to experience significant growth in the premium infant formula products and line extensions. These premium products and line extensions were designed to capture the fastest growing segment of the infant formula market in China. Building on expanded production capacities through new installations and acquisition in the previous year, the Company is implementing new production processes aimed at enhancing manufacturing efficiency and cost reduction. The Company is also focusing on research and development efforts to improve quality and stability of certain key ingredients and nutrients while reducing cost.

The Company continues to carry out its integrated marketing program that leverages its vast existing sales network throughout the country and builds on expanded advertising and marketing campaigns targeting both national and regional or local audiences. Key to the integrated marketing program is a focused team of marketing professionals with medical and healthcare expertise and experience in the fields of women’s health and pediatric nutrition. Other components to this companywide program include enhancing consistency in customer communications on brand image and product messages, increasing customer care and feedback responses, integrating customer data collection with customer service activities and direct sales efforts, and expanding consumer education and outreach programs, all aimed at solidifying the Company’s lead in brand recognition among domestic manufacturers and achieving broader recognition among the market leaders in China.

On May 24, 2007, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Warburg Pincus Private Equity IX, L.P. (the “Investor”), pursuant to which the Investor agreed to acquire 4 million shares of common stock (the “Common Shares”), par value $0.0001 per share, of the Company for an aggregate purchase price of $66 million, net of issuance costs of $ 145,000. The closing of the transaction took place on June 15, 2007. The Company intends to use the net proceeds from this financing for general corporate purposes. Pursuant to the terms of the Purchase Agreement so long as the Investor owns at least 50% of the Common Shares acquired by the Investor pursuant to the Purchase Agreement, the Investor shall have the right to designate a person to serve on the Board of Directors of the Company (the “Investor Designee”), and the Company agreed to use its best efforts to nominate and cause the Investor Designee to be elected to the Company’s Board of Directors.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales

Net Sales for the three months ended June 30, 2007 increased by $18.4 million or 37.4% to $67.5 million from $49.1 million for the three months ended June 30, 2006. The increase in the volume of products sold was due in part to greater market penetration as a result of the implementation of various incentive programs to the sales force, such as aligning bonuses with sales performance down to the store level, and increased promotional efforts in the medium sized city markets and rural markets. We believe that these incentive programs enhanced the sales force productivity of our sales force. In addition, the Company launched a series of advertising campaigns which have boosted the popularity of the Company’s products. Our sales volume has not been significantly affected by seasonal changes.

The net sales of our traditional main products, such as the dairy based nutritional products for infants, children and adults under the brand names of Super, U-Smart, U-Strong, and National Standards, increased by $24.0 million, or 71.0% to $57.8 million for the three months ended June 30, 2007 from $33.8 million for the three months ended June 30, 2006, principally as a result of the following factors:

a.
The tons sold of traditional products increased to 8,200 tons in the three months ended June 30, 2007 from 5,700 tons in the three months ended June 30, 2006, resulting in an increase of $14.8 million in gross sales.

b.
Higher average selling price also contributed to the increase of gross sales. For the three months ended June 30, 2007, the average selling price of the Company’s traditional main products increased from $5,930 to $7,040 per ton, resulting in an increase of $9.2 million in gross sales.

Net sales of nutritional supplement ingredients were $5.8 million and $8.5 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $2.7 million or 31.8%. The Company’s toll drying, blending, and packaging services generated $2.6 million and $6.7 million for the three months ended June, 2007 and 2006, respectively, a decrease of $4.1 million or 67.2%. The [net] sales of industry material, anhydrous milk-fat, non-fat dry milk were $1.3 million and $75,000 for three months ended June 30, 2007 and 2006, respectively, an increase of $1.2 million. The overall decrease in the sales of these ancillary products and services was, mainly due to the scarcity of whey protein and the Company’s inability to sell ancillary products to other industry customers.

In the three months ended June 30, 2007, the Company achieved approximately 98.9% of its sales revenue of the $57.8 million in traditional products through its wholesale distributor networks and about 1.1% through supermarket retailers. Of the total $33.8 million of main products sales generated in the three months ended June 30, 2006, about 98.8% were from distributors and about 1.2% from supermarket retailers.

Management believes that the overall infant formula industry in China is experiencing rapid growth due to improved purchasing power and increased consumer recognition for branded products. Management also believes Synutra’s brand name product lines have gained recognition in its marketplaces and has captured a greater portion of the increased growth experienced by the industry.

Cost of Sales

Cost of sales for the three months ended June 30, 2007 increased to $30.4 million from $27.6 million for the three months ended June 30, 2006. The 10.1% increase in cost of sales of $2.8 million was a result of increases in both the price and volume of raw materials purchased.

The cost of sales for traditional products increased by $8.3 million, or 61.9% to $21.7 million for the three months ended June 30, 2007 from $13.4 million for the three months ended June 30, 2006. The increase of 2,500 tons sold of the traditional main products resulted in a $5.9 million increase in cost. Due to the increase in sales of our premium products, the average cost per unit increased by $300 per metric ton, resulting in a $2.5 million increase in cost of sales for the three months ended June 30, 2007.

The cost of nutritional supplement ingredients was $5.4 million and $7.4 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $2.0 million or 27.0%. The cost of ancillary services for toll drying, blending, and packaging was $2.5 million and $6.8 million for the three months ended June 30, 2007 and 2006 respectively, a decrease of $4.3 million or 63.2%. The cost of sales of industrial materials, anhydrous milk-fat, and non-fat dry milk were $838,000 and $44,000 for the three months ended June, 2007 and 2006 respectively, an increase of $794,000.

Prices of raw milk and whey protein, which are major components of the cost of sales of our traditional products, have experienced increases during the year. Management expects that the prices of these materials may continue to rise due to a general increases in commodities prices, especially for agriculture products. This will in turn affect the unit cost of sales for our products.

Gross Profit

Gross profit was $37.1 million or 54.9% of sales for the three months ended June 30, 2007, compared to $21.5 million or 43.7% of sales for the three months ended June 30, 2006, an increase of $15.6 million or 72.7%, primarily due to the sales of traditional products which contributed $36.1 million or 97.3% of gross profits for the three months ended June 30, 2007, versus $20.5 million or 95.3% gross profits for the three months ended June 30, 2006.

In the three months ended June 30, 2007, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and increased average selling prices recorded during the period. Due to the implementation of targeted sales incentive programs, sales of the higher margin lines of products increased more, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $2.5 million or 50% to $7.5 million for the three months ended June 30, 2007, as compared to $5.0 million for the three months ended June 30, 2006. The increase in selling and distribution expenses was partially due to increased transportation and travel expenses in proportion to the increase in sales volume. In addition, total compensation to the sales force increased by $847,341 from $1.6 million in the three months ended June 30, 2006 to $2.4 million in the three months ended June 30, 2007, due to the implementation of incentive program and the increase in the number of sales people from 1,881 at June 30, 2006 to 2,125 at June 30, 2007 in response to expanding business and greater market penetration. Shipping and handling expenses increased by $232,513 from $943,791 in the three months ended June 30, 2006 to $1.2 million in the three months ended June 30, 2007, in proportion to the increase in sales and travel expenses increased by $201,000 from $410,000 in the three months ended June 30, 2006 to $611,000 in the three months ended June 30, 2007. The Company continued to expand its selling efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for most of the increases in expenses.

Advertising and Promotion Expenses

	Three Month Ended June 30
	(Unaudited)
(In thousands)	2007	2006	Change in $	Change in %

Advertising	$5,521	$715	$4,806	672.2%
Sales promotion	12,927	5,759	7,168	124.5%
Total	$18,448	$6,474	$11,974	185.0%

Advertising and sales promotion increased by $12.0 million or 185.0% to $18.4 million for the three months ended June 30, 2007, as compared to $6.5 million for the three months ended June 30, 2006, as a result of increased advertising and promotional activities. The major components of advertising and sales promotion expenses are placement of advertisements with major media outlets and points of sale and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million or 179.0% to $2.9 million for the three months ended June 30, 2007, as compared to $1.0 million for the three months ended June 30, 2006. Most of the increases were for staff salaries, management expenses, and legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating as a U.S. public company.

Income from Operations

The sales increase of $18.4 million or 37.44% and the cost of sales increase of $2.8 million, or 10.0% for the three months ended June 30, 2007 had led to a gross profit increase by $15.6 million or 72.7% compared to the three months ended June 30, 2006. Operational expenses also increased by approximately $16.4 million from $12.5 million for the three months ended June 30, 2006 to $28.9 million for the respective period ended June 30, 2007. As a result, income from operations was $8.2million for the three months ended June 30, 2007, as compared to $8.9 million for the three months ended June 30, 2006, a decrease of $752,000 or 8.4%.

Interest Expense

Interest expense increased by $1.8 million to $2.2 million for the three months ended June 30, 2007, as compared to $345,000 for the three months ended June 30, 2006, due to the amortization of debt discount and increased borrowings.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $729,000 and $795,000 for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate of the Company was 12% and 9% for the three months ended June 30, 2007 and 2006, respectively. The effective income tax rate for the three months ended March 31, 2007 differs from the prior quarter amount due to tax holiday effecting of certain PRC entities.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the three months ended June 30, 2007 decreased by $2.6 million or 33.0% to $5.3 million from $8.0 million for the three months ended June 30, 2006 due to the factors discussed above.

Earnings Per Share

Basic and diluted earnings per share were $0.11 for three months ended June 30, 2007 and $0.16 for three months ended June 30, 2006.

CHANGE IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial condition has improved during the three months ended June 30, 2007. The cash and cash equivalent balance increased by $95.3 million to $116.1 million at June 30, 2007, as compared to $20.8 million at March 31, 2007.

In April 2007, we entered a loan agreement with ABN AMRO Bank, N.V., Hong Kong branch (“ABN”) pursuant to which ABN agreed to loan us $35 million with the principal and interest due in six months. The proceeds of the loans have been used to make investments in one of our subsidiaries, BQL, to fund the construction of new production facilities, to establish a joint venture for the production of Chondroitin (a dietary and nutritional supplement), to purchase fixed assets for the production of nutritional food bars, and to establish a joint venture that will offer prenatal diagnostic and genetic testing services.

The above loan agreement was attached with financial covenants that do not permit (1) the Company’s consolidated interest coverage ratio as of the end of any fiscal quarter to be lower than 4.00; (2) the Company’s consolidated leverage ratio as of the end of any fiscal quarter to be higher than 4.25. The Company has performed an analysis of the above ratios and confirmed that these financial covenants have been satisfied as of June 30, 2007.

On June 15, 2007, we also completed a transaction pursuant to a purchase agreement dated May 24, 2007 with Warburg Pincus Private Equity IX, L.P. (“Warburg”) whereby Warburg purchased 4 million shares of common stock, par value $0.0001 per share, for an aggregate purchase price of $66 million, net of issuance costs of $145,000. The proceeds from this transaction are intended for general corporate purposes.

Net cash provided by operating activities for the three months ended June 30, 2007 was $7.3 million, resulting from net income of $5.3 million, non-cash items not affecting cash flows of $1.8 million, partly offset by $234,000 of changes in working capital. The changes in working capital for the three months ended June 30, 2007, were primarily related to (i) a $2.4 million increase in accounts receivable; (ii) a $1.2 million increase in inventory and advances to suppliers and (iii) a $1.5 million increase in due from related parties, partly offset by a $6.1 million increase in accounts payable, due to related parties, advances from customers, other liabilities, tax payable and deferred income. The increase in these working capital balances was primarily related to increases in business volume. Non-cash items were primarily associated with deferred income tax benefit, depreciation and amortization of property and equipment and amortization of debt issuance costs.  Net cash provided by operating activities for the three months ended June 30, 2006 was $355,000, resulting from net income of $8.0 million, non-cash items not affecting cash flows of $353,000 and $8.0 million of changes in working capital.  The changes in working capital for the three months ended June 30, 2006, were primarily related to a $5.9 million increase in accounts receivable, offset by a $2.7 million decrease in inventory and advances to suppliers and a $1.2 million decrease in due from related parties, partly offset by a $5.0 million decrease in accounts payable, due to related parties, advances from customers and other liabilities.  The change in these working capital balances are primarily related to increases in business volume.  Non-cash items were primarily associated with depreciation and amortization of property and equipment.

Net cash used in investing activities was $9.3 million for the three months ended June 30, 2007, as compared to $696,000 for the three months ended June 30, 2006. This was due primarily to the Company’s plant expansion to increase its production capabilities. Cash invested in purchases of property and equipment was $9.1 million and $719,000 in the three months ended June 30, 2007 and 2006, respectively.

Net cash provided by financing activities was $96.7 million for the three months ended June 30, 2007, as compared to $4.1 million for the three months ended June 30, 2006. The cash provided by financing activities during the three months ended June 30, 2007 was primarily related to the proceeds from short term bank loans of $55.8 million and proceeds from the issuance of common stock of $65.8 million, partially offset by the repayment of short term borrowings of $25 million. Net cash provided by financing activities for the three months ended June 30, 2006 was primarily related to the proceeds from short term bank loans of $7.8million partially offset by the repayment of short term borrowings of $3.8.

During the fiscal year ending March 31, 2008, we intend to continue to work to expand our product lines and product mix, as well as our product distribution network throughout China. We believe our existing cash, cash from operations and credit facilities at June 30, 2007 are adequate to fund our operations for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As disclosed in footnote 13 to the unaudited Condensed Consolidated Financial Statements, we do not have any special purpose entities or off-balance sheet financing arrangements. However, we do guarantee certain bank loans to farmers as discussed in footnote 13.

CONTRACTUAL OBLIGATIONS

A. Purchase Commitments

As of June 30, 2007, the Company had outstanding commitments in the amount of $11.1 million for the purchase of whey protein.

B. Capital commitments

As of June 30, 2007, the Company’s capital commitments amounted to $2.9 million in relation to asset improvement and plant expansion.

C. Lease commitments

The Company is a party to various operating leases involving offices and warehouses. Total rental expenses for operating leases are $99,000 and $66,000 for the three months ended June 30, 2007 and 2006, respectively.

D. Legal proceedings

None.

E. Guarantees

As at June 30, 2007, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $1.1 million in total extended to 104 farmers in the Zhangbei Area. Total amount of bank loans under this guarantee arrangement was $1.1 million as of March 31, 2007. These bank loans mature on December 25, 2007. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest Annual Report on Form 10-K/A. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K/A have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.
Additionally, due to the adoption of FIN 48 (as described in Note 10 to the unaudited condensed consolidated financial statements), we have revised our policy on income taxes with respect to accounting for uncertain tax positions. We consider our policy on income taxes to be a critical accounting policy due to the significant level of estimates, assumptions and judgments and its potential impact on our consolidated financial statements. We have included below a description of our accounting policy for income taxes, which reflects changes to our accounting policy for uncertain tax positions.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.

APB Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective April 1, 2007. In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

A number of years may elapse before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. Our liability for unrecognized tax benefits is generally presented as non-current. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the quarter ended June 30, 2007, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company also has a concentration of credit risk as its export of protein product to North America is through a single importer in the US. Amount due from this importer accounts for a significant proportion of the Company’s total account receivables.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please refer to footnote 2 to the condensed consolidated financial statements for detailed discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosure about market risk during the three months ended June 30, 2007. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K/A for the year ended March 31, 2007.

The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2007.  Based upon economic conditions and leading market indicators at June 30, 2007, we do not foresee a significant adverse change in interest rates in the near future.

As of June 30, 2007, the carrying value of our debt is $83.2 million.  We estimate that the fair market value of our debt approximated the carrying value as of June 30, 2007 due to the short term nature of these obligations.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

As previously noted, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and will implement additional closing procedures during the remainder of fiscal 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements as and for the fiscal quarter ended June 30, 2007 in this Form 10-Q, fairly present in all material respects the financial condition and results of operations of the Company in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, management does not believe that there have been any other changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If we fail to effectively expand our operations and capacity to satisfy demand for our products, our results of operations and business prospects could be impaired.

Our future success depends on our ability to expand our business to address growth in demand for our current and future products. To accomplish this expansion, we have to continuously monitor and address our capital resource needs. For example, during this fiscal quarter the Company entered into a loan agreement with ABN and a common stock purchase agreement with Warburg Pincus Private equity IX, L.P. to raise $35 million and $66 million, respectively. We have also entered into various short term loan agreements with banks in China. We used the capital obtained from such transactions to (i) make investments in one of our subsidiaries, BQL, (ii) fund the construction of new processing facilities, (iii) establish a joint venture for the production of Chondroitin, and (iv) purchase fixed assets. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

•
the availability of additional funding to build new processing facilities, make additional investments in our subsidiaries, acquire additional businesses or production facilities, purchase additional fixed assets and purchase other raw materials on favorable terms or at all;

•	our management and minimization of delays and cost overruns caused by problems with dairies; and

•	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all.

Our failure to effectively expand our capacity will harm our operating results and our business prospects.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash, cash flow from operations and the proceeds from our financing initiatives with ABN and Warburg Pincus will be sufficient to meet our present and reasonably anticipated cash needs. We have, in the past, entered into loan agreements and common stock purchase agreements in order to raise additional capital. We may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

We plan to increase our annual manufacturing capacity to meet an expected increase in demand for our products. Our decision to increase our manufacturing capacity was based primarily on our projected increases in our sales volume and growth in the size of the nutrition product market in China. If actual customer sales are less than our projected market demand, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and hurt our financial condition and results of operations.

Part of our strategy involves the development of new products, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results will be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. Our future research and development efforts will be focused on expanding our product offering beyond dairy-based nutritional products, such as Chondroitin, rice-based cereals and nutritional food bars. If we fail to timely develop new products or if we miscalculate market demand for new products that we develop, we may not be able to grow our sales revenue at expected growth rates and may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by these new products.

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

As of March 31, 2007, the Company’s directors and executive officers and their affiliates beneficially own approximately 87.31% of its outstanding common stock, based on the most recent filings by such parties with the SEC as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of its directors and other corporate actions such as:

•	its merger with or into another company;

•	a sale of substantially all of its assets; and

•	amendments to its certificate of incorporation.

The decisions of these stockholders may conflict with its interests or those of the Company’s other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of June 18, 2007, the Company had outstanding 54,000,713 shares of common stock, of which approximately 52,907,415 shares were “restricted securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended). The shares of restricted stock are eligible for public resale under Rule 144. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in one year from the date of acquisition. No prediction can be made as to the effect, if any, that sales of the shares subject to Rule 144 sales commencing in one year, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for its common stock and could impair its ability to raise capital through the sale of its equity securities.

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

The market price of the Company’s stock may be adversely affected by the Restatement.

The Company’s assessment of accounting errors and irregularities identified during the preparation of the Form 10-Q has resulted in the restatement of the Company’s financial statements as of and for the year ended March 31, 2007 and as and for each fiscal quarter ended June 30, 2006, September 30, 2006 and December 31, 2006. The results of the Restatement include a decrease in net income and earnings per share for the affected fiscal periods. These adverse changes to the Company’s results of operations and financial condition could result in a loss of investor confidence and adversely affect the market price of the Company’s common stock.

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the SEC promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the SEC promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by our management on our internal control over financial reporting. In the course of our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007, which assessment was conducted during this fiscal quarter in connection with the preparation of this report, the Company identified certain material weaknesses in our internal control over financial reporting. These material weaknesses in our internal control over financial reporting, as described in Item 4T. Controls and Procedures, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

Although we believe that we have and are taking steps to remediate these material weaknesses, as described in Item 4T. Controls and Procedures, we cannot assure you that this remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weaknesses have been remediated.

Failure to satisfy Nasdaq listing requirements may have an adverse effect on our stock price.

On August 20, 2007, the Company received a staff determination letter from The Nasdaq Stock Market stating that the Company’s common stock is subject to delisting from The Nasdaq Global Market for the Company’s failure to file a quarterly report on Form 10-Q for the period ended June 30, 2007 with the SEC by the required deadline. Timely filing of annual and periodic reports with the SEC is required for continued listing under Nasdaq Marketplace Rule 4310(c)(14). The Company has appealed Nasdaq’s determination and requested a hearing before the Nasdaq Listing Qualification Panel (the “Panel”). This appeal and request for a hearing has stayed the suspension of trading in the Company’s common stock pending a decision by the Panel, and the Company’s stock will remain listed during this time period. Further, the Company believes that the Restatement and the filing of this Form 10-Q with the SEC will result in the Panel’s grant of the Company’s request for continued listed. However, there can be no assurance that the Panel will grant the Company’s request.

We may be unable to establish and maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results or prevent fraud.

We are subject to provisions of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act will require that we include a report from management on our internal control over financial reporting in our annual report on Form 10-K beginning with our annual report for the fiscal year ending March 31, 2008. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. Our management may conclude that our internal controls are not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may disagree and may decline to attest to our management’s assessment or may issue an adverse opinion. Any of these outcomes could result in a loss of investor confidence in the reliability of our reporting processes, which could materially and adversely affect the trading price of your shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2007, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Warburg Pincus Private Equity IX, L.P. (the “Investor”), pursuant to which the Investor agreed to acquire 4 million shares of common stock (the “Common Shares”), par value $0.0001 per share, of the Company for an aggregate purchase price of $66,000,000. The Company claims an exemption from the registration Requirements of the Securities Act of 1933 (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors are accredited investors and/or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

SYNUTRA INTERNATIONAL, INC.

Date: October 5, 2007	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer