Form 10-Q/A
period 2006-09-30
Synutra International, Inc.
filed 2007-10-12
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.2)

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

EXPLANATORY NOTE:

On August 15, 2007, Synutra International, Inc. (“Synutra” or the “Company”) filed a timely Notification of Late Filing on Form 12b-25 with the U.S. Securities and Exchange Commission (the “SEC”) to report that it would be unable to file its Quarterly Report on Form 10-Q as and for the fiscal quarter ended June 30, 2007 by the prescribed due date of August 14, 2007. Further, the Company was unable to file its Form 10-Q within the five-day extension period provided in Rule 12b-25 under the Exchange Act of 1934, as amended (the “Exchange Act”). On August 17, 2007, the Company filed a current report on Form 8-K stating that management had concluded that Synutra’s financial statements as of and for the fiscal year ended March 31, 2007 and for each fiscal quarter ended June 30, 2006, September 30, 2006 and December 31, 2006 should not be relied upon. On August 20, 2007, the Company received a staff determination letter from The Nasdaq Stock Market stating that the Company’s common stock is subject to delisting from The Nasdaq Global Market for the Company’s failure to file its Form 10-Q. Finally, on October 2, 2007, the Company filed a current report on Form 8-K announcing that Lawrence Lee, a member of Synutra’s Board of Directors, resigned from his position on the Board to become Synutra’s Chief Financial Officer. On October 10, 2007, the Company received a letter from The Nasdaq Stock Market stating that its filing delinquency had been cured following the filing of the Quarterly Report on Form 10-Q for the three month period ended June 30, 2007.

The Company’s failure to file timely its Form 10-Q was due to management’s assessment of accounting errors and irregularities identified during the preparation of the Form 10-Q. As a result of such assessment, the Company is filing this amendment to its Quarterly Report on Form 10-Q with restated financial statements as and for the fiscal quarter ended September 30, 2006 as filed on November 14, 2006 (the “Original Filing”), an amendment to its Quarterly Report on Form 10-Q with restated financial statements as and for the fiscal quarter ended December 31, 2006. On October 5, 2007, the Company filed an amendment to its Annual Report on Form 10-K with restated financial statements as and for the fiscal year ended March 31, 2007 (the “Form 10-K/A”).

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

In addition, aspects of the restatement are described in Note 15 to the Notes to the Condensed Consolidated Financial Statements to this Form 10-Q/A, Note 15 to the Notes to Condensed Consolidated Financial Statements to the Company’s Form 10-Q/A as and for the fiscal quarter ended December 31, 2006, Note 18 to the Notes to the Consolidated Financial Statements to the Form 10-K/A, Note 3 to the Notes to Condensed Consolidated Financial Statements to the Company’s Form 10-Q as and for the fiscal quarter ended June 30, 2007 and as described immediately below.

Adjustments

•
Restricted cash, included as cash and cash equivalents in the Original Filing, represents cash deposited with the banks as guarantees for the issuance of promissory notes. Under US GAAP, restricted cash does not meet the definition of cash and cash equivalents, and separate disclosure on the face of balance sheet is required. In addition, the change in the restricted cash balance, given its use to secure promissory notes, should have been presented as an investing activity. Therefore, restricted cash of $19.6 million and $16.4 million is reclassified and is presented as an individual item on our consolidated balance sheets as of September 30, 2006 and March 31, 2006, respectively. In addition, the decrease in restricted cash of $3.2 million and $794,000 is reclassified from operating to investing activities in the consolidated statements of cash flows for six months ended September 30, 2006 and 2005, respectively.

•
As at September 30, 2006 and March 31, 2006, the Company had provided bank loan guarantee of $1.1 million and $1.1 million in total extended to 104 farmers in the Zhangbei area. This was incorrectly presented as gross other receivable and other payable in the Original filing. The Company has revised the balance sheet to eliminate both the other receivable and other payable.

•
Land use rights, which represents a prepaid lease payment, is reclassified as an individual line item on our consolidated balance sheets as of September 30, 2006 and March 31, 2006, respectively. It has been included as part of the property, plant and equipment, net in the Original Filing.

•
In fiscal year 2007, we acquired certain fixed assets from Zheng Lan Qi County and subsequently established a new subsidiary with these assets. In conjunction with the acquisition, the local government provided an irrevocable subsidy of $4.1 million which we recognized as subsidy income for the fiscal year ended March 31, 2007. Subsequent to the Original Filing, we determined that the $4.1 million should be deferred and netted against the depreciation expenses of the assets acquired, as this method effectively matches the related depreciation of the cost of assets with the corresponding grant income. The effect of this adjustment is a decrease in subsidy income by $1.5 million and $2.8 million, and an increase in deferred subsidy by $1.5 million and $2.8 million for the three and six months ended September 30, 2006 respectively. We did not recognize any of the subsidies during the three and six months ended September 30, 2006 as the asset had not yet been placed in service.

•
Certain short term notes payable balances, in the amount of $24.3 million and $18.5 million, are reclassified as short-term loan as of September 30 and March 31, 2006, respectively, as the ultimate lender of the note is an accredited financial institution.

•
The cash consideration given to our retailers, who purchased our products directly from our distributors, is reclassified as a reduction of sales. It was recorded as advertising and promotion expenses in the Original Filing. The effects of this reclassification are a decrease in sales and an increase in advertising and promotion expenses of $297,000 and $527,000 for the three and six months ended September 30, 2006, respectively.

•
The amount of free products provided to our customers is reclassified as cost of sales for the three and six months ended September 30, 2006 and 2005. It had been recorded as advertising and promotion expense in the Original Filing. The effects of this adjustment are an increase in cost of sales and a decrease in advertising and promotion expense of $283,000 and $508,000 for the three and six months ended September 30, 2006, respectively.

In addition to the above correcting adjustments, we also made reclassifications on our consolidated financial statements as disclosed in footnote 15 to the consolidated financial statements for the current period and have reclassified prior period amounts to conform to the current period presentation. We have also added a disclosure in footnote 14 to the consolidated financial statements to reflect loan guarantees provided to farmers in the Zhangjiakou region.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED BALANCE SHEETS
(restated, see note 15)

	September 30, 2006	March 31, 2006
(In thousands)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,828	$5,677
Restricted cash	19,641	16,457
Accounts receivable	8,491	2,540
Inventories	12,841	11,789
Other receivable	2,648	2,230
Due from the related parties	6,769	8,602
Advances to suppliers	3,720	354
Deferred expenses and other current assets	428	139
Total current assets	70,366	47,788

Property, plant and equipment, net	37,868	33,318
Land use rights, net	1,807	1,546
Other Assets	299	357

TOTAL ASSETS	110,340	83,009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loans	50,040	36,680
Accounts payable	9,045	13,079
Due to related parties	2,780	4,301
Advances from customers	1,985	933
Tax payables	2,676	1,996
Other payable and Other current liabilities	6,560	5,069
Total current liabilities	73,086	62,058
Deferred income	2,782	-
Total liabilities	75,868	62,058
Shareholders' equity:
Common Stock, $.0001 par value: 250,000 authorized;50,001 issued and outstanding at September 30 and March 31,2006, respectively	5	5
Additional paid-in capital	8,226	8,226
Retained earnings	24,556	11,664
Accumulated other comprehensive income	1,685	1,056
Total shareholders' equity	34,472	20,951

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$110,340	$83,009

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED STATEMENTS OF INCOME
(restated, see note 15 , unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
(in thousands, except for per share amounts)
Net sales	$45,617	$30,172	$94,724	$51,336
Including sales to related parties	986	3,800	6,406	5,661
Cost of sales	22,208	15,624	49,855	27,280
Including cost of sales to related parties	1,032	3,569	6,549	5,153
Gross profit	23,409	14,548	44,869	24,056

Selling & distribution expenses	5,194	3,910	10,236	5,725
Advertising and promotion expenses	11,060	6,198	17,534	11,455
General & administrative expenses	1,372	2,106	2,404	3,021
Total operating expense	17,626	12,214	30,174	20,201

Income from operations	5,783	2,334	14,695	3,855

Interest expense	(427)	(830)	(772)	(1,191)
Interest income	60	40	121	104
Other income, net	156	72	294	598

Income before provision for income tax	$5,572	$1,616	$14,338	$3,366
Provision for income tax	651	279	1,446	305
Net income before minority interests	4,921	1,337	12,892	3,061

Minority interests	-	-	-	-
Net income attributable to shareholders	4,921	1,337	12,892	3,061
Other comprehensive income	591	617	629	644
Comprehensive income	5,512	1,954	13,521	3,705

Earning per share—basic and diluted	$0.10	$0.03	$0.26	$0.06
Weighted average common share outstanding-basic and diluted	50,001	49,334	50,001	47,667

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock outstanding	Registered Capital	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity
(restated, see note 15, unaudited)(in thousands)
Balance at March 31, 2006	50,001	$5	$8,226	$11,664	$1,056	$20,951
Net income	-	-	-	12,892	-	12,892
Other comprehensive income	-	-	-	-	629	629
Balance at September 30, 2006	50,001	$5	$8,226	$24,556	$1,685	$34,472

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(restated, see note 15, unaudited)

	Six Months Ended September 30,
	2006	2005
(in thousands)
Cash flow from operating activities:
Net income	$12,892	$3,061
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	804	746
Bad debt expense	(45)	4
Gain on short term investment	(6)	7
Minority interest	-	1
Financial consultants and finders fee	-	567
Changes in operating assets and liabilities:
Accounts receivable	(5,907)	(374)
Inventories	(1,051)	(184)
Advances to suppliers	(3,366)	268
Due from related parties	1,834	(10)
Other receivable	(418)	-
Deferred expense	(254)	(2,392)
Accounts payable	(4,034)	1,044
Due to related parties	(1,522)	(496)
Advances from customers	1,052	131
Tax payable	679	-
Other liabilities	1,492	1,510
Deferred revenue	2,782	-
Net cash provided by operating activities	$4,932	$3,883

Cash flow from investing activities:
Acquisition of property, plant and equipment	(658)	(650)
Cash used for construction in progress	(4,905)	(5,453)
Cash receipt of disposal of fix assets	-	35
Purchases of intangible assets	(24)	-
Change of restricted cash	(3,184)	(794)
Net cash used in investing activities	$(8,771)	$(6,862)

Cash flow from financing activities:
Borrowing of bank loans	40,366	34,308
Repayment of bank loans	(27,005)	(30,400)
Issuance of Common stock	-	217
Net cash provided by financing activities	$13,361	$4,125

Net change in increase in cash and cash equivalents	9,522	1,146
Effect of exchange rate changes on cash and cash equivalents	629	644
Cash and cash equivalents, beginning of period	5,677	5,812
Cash and cash equivalents, end of period	$15,828	$7,602
Supplementary cash flows disclosure
Interest paid	$772	$720
Income taxes paid	$1,116	$305

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $372,000 and $417,000 as at September 30, 2006 and March 31, 2006, respectively.

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

The capitalized interest accrued up to the three months ended September 30, 2006 was $74,460 associated with construction in progress.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property, plant and equipment are as follows:

Buildings and leasehold improvement	20 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	5 years
Motor vehicles	5 years

Land use right

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

Qingdao Women and Children Nutrition Research Co. Ltd was subject to 33% income tax. This entity was dissolved in July 2006.

Tax Rates Schedule for various operating subsidiaries of the Company in China is as follows:

	Period-Tax rate (Calendar year)						Incorporation
Name of subsidiaries	2006	2007	2008	2009	2010	2011	date
Qingdao St. George Dairy Co., Ltd.	12%	12%	12%	24%	24%	24%	Sep-01
Qingdao Sheng Yuan Dairy Co., Ltd.	30%	30%	25%	25%	25%	25%	Jan-98
Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	0%	0%	16.5%	16.5%	16.5%	25%	Apr-01
Bei’an Yipin Dairy Co., Ltd.	0%	16.5%	16.5%	16.5%	25%	25%	Jun-04
Zhangjiakou Shen Yuan Dairy Co., Ltd.	0%	0%	16.5%	16.5%	16.5%	25%	Mar-04
Qingdao Women and Children Nutrition Research Co.,Ltd*.	33%	-	-	-	-	-	Apr-04

*	Qingdao Women and Children Nutrition Research Co, Ltd was dissolved and disposed of in July 2006.

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

Government subsidies

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense is recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expenses of the related assets over the useful lives of these assets. Government subsidies were $193,000and $43,000 during the three months ended September 30, 2006 and 2005, respectively.

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

15

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

September 30, 2006
Balance sheet	RMB	7.91	to US	$1.00
Operating statement	RMB	7.95	to US	$1.00

September 30, 2005
Balance sheet	RMB	8.11	to US	$1.00
Operating statement	RMB	8.19	to US	$1.00

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB yuan to fluctuate within a narrow band vis á vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected changes in the foreign currency translation over the reporting period and is reflected in the other comprehensive income of $591,000 and $617,000 for the three months ended September 30, 2006 and 2005 respectively.

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

Shipping and handing

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $655,000 and $528,000 during the three months ended September 30, 2006 and 2005, respectively

Advertising costs and promotion

Advertising costs and promotion include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $11.1million and $6.2million during the three months ended September 30, 2006 and 2005, respectively.

Employees’ benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Comprehensive income/(loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The other comprehensive income was $591,000 and $617,000 for the three months ended September 30, 2006 and 2005, respectively.

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

SAB 108

In September, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in the 4 th quarter of its fiscal 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements.

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

5. ACCOUNTS RECEIVABLES

The Company's accounts receivables as at September 30, 2006 and March 31, 2006 are summarized as follows:

(in thousands)	September 30, 2006	March 31, 2006
Trade receivables	$8,768	$2,957
Less: Allowance for doubtful accounts	372	417
Trade receivables, net	8,396	2,540
Notes receivable	95	-
Accounts receivables	$8,491	$2,540

6. PROPERTY, PLANT AND EQUIPMENT

(in thousands)	September 30, 2006	March 31, 2006
Cost:
Buildings and leasehold improvement	$7,453	$7,252
Plant and machinery	6,927	7,206
Office equipment and furnishings	1,636	988
Motor vehicles	1,272	1,212
	17,288	16,658

Less: Accumulated depreciation:
Buildings and leasehold improvement	1,484	1,265
Plant and machinery	2,533	2,306
Office equipment and furnishings	523	336
Motor vehicles	731	631
	5,271	4,538
Construction in progress	25,851	21,198
Property, plant and equipment, net	$37,868	$33,318

Depreciation expenses relating to property, plant and equipment were $391,000 and $400,000 for the three months ended September 30, 2006 and 2005, respectively.

7. LAND USE RIGHT

(in thousands)	September 30, 2006	March 31, 2006
Cost:	$1,939	$1,660
Accumulated amortization	132	114

Land use right, net	$1,807	$1,546

Amortization expenses relating to land use right were $10,000 and $8,000 for the three months ended September 30, 2006 and 2005, respectively.

8. INVENTORIES

The Company's inventories at September 30, 2006 and March 31, 2006 are summarized as follows:

(in thousands)	September 30, 2006	March 31, 2006
Raw Materials	$2,098	$1,985
Work in Process	8,467	7,586
Finished Goods	1,478	2,132
Packing Materials & Other Consumables	798	86
Total	$12,841	$11,789

9. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification by name of related parties

a. Due from related parties

(in thousands)	September 30, 2006	March 31, 2006
St. Angel (Beijing Business Service)	$-	$1,761
Beijing Ludin Xueyuan Trading Co. Ltd	30	692
Beijing Ao Naier Feed Stuff LLC	307	298
Beijing Kelqin Dairy Co. Ltd	556	1,708
Sheng Zhi Da Dairy Group Corporation	808	(268)
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	858	226
Beijing Honnete Dairy Corporation Ltd	4,210	4,185
Total Due from Related Companies	$6,769	$8,602

b. Due to related parties

(in thousands)	September 30, 2006	March 31, 2006
Beijing Kelqin Dairy Co. Ltd	$92	$63
Beijing Honnete Dairy Corporation Ltd	445	1,339
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	920	706
Sheng Zhi Da Dairy Group Corporation	1,323	2,193
Total Due to Related Companies	$2,780	$4,301

B. Classification of related party transactions by nature

a. Due from related parties

(in thousands)	September 30, 2006	March 31, 2006
Trade receivables	$1,318	$2,018
Prepayments	5,357	4,526
Other receivables	94	2,058
Total	$6,769	$8,602

b. Due to related parties

(in thousands)	September 30, 2006	March 31, 2006
Trade payables	$2,285	$4,301
Advance from customers	445	-
Other payables	50	-
Total	$2,780	$4,301

Above-mentioned entities are considered related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder.

10. RELATED PARTY TRANSACTIONS

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

Sales to related parties

(in thousands)	Three Months Ended September, 30
	2006	2005
St. Angel (Beijing Business Service)	$-	$376
Beijing Ludin Xueyuan Trading Co. Ltd	13	153
Total	$13	$529

Other income to related parties

(in thousands)	Three Months ended September 30,
	2006	2005
Beijing Kelqin Dairy Co. Ltd	$49	$1,603
Sheng Zhi Da Dairy Group Corporation	-	104
Heilongjiang Baoquanling Shengyuan Dairy Co	924	1,388
Beijing Honnete Dairy Corporation Ltd	-	176
Total	$973	$3,271

In the three months ended September 30, 2006 and 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelqin Dairy Co. Ltd., Beijing Honnete Dairy Corporation Ltd; and spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.. Terms of these transactions are all done at market prices.

Purchases from related parties

(in thousands)	Three Months Ended September 30
	2006	2005
Sheng Zhi Da Dairy Group Corporation	$-	$1,131
Beijing Kelqin Dairy Co. Ltd	914	125
Beijing Honnete Dairy Corporation Ltd	2,184	490
Heilongjiang Baoquanling Shengyuan Dairy Co	3,420	1,583
Total	$6,518	$3,329

11. BANK LOANS

As at September 30, 2006 and March 31, 2006, the Company had short-term loans from banks in the amount of $50.0 million and $36.7 million bearing interest ranging from 5.576% to 7.488% per annum. Such loans are extendable for terms of no less than one year to June 2007. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $11.56 million and $11.56 million as of September 30, 2006 and March 31, 2006, respectively.

12. INCOME TAXES

The Company’s income/(loss) before income taxes was comprised of the following for the three months ended September 30, 2006 and 2005,respectively

(in thousands)	Three Months Ended September 30
	2006	2005
United States	$(176)	$(53)
PRC	5,748	1,669
Total	$5,572	$1,616

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the three months ended September 30, 2006 and 2005, respectively, are summarized as follows:

(in thousands)	Three months ended September 30
	2006	2005
Current	$651	$279
Total	$651	$279

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

(in thousands, except for per share amounts)	For the Three Months Ended September 30, 2006			For the Six Months Ended September 30, 2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$4,921	50,001	$0.10	$12,892	50,001	$0.26
Effect of Dilutive Securities
Warrants and options	-	-	-	-	-	-
Convertible preferred stock	-	-	-	-	-	-

Diluted EPS
Income available to common stockholders + assumed conversions	$4,921	50,001	$0.10	$12,892	50,001	$0.26

14. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of September 30, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as of September 30, 2006 were as follows:

(in thousands)	Expiration date			Monthly payment	Mar-07	Mar-08
Office facilities in Beijing (SOHO 2903)	20-Apr-05	to	14-Dec-07	$7	$43	$62
Office facilities in Beijing (SOHO 2903-2905)	15-Dec-04	to	14-Dec-07	11	66	92
Office facilities in Beijing	1-Jan-06	to	31-Dec-07	4	24	36
Total rent expenses:					$133	$190

C. LEGAL PROCEEDINGS

None.

D. GUARANTEES

As at September 30, 2006 and March 31, 2006, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $ 1.1 million and $1.1 million respectively in total extended to 104 farmers in the Zhangjiakou Region. These bank loans mature on December 25, 2007. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

15. RESTATEMENT

The Company is filing this amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 to include or revise information necessary to improve the disclosures as follows:

Adjustments

•
Restricted cash, included as cash and cash equivalents in the Original Filing, represents cash deposited with the banks as guarantees for the issuance of promissory notes. Under US GAAP, restricted cash does not meet the definition of cash and cash equivalents, and separate disclosure on the face of balance sheet is required. In addition, the change in the restricted cash balance, given its use to secure promissory notes, should have been presented as an investing activity. Therefore, restricted cash of $19.6 million and $16.4 million is reclassified and is presented as an individual item on our consolidated balance sheets as of September 30, 2006 and March 31, 2006, respectively. In addition, the decrease in restricted cash of $3.2 million and $794,000 is reclassified from operating to investing activities in the consolidated statements of cash flows for six months ended September 30, 2006 and 2005, respectively.

•
As at September 30, 2006 and March 31, 2006, the Company had provided bank loan guarantee of $1.1 million and $1.1 million in total extended to 104 farmers in the Zhangbei area. This was incorrectly presented as gross other receivable and other payable in the Original filing. The Company has revised the balance sheet to eliminate both the other receivable and other payable.

•
Land use rights, which represents a prepaid lease payment, is reclassified as an individual line item on our consolidated balance sheets as of September 30, 2006 and March 31, 2006, respectively. It has been included as part of the property, plant and equipment, net in the Original Filing.

•
In fiscal year 2007, we acquired certain fixed assets from Zheng Lan Qi County and subsequently established a new subsidiary with these assets. In conjunction with the acquisition, the local government provided an irrevocable subsidy of $4.1 million which we recognized as subsidy income for the fiscal year ended March 31, 2007. Subsequent to the Original Filing, we determined that the $4.1 million should be deferred and netted against the depreciation expenses of the assets acquired, as this method effectively matches the related depreciation of the cost of assets with the corresponding grant income. The effect of this adjustment is a decrease in subsidy income by $1.5 million and $2.8 million, and an increase in deferred subsidy by $1.5 million and $2.8 million for the three and six months ended September 30, 2006 respectively. We did not recognize any of the subsidies during the three and six months ended September 30, 2006 as the asset had not yet been placed in service.

•
Certain short term notes payable balances, in the amount of $24.3 million and $18.5 million, are reclassified as short-term loan as of September 30 and March 31, 2006, respectively, as the ultimate lender of the note is an accredited financial institution.

•
The cash consideration given to our retailers, who purchased our products directly from our distributors, is reclassified as a reduction of sales. It was recorded as advertising and promotion expenses in the Original Filing. The effects of this reclassification are a decrease in sales and an increase in advertising and promotion expenses of $297,000 and $527,000, respectively.

•
The amount of free products provided to our customers is reclassified as cost of sales for the three and six months ended September 30, 2006 and 2005. It had been recorded as advertising and promotion expense in the Original Filing. The effects of this adjustment are an increase in cost of sales and a decrease in advertising and promotion expense of $283,000 and $508,000 for the three and six months ended September 30, 2006, respectively.

Reclassifications

Based on the above adjustments, we also made reclassifications on our consolidated financial statements as follows for the current period and the prior period presentation has been conformed:

•
Accounts receivable and notes receivable have been combined as accounts receivable. They used to be reported separately. The combined amounts of accounts receivable were $8.5 million and $2.5 million as of September 30 and March 31, 2006, respectively.

•
Construction in progress has been included under property, plant and equipment, net. It used to be reported separately. The amounts of construction in progress were $25.8 million and $21.2 million as of September 30 and March 31, 2006, respectively.

•
Accounts payable and notes payable have been combined as accounts payable. They used to be reported separately. The combined amounts of accounts payable were $9.0 million and $13.1 million as of September 30 and March 31, 2006, respectively.

•
Accrued expense, other payable and other accrued liabilities have been combined as other current liabilities. They used to be reported separately. The combined amounts of other current liabilities were $6.6 million and $5.1 million as of September 30 and March 31, 2006, respectively.

•
Retained earnings and reserves have been combined as retained earnings. They used to be reported separately. The combined amounts of retained earnings and reserves were $24.6 million and $11.7 million as of September 30 and March 31, 2006, respectively.

•
Government grants other than those related to assets, which used to be reported as a separate line item, have been reported as other income, net. The effect of the reclassification is an increase of $193,000 and $332,000 on other income, net for the three and six months ended September 30, 2006, respectively. For the three and six months ended September 30, 2005, other income increased by $43,000 and $647,000, respectively. These subsidies are not related to fixed asset government explained above.

The Consolidated Balance Sheets, as of September 30 and March 31, 2006, have been adjusted as follows:

	September 30, 2006			March 31, 2006
	(As	Adjustments &	(As	(As	Adjustments &	(As
(In thousands)	Reported)	Reclassifications	Restated)	Reported)	Reclassifications	Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$35,469	$(19,641)	$15,828	$22,134	$(16,457)	$5,677
Restricted cash	-	19,641	19,641	-	16,457	16,457
Short-term investments	48	(48)	-	43	(43)	-
Notes receivable	95	(95)	-	-	-	-
Accounts receivable	8,396	95	8,491	2,540	-	2,540
Other receivable, net	3,751	(1,103)	2,648	2,230	-	2,230
Deferred expenses and other current assets	380	48	428	126	13	139
Total current assets	71,469	(1,103)	70,366	47,818	(30)	47,788

Property, plant and equipment, net	13,887	23,981	37,868	13,728	19,590	33,318
Construction in progress	25,851	(25,851)	-	21,198	(21,198)	-
Land use rights, net	-	1,807	1,807	-	1,546	1,546
Other Assets	236	63	299	265	92	357

TOTAL ASSETS	$111,442	$(1,102)	$110,340	$83,009	$-	$83,009

Current Liabilities:
Bank loans	25,710	24,330	50,040	13,134	23,546	36,680
Notes payable	24,330	(24,330)	-	19,113	(19,113)	-
Accounts payable	9,045	-	9,045	12,580	499	13,079
Other payables	5,271	(1,103)	4,168	4,570	-	4,570
Total current liabilities	74,189	(1,103)	73,086	57,127	4,932	62,058
Long term debts	-	-	-	4,932	(4,932)	-
Deferred income	-	2,782	2,782	-	-	-
Total liabilities	74,189	1,679	75,868	62,058	-	62,058
Shareholders' equity:
Retained earnings	27,314	(2,758)	24,556	11,664	-	11,664
Accumulated other comprehensive income	1,708	(23)	1,685	1,056	-	1,056
Total shareholders' equity	37,253	(2,781)	34,472	20,951	-	20,951

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$111,442	$(1,102)	$110,340	$83,009	$-	$83,009

Consolidated Statements of Income for the three and six months ended September 30, 2006 and 2005, have been adjusted as follows:

	Three Months Ended			Six Months Ended
	September 30, 2006			September 30, 2006
	(As	Adjustments &	(As	(As	Adjustments &	(As
(In thousands, except for per share amounts)	Reported)	Reclassifications	Restated)	Reported)	Reclassifications	Restated)
Net sales	$45,915	$(298)	$45,617	$95,251	$(527)	$94,724
Cost of sales	21,925	283	22,208	49,348	507	49,855
Gross profit	23,990	(581)	23,409	45,903	(1,034)	44,869

Advertising and promotion expenses	11,641	(581)	11,060	18,569	(1,035)	17,534
General and administrative expenses	1,323	49	1,372	2,317	87	2,404
Total operating expense	18,158	(532)	17,626	31,122	(948)	30,174

Income from operations	$5,832	(49)	$5,783	$14,781	(86)	$14,695

Subsidy income	1,702	(1,702)		3,090	(3,090)	-
Interest expense	(478)	51	(427)	(886)	114	(772)
Other income, net	(35)	191	156	(10)	304	294
Income before provision for income tax	$7,081	$(1,509)	$5,572	$17,096	$(2,758)	$14,338
Net income before minority interests	$6,430	$(1,509)	$4,921	$15,650	$(2,758)	$12,892
Effect of Exchange Rate Changes on Cash and Cash Equivalents	613	(22)	591	653	(24)	629
Comprehensive income	7,043	(1,531)	5,512	16,303	(2,782)	13,521

Earning per share—basic and diluted	$0.13	$(0.03)	$0.10	$0.31	$(0.05)	$0.26
Weighted average common share outstanding-basic and diluted	50,001	-	50,001	50,001	-	50,001

	Three Months Ended			Six Months Ended
	September 30, 2005			September 30, 2005
	(As	Adjustments &	(As	(As	Adjustments &	(As
(In thousands)	Reported)	Reclassifications	Restated)	Reported)	Reclassifications	Restated)
General and administrative expenses	$2,065	$41	$2,106	$2,925	$96	$3,021
Subsidy income	43	(43)	-	647	(647)	-
Interest expense	(871)	41	(830)	(1,287)	96	(1,191)
Other income, net	$29	$43	$72	$(49)	$647	$598

Consolidated Statements of Cash Flow for the six months ended September 30, 2006 and 2005, have been adjusted as follows:

		Six Months Ended
		September 30, 2006
	(As	Adjustments &	(As
(in thousands)	Reported)	Reclassifications	Restated)
Cash flow from operating activities:
Net income	$15,650	$(2,758)	$12,892
Changes in operating assets and liabilities:
Other receivable, net	(1,521)	1,103	(418)
Notes payable	5,218	(5,218)	-
Accounts payable	(3,535)	(499)	(4,034)
Other payables and accrued liabilities	2,595	(1,103)	1,492
Deferred revenue	-	2,782	2,782
Net cash provided by operating activities	10,625	(5,693)	4,932

Cash flow from investing activities:
Restricted cash	-	(3,184)	(3,184)
Net cash provided by (used in)investing activities	(5,587)	(3,184)	(8,771)
Cash flow from financing activities:
Borrowing of bank loans	7,644	32,722	40,366
Repayment of bank loans	-	(27,005)	(27,005)
Net cash provided by financing activities	7,644	5,717	13,361

Net change in increase in cash and cash equivalents	12,682	(3,160)	9,522
Effect of exchange rate changes on cash and cash equivalents	653	(24)	629
Cash and cash equivalents, beginning of period	22,134	(16,457)	5,677
Cash and cash equivalents, end of period	$35,469	$(19,641)	$15,828

		Six Months Ended
		September 30, 2005
	(As	Adjustments&	(As
(in thousands)	Reported)	Reclassifications	Restated)
Cash flow from operating activities:
Changes in operating assets and liabilities:
Notes payable	$1,572	$(2,323)	$(751)
Net cash provided by operating activities	6,206	(2,323)	3,883

Cash flow from investing activities:
Restricted cash	-	(794)	(794)
Net cash provided by (used in)investing activities	(6,069)	(793)	(6,862)

Cash flow from financing activities:
Borrowing of bank loans	1,585	32,723	34,308
Repayment of bank loans	-	(30,401)	(30,401)
Net cash provided by financing activities	1,802	2,323	4,125
Net change in increase in cash and cash equivalents	1,939	(793)	1,146
Effect of exchange rate changes on cash and cash equivalents	644	-	644
Cash and cash equivalents, beginning of period	16,085	(10,273)	5,812

Cash and cash equivalents, end of period	$18,668	$(11,066)	$7,602

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

Beian Yi Pin Dairy Co., Ltd. (“Beian”) is engaged in the production and processing of adult dairy based nutritional products and various milk powder products. Beian Yi Pin Dairy Co., Ltd. was formed In June 2004,by Sheng Zhi Da Dairy Corporation and Synutra Illinois. In January 2005, Sheng Zhi Da Dairy Corporation transferred 71.26% of its ownership in Beian to Synutra Illinois, resulting in a 100% ownership of Beian Yi Pin Dairy Co., Ltd. by Synutra Illinois

Luobei Sheng Yuan Dairy Co., Ltd. (“Loubei”) is engaged in the production and processing of Synutra’s products for infants and children under the brand names U-Smart, U-Strong, and National Standards under the “Sheng Yuan” label. Loubei was formed in April 2001 by Mr. Liang Zhang, and Ms. Xiu Qing Meng. In June 2003, Mr. Zhang transferred 67% of his ownership to Sheng Zhi Da Dairy Corporation. In January 2005, Ms. Xiu Qing Meng transferred 33% of her ownership to Synutra Illinois , Sheng Zhi Da Dairy Corporation transferred 67% of its ownership to Synutra Illinois, resulting in a 100% ownership of Luobei Sheng Yuan Dairy Co., Ltd by Synutra Illinois.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales

Sales for the three months ended September 30, 2006 increased by $15.5 million or 51.2% to $45.6 million from $30.2 million for the three months ended September 30, 2005.

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

a.	The tonnage of such products sold increased by 2,100 for the three months ended September 30, 2006, resulting in a $10.6 million increase of gross sales.

b.	The average selling price for the period ended September 30, 2006 increased by $791 per ton, resulting in an increase of $5.3 million in gross sales.

c.	New product launches contributed $1.6 million in gross sales growth.

d.
Further contributing to the sales growth is a decrease of $2.1 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services. .

For the three months ended September 30, 2006, the Company realized and earned close to 99.3% of the $38.8 million of traditional main products through its wholesale distributor networks and about 0.7% through the supermarket retailers. Of the total $22.9 million of main products sales earned in the 3 months period ended September 30, 2005, about 98.3% was from distributors and about 1.7% from supermarket retailers.

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

Cost of Sales

Cost of sales for the three months ended September 30, 2006 increased to $22.2 million from $15.6 million for the three months ended September 30, 2005. The 42.1% increase in cost of sales of $6.6 million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 2,100 tons sold of the traditional main products resulted in $4.2 million increase of cost. The average cost per unit increased by $398 per metric ton, resulting in $2.7million cost increase for the three months ended September 30, 2006. The launch of new products accounted for $1.4 million in the total cost of sales for the three months ended September 30, 2006. Further contributing to the cost of sales growth is an decrease of $1.7 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services.

Gross Profit

Gross profit was $23.4 million or 51.3% of sales for the three months ended September 30, 2006, compared to $14.5 million or 48.2% of sales for the three months ended September 30, 2005. It was an increase of $8.9 million or 60.9%.

The sales of traditional main products contributed $22.8 million or 97.3% of gross profits for the three months ended September 30, 2006. Such main products contributed $13.8 million or 94.7% of gross profits for the three months ended September 30, 2005.

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

Selling and Distribution Expenses

Selling and distribution expenses increased by $1.3 million or 32.8% to $5.2 million for the three months ended September 30, 2006, as compared to $3.9 million for the three months ended September 30, 2005. The increase in selling and distribution expenses in the three months ended September 30, 2006 as compared to 2005 was a result of increased transportation expenses due to the increase in sales volume, in addition to increases in other components of expenses such as wages, supermarket expenses and service expenses.   The increase in total compensation to the sales force constitutes most of the increase in selling and distribution expenses. The total compensation to the sales force increased by $1.2 million from $975,000 in the three months ended September 30, 2005 to $2.2 million in the three months ended September 30, 2006. In the meantime shipping and handling expenses increased by $127,000 from $528,000 in the three months ended September 30, 2005 to $656,000 in the three months ended September 30, 2006; and travel expenses increased by $187,000 from $340,000 in the three months ended September 30, 2005 to $528,000 in the three months ended September 30, 2006.

Advertising and Sales Promotion

Advertising and sales promotion increased by $4.9 million or 78.5% to $11.1 million for the three months ended September 30, 2006, as compared to $6.2 million for the three months ended September 30, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

(in thousands)	Three Months Ended September 30
	2006	2005	Change in $	Change in %
Advertising	$2,364	$2,696	$(332)	(12.3)%
Sales promotion	8,696	3,502	5,194	148.3%
Totals	$11,060	$6,198	$4,862	78.5%

General and Administrative Expenses

General and administrative expenses decreased by $734,000 or34.9% to $1.4million for the three months ended September 30, 2006, as compared to $2.1 million for the three months ended September 30, 2005. The decrease in general and administrative expenses was due to the consolation of certain business functions and development of shared services.

Income from Operations

Based on the sales increase of $15.5 million or 51.2% and the cost of sales increase of $6.6 million or 42.1% for the three months ended September 30, 2006, gross profit increased by $8.9million or 60.9% compared to the three months ended September 30, 2005. In the meantime, operational expenses also increased by approximately $5.4 million from $12.2 million to $17.6 million for the three months ended September 30, 2006 and 2005. As a result, income from operations was $5.8million for the three months ended September 30, 2006, as compared to $2.3 million for the three months ended September 30, 2005, an increase of $3.4 million or 147.8%.

Interest expense

Interest expense decreased by $403,000 or 48.6% to $427,000for the three months ended September 30, 2006, as compared to $830,000 for the three months ended September 30, 2005. The decrease in finance costs was due to reduction of borrowing size upon maturity of certain loans.

Other Income/(Loss)

Other income, net was $156,000 for the three months ended September 30, 2006 as compared to other income, net of $72,000for the same period of 2005. These other income was incurred as a result of Subsidy income from local governments increased by $150,000 to $193,000 for the three months ended September 30, 2006 as compared to $43,000 for the three months ended September 30, 2005.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $651,000 and $279,000for the three months ended September 30, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the year 2006 for some of the operating subsidiaries.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the three months ended September 30, 2006 increased by $3.6 million or 268.1% to $4.9 million from $1.3 million for the three months ended September 30, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.10 for three months ended September 30, 2006 and $0.03 for three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Sales

Sales for the six months ended September 30, 2006 increased by $43.4 million or 84.5% to $94.7 million from $51.3 million for the six months ended September 30, 2005.

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

a.	The tonnage of such products sold increased by 4,330 tons for the six months ended September 30, 2006, resulting in $21.5million increase of gross sales.

b.	The average selling price for the six months ended September 30, 2006 increased by $869 per ton, resulting in an increase of $10.8 million in gross sales.

c.	New product launches contributed $10.6 million in gross sales growth.

d.
Further contributing to the sales growth is an increase of $791,000 from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services.

For the six months ended September 30, 2006, the Company realized and earned close to 99.3% of the $72.7 million of traditional main products through its wholesale distributor networks and about 0.7% through the supermarket retailers. Of the total $40.3 million of main products sales earned in the six months ended September30, 2005, about 98.4% was from distributors and about 1.6% from supermarket retailers.

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

Cost of Sales

Cost of sales for the six months ended September 30, 2006 increased to $49.9 million from $27.3million for the six months ended September 30, 2005. The82.8% increase in cost of sales of $22.6 million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases.

The increase of 4,330 tons sold of the traditional main products resulted in $9.4 million increase of cost. The average cost per unit increased by $195 per metric ton, resulting in $2.4 million cost increase for the six months ended September 30, 2006. The launch of new products accounted for $8.9 million in the total cost of sales for the six months ended September 30, 2006. Further contributing to the cost of sales growth is an increase of $1.9 million from processing and packaging of nutritional supplement ingredients, anhydrous mild-fat, non-fat dry milk, and toll packaging and blending services.

Gross Profit

Gross profit was $44.9 million or 47.4% of sales for the six months ended September 30, 2006, compared to $24.1 million or 46.9% of sales for the six months ended September 30, 2005. It was an increase of $20.8 million or 86.5%.

The sales of traditional main products contributed $43.2 million or 96.4% of gross profits for the six months ended September 30, 2006. Such main products contributed $22.7 million or94.4% of gross profits for the six months ended September 30, 2005.

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

Selling and Distribution Expenses

Selling and distribution expenses increased by $4.5 million or 78.8% to $10.2 million for the six months ended September 30, 2006, as compared to $5.7 million for the six months ended September 30, 2005. The increase in selling and distribution expenses in the six months ended September 30, 2006 as compared to 2005 was a result of increased transportation expenses due to the increase in sales volume, in addition to increases in other components of expenses such as wages, supermarket expenses and service expenses.   The increase in total compensation to the sales force constitutes most of the increase in selling and distribution expenses. The total compensation to the sales force increased by $2.1 million from $1.7 million in the six months ended September 30, 2005 to $3.8 million in the six months ended September 30, 2006. In the meantime shipping and handling expenses increased by $151,000 from $1.4 million in the six months ended September 30, 2005 to $1.5 million in the six months ended September 30, 2006; and travel expenses increased by $310,000 from $627,000 in the six months ended September 30, 2005 to $938,000 in the six months ended September 30, 2006.

Advertising and Sales Promotion

Advertising and sales promotion increased by $6.1 million or 53.1% to $17.5 million for the six months ended September 30, 2006, as compared to $11.5 million for the six months ended September 30, 2005 as a result of increased advertising and promotional activity expenses. The major components of advertising and sales promotion are placement of advertisements with major media outlets and points of sale and community promotional activities.

(in thousands)	Six Months Ended September 30
	2006	2005	Change in $	Change in %
Advertising	$3,080	$3,388	$(308)	ø9.1÷ %
Sales promotion	14,454	8,067	6,387	79.1%
Totals	$17,534	$11,455	$6,079	53.1%

General and Administrative Expenses

General and administrative expenses decreased by $616,000or 20.4% to $2.4 million for the six months ended September 30, 2006, as compared to $3.0 million for the six months ended September 30, 2005. The decrease in general and administrative expenses was due to the consolation of certain business functions and development of shared services.

Income from Operations

Based on the sales increase of $43.4 million or 84.5% and the cost of sales increase of $22.6 million or82.8% for the six months ended September 30, 2006, gross profit increased by $20.8 million or 86.5% compared to the six months ended September 30, 2005. In the meantime, operational expenses also increased by approximately $10.0 million for the six months. As a result, income from operations was $14.7 million for the six months ended September 30, 2006, as compared to $3.9 million for the six months ended September 30, 2005, an increase of $10.8 million or 281.2%.

Interest expense

Interest expense decreased by $419,000 or 35.2% to $772,000 for the six months ended September 30, 2006, as compared to $1.2 million for the six months ended September 30, 2005. The decrease in finance costs was due to reduction of borrowing size upon maturity of certain loans.

Other Income/(Loss)

Other income was $294,000 for the six months ended September 30, 2006 as compared to $598,000 for the same period of 2005. These other income were incurred as a result of Subsidy income from local governments decreased by $315,000 to $332,000 for the six months ended September 30, 2006 as compared to $647,000 for the six months ended September 30, 2005.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.4million and $305,000 for the six months ended September 30, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the year 2006 for some of the operating subsidiaries.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the six months ended September 30, 2006 increased by $9.8 million or 321.1% to $12.9 million from $3.1 million for the six months ended September 30, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.26 for six months ended September 30, 2006 and $0.06 for six months ended September 30, 2005.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $10.1 million to $15.8 million at September 30, 2006, as compared to $5.7 million at March 31, 2006. The increase was mainly attributable to cash flow from operations in 2006 which amounted to $4.9 million, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to $5.6 million and new bank loans which amounted to $13.4 million. The remaining $629,000 was the effect of exchange rate changes on cash items.

Cash flow generated from operations was $4.9 million for the six months ended September 30, 2006. Trade receivables increased by $5.9 million and advances to suppliers increased by $3.4 million. Expanded scale of operations from the increase in sales revenues in the six months ended September 30, 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities.

Cash flows used in investing activities amounted to $8.8 million. During the six months, we used $4.9 million for the construction of a new factory plant and facilities. The facilities are expected to be completed in the year ended 2006. We also spent around $658,000 for new machinery and equipment.

Working Capital

Working capital increased by $11.5 million to negative $2.7 million at September 30, 2006, as compared to negative $14.3 million at March 31, 2006. The increase in working capital reflects an improvement in the ratio of current assets over current liabilities to 96.3% from 77.0% over the period in discussion.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. During the fiscal year ending March 31, 2007, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We plan to use our working capital for such purposes.

Subsequent Events

On November 6th, 2006, the Company consummated a transaction with the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia in which the Company acquired certain assets owned by them including approximately $ 253,000 in land use rights and $3.2million in plant and buildings. The transaction was consummated in order to establish a wholly foreign-owned company to produce milk fat and other diary-based food ingredients.

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

SYNUTRA INTERNATIONAL, INC.

Date: October 13, 2007	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer