Form 10-Q/A
period 2006-12-31
Synutra International, Inc.
filed 2007-10-12
CIK 1293593

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

The Company’s failure to file timely its Form 10-Q was due to management’s assessment of accounting errors and irregularities identified during the preparation of the Form 10-Q. As a result of such assessment, the Company is filing this amendment to its Quarterly Report on Form 10-Q with restated financial statements as and for the fiscal quarter ended December 31, 2006 as filed on February 14, 2007 (the “Original Filing”), an amendment to its Quarterly Report on Form 10-Q with restated financial statements as and for the fiscal quarter ended September 30, 2006. On October 5, 2007, the Company filed an amendment to its Annual Report on Form 10-K with restated financial statements as and for the fiscal year ended March 31, 2007 (the “Form 10-K/A”). On October 10, 2007, the Company received a letter from The Nasdaq Stock Market stating that its filing delinquency had been cured following the filing of the Quarterly Report on Form 10-Q for the three months period ended June 30, 2007.

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

In addition, aspects of the restatement are described in Note 15 to the Notes to the Condensed Consolidated Financial Statements to this Form 10-Q/A, Note 15 to the Notes to the Condensed Consolidated Financial Statements to the Form 10-Q/A as and for the fiscal quarter ended September 30, 2006, Note 18 to the Notes to the Consolidated Financial Statements to the Form 10-K/A, Note 3 to the Notes to Condensed Consolidated Financial Statements to the Company’s Form 10-Q as and for the fiscal quarter ended June 30, 2007 and as described immediately below.

Adjustments

•
Restricted cash, included as cash and cash equivalents in the Original Filing, represents cash deposited with the banks as guarantees for the issuance of promissory notes. Under US GAAP, restricted cash does not meet the definition of cash and cash equivalents, and separate disclosure on the face of balance sheet is required. In addition, the change in the restricted cash balance, given its use to secure promissory notes, should have been presented as an investing activity. Therefore, restricted cash of $17.8 million and $16.4 million is reclassified and is presented as an individual item on our consolidated balance sheets as of December 31, 2006 and March 31, 2006, respectively. In addition, the decrease in restricted cash of $1.4 million and $471,000 is reclassified from operating to investing activities in the consolidated statements of cash flows for nine months ended December 31, 2006 and 2005, respectively.

•
As at December 31, 2006 and March 31, 2006, the Company had provided bank loan guarantee of $1.1 million and $1.1 million in total extended to 104 farmers in the Zhangbei area. This was incorrectly presented as gross other receivable and other payable in the Original filing. The Company has revised the balance sheet to eliminate both the other receivable and other payable.

•
Land use rights, which represents a prepaid lease payment, is reclassified as an individual line item on our consolidated balance sheets as of December 31, 2006 and March 31, 2006, respectively. It has been included as part of the property, plant and equipment, net in the Original Filing.

•
In fiscal year 2007, we acquired certain fixed assets from Zheng Lan Qi County and subsequently established a new subsidiary with these assets. In conjunction with the acquisition, the local government provided an irrevocable subsidy of $4.1 million which we recognized as subsidy income for the fiscal year ended March 31, 2007. Subsequent to the Original Filing, we determined that the $4.1 million should be deferred and netted against the depreciation expenses of the assets acquired, as this method effectively matches the related depreciation of the cost of assets with the corresponding grant income. The effect of this adjustment is a decrease in subsidy income by $1.3 million and $4.1 million for the three and nine months ended December 31, 2006, respectively. We did not recognize any of the subsidies during the three and nine months ended December 31, 2006 as the asset had not yet been placed in service.

•
Certain short term notes payable balances, in the amount of $19.7 million and $18.5 million, is reclassified to short-term loan as of December 31 and March 31, 2006, respectively, as the ultimate lender of the note is an accredited financial institution.

•
The cash consideration given to our retailers, who purchased our products directly from our distributors, is reclassified as a reduction of sales. It was recorded as advertising and promotion expenses in the Original Filing. The effects of this adjustment are a decrease in sales and an increase in advertising and promotion expenses of $336,000 and $862,000 for the three and nine months ended December 31, 2006, respectively.

•
The amount of free products provided to our customers is reclassified as cost of sales for the three and nine months ended December 31, 2006 and 2005. It had been recorded as advertising and promotion expense in the Original Filing. The effects of this adjustment are an increase in cost of sales and a decrease in advertising and promotion expense of $462,000 and $970,000 for the three and nine months ended December 31, 2006, respectively.

In addition to the above correcting adjustments, we also made reclassifications on our consolidated financial statements as disclosed in footnote 15 to the consolidated financial statements for the current period and have reclassified prior period amounts to conform to the current period presentation.

In Footnote 14 to the consolidated financial statements, we have added a disclosure on contingencies to reflect loan guarantees provided to farmers in the Zhangjiakou region.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
(INCORPORATED IN THE STATE OF DELAWARE
WITH LIMITED LIABILITY)

CONSOLIDATED BALANCE SHEETS
(restated, see note 15)

	December 31, 2006	March 31, 2006
(In thousands)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,666	$5,677
Restricted cash	17,826	16,457
Accounts receivable	5,793	2,540
Inventories	14,950	11,789
Other receivable	3,080	2,230
Due from the related parties	22,578	8,602
Advances to suppliers	3,934	354
Prepaid expenses and other current assets	15	139
Total current assets	74,842	47,788

Property, plant and equipment, net	43,100	33,318
Land use rights, net	1,566	1,546
Other Assets	279	357

TOTAL ASSETS	119,787	83,009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loans	53,086	36,680
Accounts payable	13,134	13,079
Due to related parties	345	4,301
Advances from customers	1,405	933
Tax payables	908	1,996
Other current liabilities	8,570	5,069
Total current liabilities	77,448	62,058
Deferred income	4,098	-
Total liabilities	81,546	62,058
Shareholders' equity:
Common Stock, $.0001 par value: 250,000 authorized; 50,001 issued and outstanding at December 31 and March 31, 2006	5	5
Additional paid-in capital	8,226	8,226
Retained earnings	27,476	11,664
Accumulated other comprehensive income	2,534	1,056
Total shareholders' equity	38, 241	20,951

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$119,787	$83,009

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(restated, see note 15, unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net sales	$56,314	$43,805	$151,039	$95,141
Including sales to related parties	4,148	12,487	10,554	18,148
Cost of sales	28,183	27,930	78,039	55,210
Including cost of sales to related parties	3,917	12,615	10,465	17,768
Gross profit	28,131	15,875	73,000	39,931

Selling & distribution expenses	10,093	5,440	20,330	11,165
Advertising and promotion expenses	12,419	4,809	29,953	16,265
General & administrative expenses	2,036	1,282	4,440	4,302
Total operating expense	24,548	11,531	54,723	31,732

Income from operations	3,583	4,344	18, 277	8,199

Interest expense	(548)	(299)	(1,319)	(1,490)
Interest income	109	2	231	106
Other income, net	62	(60)	356	538

Income before provision for income tax	$3,206	$3,987	$17,545	$7,353
Provision for income tax	287	209	1,733	514
Net income before minority interests	2,919	3,778	15,812	6,839

Minority interests	-	-	-	1
Net income attributable to shareholders	2,919	3,778	15,812	6,838
Other comprehensive income	849	172	1,478	817
Comprehensive income	$3,768	$3,950	$17,290	$7,655

Earning per share—basic and diluted	$0.06	$0.08	$0.32	$0.14
Weighted average common share outstanding-basic and diluted	50,001	50,001	50,001	48,445

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(restated, unaudited)

	Common Stock outstanding	Registered Capital	Additional Paid-In Capital	Retained Earnings(see note 13)	Accumulated Comprehensive Income	Total Shareholders’ Equity
(In thousands)
Balance at March 31, 2006	50,001	$5	$8,226	$11,664	$1,056	$20,951
Net income	-	-	-	15,812	-	15,812
Other comprehensive income — foreign currency translation	-	-	-	-	1,478	1,478
Balance at December 31, 2006	50,001	$5	$8,226	$27,476	$2,534	$38,241

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(restated, see note 15, unaudited)

	Nine Months Ended
	December 31,
	2006	2005
(In thousands)
Cash flow from operating activities:
Net income	$15,812	$6,838
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,177	1,082
Bad debt expense	(158)	4
Gain on short term investment	(44)	-
Minority interest	-	1
Financial consultants and finders fee	-	567
Changes in operating assets and liabilities:
Accounts receivable	(3,095)	483
Inventories	(3,160)	(4,723)
Advances to suppliers	(3,580)	545
Due from related parties	(13,976)	386
Other receivable	(850)	-
Deferred expenses	81	(367)
Accounts payable	39	4,510
Due to related parties	(3,940)	458
Advances from customers	473	942
Tax payable	(1,089)	-
Other liabilities	3,501	(298)
Deferred revenue	4,098	-
Net cash provided by operating activities	(4,711)	10,428

Cash flow from investing activities:
Acquisition of property, plant and equipment	(1,984)	(993)
Cash used for construction in progress	(8,890)	(5,815)
Purchases of intangible assets	(28)	(4)
Sales on short term investment	87	7
Change of restricted cash	(1,369)	(471)
Net cash used in investing activities	$(12,184)	$(7,276)

Cash flow from financing activities:
Borrowing of bank loans	55,952	46,023
Repayment of bank loans	(39,546)	(47,238)
Issuance of Common stock	-	418
Net cash provided by financing activities	$16,406	$(797)

Net change in increase in cash and cash equivalents	(489)	2,355
Effect of exchange rate changes on cash and cash equivalents	1,478	817
Cash and cash equivalents, beginning of period	5,677	5,812
Cash and cash equivalents, end of period	6,666	8,984
Supplementary cash flows disclosure
Interest paid	$1,591	$1,019
Income taxes paid	$1,445	$514

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

On December 8, 2006, the Company’s subsidiary, Qingdao ST George Dairy Co., Ltd., entered into an agreement with the owners of Cangshan Tian Fa Bio-chemical Co., Ltd. (“Tian Fa”), a chondroitin sulfates supplier of the Company, to acquire a 51% equity stake in Tian Fa from its owners for a consideration of $ 196,000. The consideration was not paid and the transaction was terminated with mutual consent on December 18, 2006, due to differences on business directions. Qingdao ST George Dairy Co., Ltd. ceased to be a shareholder of Tian Fa on the same date.

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

The following companies are consolidated for financial statement presentation:

Name of subsidiaries	December 31, 2006	Incorporation date
Qingdao St. George Dairy Co. Ltd	100%	Sep-01
Qingdao Sheng Yuan Dairy Co. Ltd	100%	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co. Ltd	100%	Apr-01
Bei’an Yipin Dairy Co. Ltd	100%	Jun-04
Qingdao Women and Children Nutrition Research Co., Ltd.*	100%	Apr-04
Zhangjiakou Shen Yuan Co. Ltd **	100%	Mar-04

* Qingdao Women and Children Nutrition Research Co, Ltd was dissolved and disposed of in July 2006. Its operational results were not classified separately as discontinued operations in the Consolidated Statement of Income due to their immateriality.

** Zhangjiakou completed a merger with Chaibei Sheng Yuan as of August 2005 and Zhangjiakou emerged as the surviving entity from the merger.

Restricted cash

Restricted cash is 30%, 50%, or 100% of bank demand deposits used as security against notes payables of 3 to 6 months terms. This is used by the Company as a short term instrument to reduce short-term interest expenses.

Accounts receivable

The Company presents trade and notes receivables, net of allowance for doubtful accounts. The allowance is calculated based on review of individual customer accounts.

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance on the doubtful accounts was $575,000 and $417,000 as at December 31, 2006 and March 31, 2006, respectively.

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

Government subsidies

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense is recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expenses of the related assets over the useful lives of these assets. Government subsidies were $136,000 and $66,000 during the three months ended December 31, 2006 and 2005, respectively, and were $468,000 and $713,000 during the nine months ended December 31, 2006 and 2005, respectively.

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

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB to fluctuate within a narrow band vis á vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected changes in the foreign currency translation over the reporting period and is reflected in the other comprehensive income of $849,000 and $172,000 for the three months ended December 31, 2006 and 2005, respectively, and of $1.5million and $817,000 for the nine months ended December 31, 2006 and 2005, respectively.

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

Shipping and handing

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $1.3million and $462,000 during the three months ended December 31, 2006 and 2005, respectively, and were $2.9million and $1.6million during the nine months ended December 31, 2006 and 2005, respectively.

Advertising costs and promotion expenses

Advertising costs and promotion include salaries for all salesmen and are expensed as incurred. The advertising costs and promotion expenses were $12.4millionand $4.8million for the three months ended December 31, 2006 and 2005, respectively, and were $30.0million and $16.3million during the nine months ended December 31, 2006 and 2005, respectively.

Employees’ benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Comprehensive income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The comprehensive income was $3.8million and $4.0million for the three months ended December31, 2006 and 2005, respectively, and was $17.3million and $7.7million during the nine months ended December 31, 2006 and 2005, respectively.

Reclassifications

Certain amounts in 2005 have been reclassified to conform to the 2006 presentation.

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

5. ACCOUNTS RECEIVABLES, NET

The Company's trade receivables, net as at December 31, 2006 and March 13, 2006 are summarized as follows:

(in thousands)	December 31, 2006	March 31, 2006
Trade receivables	$6,114	$2,957
Less: Allowance for doubtful accounts	575	417
Trade receivables, net	5,539	2,540
Notes receivable	254	-
Total Accounts receivable	$5,793	$2,540

6. PROPERTY, PLANT AND EQUIPMENT, NET

(in thousands)	December 31, 2006	March 31, 2006
Cost:
Buildings and leasehold improvement	$16,219	$7,252
Plant and machinery	21,294	7,206
Office equipment and furnishings	2,878	988
Motor vehicles	1,055	1,212
	41,446	16,658

Less: Accumulated depreciation:
Buildings and leasehold improvement	1,593	1,265
Plant and machinery	2,570	2,306
Office equipment and furnishings	735	336
Motor vehicles	553	631
	5,451	4,538
Construction in progress	7,105	21,198
Property, plant and equipment, net	$43,100	$33,318

Depreciation expenses was $340,000 and $306,000 for the three months ended December 31, 2006 and 2005, respectively, and was $1.0 million and $ 970,000 for the nine months ended December 31, 2006 and 2005 respectively.

7. LAND USE RIGHTS

(in thousands)	December 31, 2006	March 31, 2006
Cost:	$1,708	$1,660
Less: Accumulated amortization:	142	114
Land use rights, net	$1,566	$1,546

Amortization expenses was $10,000 and $9,000 for the three months ended December 31, 2006 and 2005, respectively, and was $28,000 and $25,000 for the nine months ended December 31, 2006 and 2005 , respectively.

8. INVENTORIES

The Company's inventories at December 31, 2006 and March 31, 2006 are summarized as follows:

(in thousands)	December 31, 2006	March 31, 2006
Raw Materials	$1,920	$1,985
Work in Process	8,742	7,586
Finished Goods	3,472	2,131
Packing Materials & Other Consumables	816	87
Total	$14,950	$11,789

9. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification by name of related parties

a. Due from related parties

(in thousands)	December 31, 2006	March 31, 2006
St. Angel (Beijing Business Service)	$-	$1,761
Beijing Ludin Xueyuan Trading Co. Ltd	219	692
Beijing Ao Naier Feed Stuff LLC	381	298
Sheng Zhi Da Dairy Group Corporation	675	(268)
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	1,186	226
Beijing Kelqin Dairy Co. Ltd	3,169	1,708
Beijing Honnete Dairy Corporation Ltd	16,948	4,185
Total Due from Related Companies	$22,578	$8,602

b. Due to related parties

(in thousands)	December 31, 2006	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$-	$706
Sheng Zhi Da Dairy Group Corporation	50	2,193
Beijing Honnete Dairy Corporation Ltd	17	1,339
Beijing Kelqin Dairy Co. Ltd	278	63
Total Due to Related Companies	$345	$4,301

B. Classification of Related Party Transactions by Nature

a. Due from related parties

(in thousands)	December 31, 2006	March 31, 2006
Trade receivables	$3,388	$2,018
Prepayments for goods	1,760	4,526
Other receivables	17,430	2,058
Total	$22,578	$8,602

b. Due to related parties

(in thousands)	December 31, 2006	March 31, 2006
Trade payables	$278	$4,301
Advance from customers	17	-
Other payables	50	-
Total	$345	$4,301

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

Sales to related parties

	Three Months Ended December 31		Nine Months Ended December 31
(in thousands)	2006	2005	2006	2005
Heilongjiang Baoquanling Sheng Yuan Dairy Co.	$1,786	$1,144	$3,547	$3,094
Sheng Zhi Da Dairy Group Corporation	-	90	-	548
Beijing Kelqin Dairy Co. Ltd	2,338	-	2,766	2,111
St. Angel (Beijing Business Service)	-	410	32	1,036
Beijing Honnete Dairy Corporation Ltd	-	10,843	4,157	11,114
Beijing Ludin Xueyuan Trading Co. Ltd	24	-	52	245
Total	$4,148	$12,487	$10,554	$18,148

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

Purchases from related parties
	Three Months Ended December 31		Nine Months Ended December 31
(in thousands)	2006	2005	2006	2005
Beijing Kelqin Dairy Co. Ltd	$614	$511	$1,686	$1,558
Sheng Zhi Da Dairy Group Corporation	-	1,141	-	2,890
Heilongjiang Baoquanling Shengyuan Dairy Co.	4,066	3,480	10,840	7,221
Beijing Honnete Dairy Corporation Ltd	1,357	3,062	4,700	4,523
Beijing Ao Naier Feed Stuff LLC	-	-	46	-
Beijing Sheng Long Media Co. Ltd	-	-	-	23
Total	$6,037	$8,194	$17,272	$16,215

11. BANK LOANS

As at December 31, 2006 and March 31, 2006, the Company had short-term loans from banks in the amount of $53.1million and $36.7million bearing interest ranging from 5.58% to 6.48% per annum. Such loans are extendable for terms of no less than one year to December 2007. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $24 million and $11.56 million as of December 31, 2006 and March 31, 2006, respectively.

There are no other long term borrowings by the Company at December 31, 2006.

12. INCOME TAXES

The Company’s income before income taxes was comprised of the following for the three and nine months ended December 31, 2006 and 2005, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2006	2005	2006	2005
United States	$(182)	$(74)	$(332)	$(59)
PRC	3,388	4,061	17,877	7,412
Total	$3,206	$3,987	$17,545	$7,353

Income taxes are calculated on a separate entity basis. There currently is no tax benefit or burden recorded in the United States.

The provisions for income taxes for the three and nine months ended December 31, 2006 and 2005, respectively, are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2006	2005	2006	2005
Current	$287	$209	$1,733	$514
Deferred	-	-	-	-
Total	$287	$209	$1,733	$514

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

	For the Three Months Ended December 31,
(in thousands, except for per share amounts)	2006			2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$2,919	50,001	$0.06	$3,778	50,001	$0.08
Diluted EPS
Net income available to common stockholders plus assumed conversions	$2,919	50,001	$0.06	$3,778	50,001	$0.08

	For the Nine Months Ended December 31,
(in thousands, except for per share amounts)	2006			2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$15,812	50,001	$0.32	$6,838	48,445	$0.14
Diluted EPS
Net income available to common stockholders plus assumed conversions	$15,812	50,001	$0.32	$6,838	48,445	$0.14

14. COMMITMENTS AND CONTINGENCIES

A. CAPITAL COMMITMENTS

As of December 31, 2006, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company as of December 31, 2006 were as follows:

(in thousands)	Lease terms		Monthly payment	Mar-07	Mar-08	Mar-09
Office facilities in Beijing (SOHO903)	20-Apr-05	14-Dec-07	$7	$22	$62	-
Office facilities in Beijing (SOHO2903-2905)	15-Dec-04	14-Dec-07	11	33	92	-
Office facilities in Beijing	1-Jan-06	31-Dec-07	4	12	36	-
Total rent expenses				$67	$190	-

C. LEGAL PROCEEDINGS

None.

D. GUARANTEES
As at December 31, 2006, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $ 1.1 million in total extended to 104 farmers in the Zhangjiakou REgion. These bank loans mature on December 25, 2007. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

15. RESTATEMENT

We are filing this amendment to the Synutra International, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 to include or revise information necessary to improve the disclosures as follows:

Adjustments

•
Restricted cash, included as cash and cash equivalents in the Original Filing, represents cash deposited with the banks as guarantees for the issuance of promissory notes. Under US GAAP, restricted cash does not meet the definition of cash and cash equivalents, and separate disclosure on the face of balance sheet is required. In addition, the change in the restricted cash balance, given its use to secure promissory notes, should have been presented as an investing activity. Therefore, restricted cash of $17.8 million and $16.4 million is reclassified and is presented as an individual item on our consolidated balance sheets as of December 31, 2006 and March 31, 2006, respectively. In addition, the decrease in restricted cash of $1.4 million and $471,000 is reclassified from operating to investing activities in the consolidated statements of cash flows for nine months ended December 31, 2006 and 2005, respectively.

•
As at December 31, 2006 and March 31, 2006, the Company had provided bank loan guarantee of $1.1 million and $1.1 million in total extended to 104 farmers in the Zhangbei area. This was incorrectly presented as gross other receivable and other payable in the Original filing. The Company has revised the balance sheet to eliminate both the other receivable and other payable.

•
Land use rights, which represents a prepaid lease payment, is reclassified as an individual line item on our consolidated balance sheets as of December 31, 2006 and March 31, 2006, respectively. It has been included as part of the property, plant and equipment, net in the Original Filing.

•
In fiscal year 2007, we acquired certain fixed assets from Zheng Lan Qi County and subsequently established a new subsidiary with these assets. In conjunction with the acquisition, the local government provided an irrevocable subsidy of $4.1 million which we recognized as subsidy income for the fiscal year ended March 31, 2007. Subsequent to the Original Filing, we determined that the $4.1 million should be deferred and netted against the depreciation expenses of the assets acquired, as this method effectively matches the related depreciation of the cost of assets with the corresponding grant income. The effect of this adjustment is a decrease in subsidy income by $1.3 million and $4.1 million for the three and nine months ended December 31, 2006, respectively. We did not recognize any of the subsidies during the three and nine months ended December 31, 2006 as the asset had not yet been placed in service.

•
Certain short term notes payable balances, in the amount of $19.7 million and $18.5 million, is reclassified to short-term loan as of December 31 and March 31, 2006, respectively, as the ultimate lender of the note is an accredited financial institution.

•
The cash consideration given to our retailers, who purchased our products directly from our distributors, is reclassified as a reduction of sales. It was recorded as advertising and promotion expenses in the Original Filing. The effects of this adjustment are a decrease in sales and an increase in advertising and promotion expenses of $336,000 and $862,000 for the three and nine months ended December 31, 2006, respectively.

•
The amount of free products provided to our customers is reclassified as cost of sales for the three and nine months ended December 31, 2006 and 2005. It had been recorded as advertising and promotion expense in the Original Filing. The effects of this adjustment are an increase in cost of sales and a decrease in advertising and promotion expense of $462,000 and $970,000 for the three and nine months ended December 31, 2006, respectively.

Reclassifications

Based on the above adjustments, we also made reclassifications on our consolidated financial statements as follows for the current period and the prior period presentation has been conformed:

•
Accounts receivable and notes receivable have been combined as account receivable. They used to be reported separately. The combined amounts of Accounts receivable were $5.8 million and $2.5 million as of December 31 and March 31, 2006, respectively.

•
Construction in progress has been included under property, plant and equipment, net. It used to be reported separately. The amounts of construction in progress were $7.1 million and $21.2 million as of December 31 and March 31, 2006, respectively.

•
Accounts payable and notes payable have been combined as accounts payable. They used to be reported separately. The combined amounts of accounts payable were $13.1million and $13.1 million as of December 31 and March 31, 2006, respectively.

•
Accrued expense, other Payable and other Accrued liabilities have been combined as other current liabilities. They used to be reported separately. The combined amounts of other current liabilities were $8.6 million and $5.1 million as of December 31 and March 31, 2006, respectively.

•
Retained earnings and reserves have been combined as retained earnings. They used to be reported separately. The combined amounts of retained earnings and reserves were $27.5 million and $11.7 million as of December 31 and March 31, 2006, respectively.

•
Government grants other than those related to assets, which used to be reported as a separate line item, have been reported as other income, net. The effect of the reclassification is an increase of $136,000 and $468,000 on other income, net for the three and nine months ended December 31, 2006, respectively. For the three and nine months ended December 31, 2005, other income increased by $66,000 and $713,000, respectively. These subsidies are not related to fixed asset government explained above.

The consolidated balance sheets, as of December 31 and March 31, 2006, have been adjusted as follows:

	December 31, 2006			March 31, 2006
	(As	Adjustments &	(As	(As	Adjustments &	(As
(In thousands)	Reported)	Reclassifications	Restated)	Reported)	Reclassifications	Restated)
Current Assets:
Cash and cash equivalents	$24,492	$(17,826)	$6,666	$22,134	$(16,457)	$5,677
Restricted cash	-	17,826	17,826	-	16,457	16,457
Short-term investment	-	-	-	43	(43)	-
Notes receivable	254	(254)	-	-	-	-
Accounts receivable	5,539	254	5,793	2,540	-	2,540
Other receivable, net	4,192	(1,112)	3,080	2,230	-	2,230
Deferred expenses and other current assets	15		15	126	13	139
Total current assets	$75,954	$(1,112)	$74,842	$47,818	$(30)	$47,788

Property, plant and equipment, net	37,623	5,477	43,100	13,728	19,590	33,318
Construction in progress	7,105	(7,105)	-	21,198	(21,198)	-
Land use rights, net	-	1,566	1,566	-	1,546	1,546
Other Assets	217	62	279	265	92	357

TOTAL ASSETS	$120,899	$(1,112)	$119,787	$83,009	$-	$83,009

Current Liabilities:
Bank loans	33,364	19,722	53,086	13,134	23,546	36,680
Notes payable	20,234	(20,234)	-	19,113	(19,113)	-
Accounts payable	12,622	512	13,134	12,580	499	13,079
Other payables	6,141	(1,112)	5,029	4,570	-	4,570
Total current liabilities	$78,560	$(1,112)	$77,448	$57,126	$4,932	$62,058
Long term debts	-	-	-	4,932	(4,932)	-
Deferred income	-	4,098	4,098	-	-	-
Total liabilities	$78,560	$2,986	$81,546	$62,058	$-	$62,058
Shareholders' equity:
Retained earnings	31,506	(4,030)	27,476	11,664	-	11,664
Accumulated other comprehensive income	2,601	(67)	2,534	$1,056	$-	$1,056
Total shareholders' equity	$42,338	$(4,097)	$38,241	$20,951	$-	20,951
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,898	$(1,111)	$119,787	$83,009	$-	$83,009

 Consolidated Statements of Income for the three and nine months ended December 31,2006 and 2005, have been adjusted as follows:

	Three Months Ended			Nine Months Ended
(In thousands, except for per share amounts)	December 31, 2006			December 31, 2006
	(As	Adjustments &	(As	(As	Adjustments &	(As
	Reported)	Reclassifications	Restated)	Reported)	Reclassifications	Restated)

Net sales	$56,650	$(336)	$56,314	$151,901	$(862)	$151,039
Cost of sales	27,721	462	28,183	77,069	970	78,039
Gross profit	28,928	(798)	28,131	74,832	(1,832)	73,000

Advertising and promotion expenses	13,217	(798)	12,419	31,786	(1,833)	29,953
General and administrative expenses	1,965	71	2,036	4,282	158	4,440
Total operating expense	25,275	(727)	24,548	56,397	(1,674)	54,723

Income from operations	$3,653	$(71)	$3,583	$18,434	$(157)	$18,277

Subsidy income	1,409	(1,409)	-	4,498	(4,498)	-
Interest expense	(704)	156	(548)	(1,591)	272	(1,319)
Other income, net	12	50	62	2	354	356
Income before provision for income tax	$4,479	$(1,273)	$3,206	$21,575	$(4,030)	$17,545
Net income attributable to shareholders	$4,192	$(1,273)	$2,919	$19,842	$(4,030)	$15,812
Other comprehensive income	893	(44)	849	1,546	(68)	1,478
Comprehensive income	$5,085	$(1,317)	$3,768	$21,388	$(4,098)	$17,290

Earning per share—basic and diluted	$0.08	$(0.02)	$0.06	$0.40	$(0.08)	$0.32
Weighted average common share outstanding-basic and diluted	50,001	-	50,001	50,001	-	50,001

	Three Months Ended			Nine Months Ended
	December 31, 2005			December 31, 2005
	(As	Adjustments &	(As	(As	Adjustments &	(As
	Reported)	Reclassifications	Restated)	Reported)	Reclassifications	Restated)
(In thousands)
General and administrative expenses	1,282	-	1,282	4,206	96	4,302
Income of operations	4,344	-	4,344	8,295	(96)	8,199
Subsidy income	66	(66)	-	713	(713)	-
Interest expenses	(299)	-	(299)	(1,587)	97	(1,490)
Other income, net	(126)	66	(60)	(175)	713	538

Consolidated Statements of Cash Flow for the nine months ended December 31, 2006 and 2005, have been adjusted as follows:

	Nine Months Ended
	December 31, 2006
	(As	Adjustments &	(As
	Reported)	Reclassifications	Restated)
(In thousands)
Cash flow from operating activities:
Net income	$19,842	$(4,030)	$15,812
Changes in operating assets and liabilities:
Other receivable, net	(1,962)	1,112	(850)
Notes payable	1,121	(1,121)	-
Accounts payable	26	13	39
Other payables and accrued liabilities	4,613	(1,112)	3,501
Deferred revenue	-	4,098	4,098
Net cash provided by operating activities	$(3,672)	$(1,039)	$(4,711)

Cash flow from investing activities:
Restricted cash	-	(1,369)	(1,369)
Net cash provided by (used in)investing activities	$(10,814)	$(1,370)	$(12,184)

Cash flow from financing activities:
Borrowing of bank loans	15,299	40,653	55,952
Repayment of bank loans	-	(39,546)	(39,546)
Net cash provided by financing activities	$15,299	$1,107	16,406

Net change in increase in cash and cash equivalents	812	(1,301)	(489)
Effect of exchange rate changes on cash and cash equivalents	1,546	(68)	1,478
Cash and cash equivalents, beginning of period	22,134	(16,457)	5,677
Cash and cash equivalents, end of period	$24,493	$(17,827)	$6,666

	Nine Months Ended
	December 31, 2005
	(As	Adjustments &	(As
	Reported)	Reclassifications	Restated)
(in thousands)
Cash flow from operating activities:
Changes in operating assets and liabilities:
Notes payable	$(2,026)	$1,381	$(645)
Net cash provided by operating activities	9,047	1,381	10,428
Cash flow from investing activities:
Change of Restricted cash	-	(471)	(471)
Net cash provided by (used in)investing activities	(6,805)	(471)	(7,276)

Cash flow from financing activities:
Borrowing of bank loans	166	45,857	46,023
Repayment of bank loans	-	(47,238)	(47,238)
Net cash provided by financing activities	584	(1,381)	(797)

Net change in increase in cash and cash equivalents	2,825	(470)	2,355
Effect of exchange rate changes on cash and cash equivalents	817	-	817
Cash and cash equivalents, beginning of period	16,085	(10,273)	5,812
Cash and cash equivalents, end of period	$19,728	$(10, 744)	$8,984

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

On December 8, 2006, the Company’s subsidiary, Qingdao ST George Dairy Co., Ltd., entered into an agreement with the owners of Cangshan Tian Fa Bio-chemical Co., Ltd. (“Tian Fa”), a chondroitin sulfates supplier of the Company, to acquire a 51% equity stake in Tian Fa from its owners for a consideration of $ 196,000. The consideration was not paid and the transaction was terminated with mutual consent on December 18, 2006, due to differences on business directions. Qingdao ST George Dairy Co., Ltd. ceased to be a shareholder of Tian Fa on the same date.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Sales

Sales for the three months ended December 31, 2006 increased by $12.5 million or28.6% to $56.3 million from $43.8 million for the three months ended December 31, 2005.

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

a.
The tons sold of traditional main products increased to7,400 tons in the three months ended December 31, 2006 from 5,200 tons in the three months ended December 31, 2005, resulting in an increase of $11.4 million in gross sales

b.
Higher average selling price also contributed to the increase in sales. For the three months ended December 31, 2006, the average selling price of the Company’s traditional main products increased from $5,200 to $5,900 per ton, resulting in an increase of $4.7 million in gross sales.

c.
New product launches contributed $4.8 million to gross sales for the three months ended December 31, 2006, reflecting a net increase of $1.9 million in new product contributions over the amount of $2.9 million for the same three months the year before.

d.
Revenue generated from ancillary products and services included sales of dairy and other ingredients and packaging materials to industry customers, and toll drying, packaging and blending services which amounted to $8.4 million and $13.9 million for the three months ended December 31 of 2006 and 2005 respectively. The decrease of $5.5 million partially offset the sales growth as discussed above.

The decrease in revenue from ancillary product and services for the three months ended December 31, 2006 was a result of tight market supply of dairy ingredients and reduction in our excess production capacities available for other industry customers.

For the three months ended December 31, 2006, the Company generated approximately 98.7% of its traditional main products sales revenue of $43.1 million through its wholesale distributor networks and about 1.3% through supermarket retailers. Of the traditional main products sales revenue of $27.0million generated for the three months period ended December 31, 2005, about 98.8% was from distributors and about 1.2% from supermarket retailers.

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

Cost of Sales

Cost of sales for the three months ended December 31, 2006 increased by $253,000 to$28.2 million from $27.9 million for the three months ended December 31, 2005.

The cost of traditional main products for the three months ended December 31, 2006 increased to $15.5 million from $11.2 million for the three months ended December 31, 2005. The increase of $4.3 million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases. Among the $4.3 million increase related to the traditional main products, the increase of 2,200 tons sold of the traditional main products resulted in a $4.7 million cost increase. The average cost per unit decreased by $63 per metric ton, resulting in a $461,000 cost decrease for the three months ended December 31, 2006.

The launch of new products accounted for an increase of $2.1 million in the total cost of sales for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

The total cost of sales also included costs associated with processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services which decreased $6.1 million to $7.9 million for the three months ended December 31, 2006 from $14.1 million in the same period prior year. This cost decrease was in proportion to the level of business activities in these areas. Due to the fact that such non-core business activities are carried out only at times when excess capacities are available, their output and related costs tend to fluctuate since related sales and service contracts are often made on an ad hoc basis.

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

Gross profit was $28.1 million or 50.0% of sales for the three months ended December 31, 2006, compared to $15.9 million or36.2% of sales for the three months ended December 31, 2005, an increase of $12.3 million or77.2%.

The sales of traditional main products contributed $27.6 million of gross profit for the three months ended December 31, 2006, compared to $15.8 million of gross profit for the three months ended December 31, 2005. New product launches accounted for $64,000 in gross profit for the three months ended December 31, 2006, as compared to $227,000 for the same three months period the year before. Other non-core products and services accounted for $469,000 in gross profit for the three months ended December 31, 2006, as compared to a loss of $143,000 for the three months ended December 31, 2005.

Selling and Distribution Expenses

Selling and distribution expenses increased by $4.7 million or 85.5% to $10.1 million for the three months ended December 31, 2006, as compared to $5.4 million for the three months ended December 31, 2005. The increase was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.   The total compensation to the sales force increased by $1.3 million from $1.1 million in the three months ended December 31, 2005 to $2.5 million in the three months ended December 31, 2006. The increase was due to the hiring of additional sales personnel in response to expanding business and greater market penetration. In the meantime shipping and handling expenses increased by $840,000 from $462,000 in the three months ended December 31, 2005 to $1.3 million in the three months ended December 31, 2006, proportionate to the increase in sales; and travel expenses increased by $152,000 from $383,000 in the three months ended December 31, 2005 to $536,000 in the three months ended December 31, 2006. The Company continued to expand its sales promotion efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for much of the increases in expenses.

Advertising and Sales Promotion Expenses

Advertising and sales promotion increased by $7.6 million or158.2% to $12.4 million for the three months ended December 31, 2006, as compared to $4.8 million for the three months ended December 31, 2005 as a result of increased advertising and promotional activities. The major components of advertising and sales promotion expenses are placement of advertisements with major media outlets and points of sale and community promotional activities.

(in thousands)	Three Months Ended December 31,
	2006	2005	change in $	change in %
Advertising	$2,965	$1,039	$1,926	185.4%
Sales promotion	9,454	3,770	5,684	150.8%
Totals	$12,419	$4,809	$7,610	158.2%

General and Administrative Expenses

General and administrative expenses increased by $754,000 or 58.8% to $2.0 million for the three months ended December 31, 2006, as compared to $1.3 million for the three months ended December 31, 2005. Most of the increases were for staff salaries, management expenses, and legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating a public company.

Income from Operations

Based on the sales increase of $12.5million or 28.6% and the cost of sales increase of $253,000 for the three months ended December 31, 2006, gross profit increased by $12.3 million or 77.2% compared to the three months ended December 31, 2005. In the meantime, operational expenses also increased by approximately $13.0 million from $11.5 million for the three months ended December 31, 2005 to $24.5 million for the respective period ended December 31, 2006. As a result, income from operations was $3.6 million for the three months ended December 31, 2006, as compared to $4.3 million for the three months ended December 31, 2005.

Interest expense

Interest expense increased by $249,000 to $548,000 for the three months ended December 31, 2006, as compared to $299,000 for the three months ended December 31, 2005, due to the increasing borrowing activities took place in the fiscal quarter.

Other Income (Expenses), Net

Other income, net was $62,000 for the three months ended December 31, 2006, and other expense, net was $60,000 for the three months ended December 31, 2005. The Company incurred these net income or expenses mainly as a result of Subsidy income from local governments increased by $70,000to $136,000 for the three months ended December 31, 2006 as compared to $66,000 for the three months ended December 31, 2005.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $287,000 and $209,000 for the three months ended December 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the fiscal year 2007 for some of the operating subsidiaries.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the three months ended December 31, 2006 decreased by $858,000 or 22.7% to $2.9million from $3.8million for the three months ended December 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.06 for three months ended December 31, 2006 and $0.08 for three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Sales

Sales for the nine months ended December 31, 2006 increased by $55.9 million or 58.8% to $151.0 million from $95.1 million for the nine months ended December 31, 2005.

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

a.
The tons sold of traditional main products increased to 20,000 tons in the nine months ended December 31, 2006 from 13,000 tons in the nine months ended December 31, 2005, resulting in an increase of $33.0million in gross sales

b.
Higher average selling price also contributed to the increase in sales. For the nine months ended December 31, 2006, the average selling price of the Company’s traditional main products increased from $5,000 to $5,800 per ton, resulting in an increase of $15.4million in gross sales.

c.
New product launches contributed $17.4million to gross sales for the nine months ended December 31, 2006, reflecting a net increase of $12.2million in new product contributions over the amount of $5.2million for same nine months the year before.

d.
Revenue generated from ancillary products and services included sales of dairy and other ingredients and packaging materials to industry customers, and toll drying, packaging and blending services which amounted to $17.9million and $22.6million for the nine months ended December 31 of 2006 and 2005 respectively. The decrease of $4.7million partially offset the sales growth as discussed above.

The decrease in revenue from ancillary product and services for the nine months ended December 31, 2006 was a result of tight market supply of dairy ingredients and reduction in our excess production capacities available for other industry customers.

For the nine months ended December 31, 2006, the Company generated approximately 98.9% of its traditional main products sales revenue of $115.8 million through its wholesale distributor networks and about 1.1% through the supermarket retailers. Of the traditional main products sales revenue of $67.3 million generated for the nine months ended December 31, 2005, about 98.6% was from distributors and about 1.4% from supermarket retailers.

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

Cost of Sales

Cost of sales for the nine months ended December 31, 2006 increased to $78.0 million from $55.2 million for the nine months ended December 31, 2005.

The cost of traditional main products for the nine months ended December 31, 2006 increased to $44.9 million from $28.8 million for the nine months ended December 31, 2005. The increase of $16.1million was a result of increases in purchases of raw materials and other ingredients, as well as increases in processing expenses, all in proportion to the production volume increases. Among the increase of $16.1 million related to traditional main products, the increase of 6,500 tons sold of the traditional main products resulted in $14.1 million increase of cost. The average cost per unit increased by $99per metric ton, resulting in $2.0million cost increase for the nine months ended December 31, 2006.

The launch of new products accounted for an increase of $11.0 million in the total cost of sales for the nine months ended December 31, 2006 compared to the respective prior year.

The total cost of sales also included costs associated with processing and packaging of nutritional supplement ingredients, anhydrous milk-fat, non-fat dry milk, and toll packaging and blending services which decreased $4.2 million to $17.7 million for the nine months ended December 31, 2006 from $21.9 million in the same period prior year. This cost decrease was in proportion to the level of business activities in these areas. Due to the fact that such non-core business activities are carried out only at times when excess capacities are available, their output and related costs tend to fluctuate since related sales and service contracts are often made on an ad hoc basis.

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

Gross profit was $73.0 million or 48.3% of sales for the nine months ended December 31, 2006, compared to $39.9million or 42.0% of sales for the nine months ended December 31, 2005. It was an increase of $33.1million or 82.8%.

The sales of traditional main products contributed $70.8 million or 97.0% of gross profit for the nine months ended December 31, 2006 compared to $38.5 million or 96.4% of gross profit for the nine months ended December 31, 2005. New product launches accounted for $1.9 million in gross profit for the nine months ended December 31, 2006, as compared to $700,000 for the same nine months period the year before. Other non-core products and services accounted for $216,000 in gross profit for the nine months ended December 31, 2006, as compared to $721,000 for the nine months ended December 31, 2005.

Selling and Distribution Expenses

Selling and distribution expenses increased by $9.2 million or 82.1% to $20.3 million for the nine months ended December 31, 2006, as compared to $11.2 million for the nine months ended December 31, 2005. The increase in selling and distribution expenses in the nine months ended December 31 2006 as compared to 2005 was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages. The total compensation to the sales force increased by $3.4 million from $2.8 million in the nine months ended December 31, 2005 to $6.2 million in the nine months ended December 31, 2006. The increase was due to the hiring of additional sales personnel in response to expanding business and greater market penetration. In the meantime shipping and handling expenses increased by $1.3 million from $1.6 million in the nine months ended December 31, 2005 to $2.9 million in the nine months ended December 31, 2006, proportionate to the increase in sales; and travel expenses increased by $463,000 from $1 million in the nine months ended December 31, 2005 to $1.5 million in the nine months ended December 31, 2006. The Company continued to expand its sales promotion efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for much of the increases in expenses.

Advertising and Sales Promotion Expenses

Advertising and sales promotion increased by $13.7 million or84.1% to $30.0 million for the nine months ended December 31, 2006, as compared to $16.3 million for the nine months ended December 31, 2005 as a result of increased advertising and promotional activities. The major components of advertising and sales promotion expenses are placement of advertisements with major media outlets and points of sale and community promotional activities.

	Nine Months Ended December 31
(in thousands)	2006	2005	change in $	change in %
Advertising	$6,045	$4,427	$1,618	36.5%
Sales promotion	23,908	11,838	12,070	101.9%
Totals	$29,953	$16,265	$13,688	84.1%

General and Administrative Expenses

General and administrative expenses increased by $137,000 to $4.4 million for the nine months ended December 31, 2006, as compared to $4.3 million for the nine months ended December 31, 2005. The small increase in general and administrative expenses was due to the consolation of certain business functions and development of shared services.

Income from Operations

Based on the sales increase of $55.9 million or 58.8% and the cost of sales increase of $22.8 million or 41.4% for the nine months ended December 31, 2006, gross profit increase by almost $33.1 million or 82.8% compared to the nine months ended December 31, 2005. In the meantime, operational expenses also increased by approximately $23.0 million from $31.7 million for the nine months ended December 31, 2006 to $54.7 million for the respective prior year period. As a result, income from operations was $18.3 million for the nine months ended December 31, 2006, as compared to $8.2 million for the nine months ended December 31, 2005.

Interest expense

Interest expense decreased by $170,000 to $1.3 million for the nine months ended December 31, 2006, as compared to $1.5 million for the nine months ended December 31, 2005.

Other Income/(Expenses), Net

Other income, net was $356,000 for the nine months ended December 31, 2006, and other income, net was $538,000 for the nine months ended December 31, 2005. The Company incurred these net income or expenses mainly as a result of Subsidy income from local governments decreased by $555,000 to $158,000 for the nine months ended December 31, 2006 as compared to $713,000 for the nine months ended December 31, 2005.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.7 million and $514,000 for the nine months ended December 31, 2006 and 2005, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the fiscal year 2007 for some of the operating subsidiaries.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the nine months ended December 31, 2006 increased by $9.0 million or 131.1% to $15.8 million from $6.8 million for the nine months ended December 31, 2005 due to the factors discussed above.

Earnings Per Share

Basic and diluted Earnings Per Share were $0.32 for nine months ended December 31, 2006 and $0.14 for nine months ended December 31, 2005.

CHANGE IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $989,000 to $6.7 million at December 31, 2006, as compared to $5.7 million at March 31, 2006. The increase was mainly attributable to new bank loans of $16.4 million, offset by cash used in operating activities of $4.7 million and cash spent in construction projects on plant and acquisition of fixed assets which amounted to $10.9 million. The remaining increase of $1.5 million was the effect of exchange rate changes on cash items.

The Company used $4.9 million of cash for the nine months ended December 31, 2006. Trade receivables decreased by $3.1 million and advances to suppliers decreased by $3.6 million. Expanded scale of operations from the increase in sales revenues in the nine months ended December 31, 2006 resulted in additional demand on working capital. Therefore, we experienced increased account receivables and inventories to support our increased sales revenues and production activities.

Cash flows used in investing activities amounted to $12.2 million. During the nine months, we used $9million for the construction of a new factory plant and facilities. The facilities are expected to be completed by the end of 2007. We also spent around $2.0 million for new machinery and equipment.

Working Deficit

Working deficit improved by $11.7 million to $2.6 million at December 31, 2006, from $14.3 million at March 31, 2006. The improvement in working deficit reflects an increase in the ratio of current assets over current liabilities to 96.6% from 77.0% over the periods in discussion.

During the fiscal year ending March 31, 2007, we intend to continue to work to expand our product lines and product mix, as well as our product distribution throughout China. We believe our existing cash, cash from operations and credit facilities at December 31, 2006 are adequate to fund our operations for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Same as disclosed in footnote 14 to the Condensed Financial Statements, we do not have any special purpose entities or off-balance sheet financing arrangements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As previously noted, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and will implement additional closing procedures during the remainder of fiscal 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements as and for the fiscal quarter ended December 31, 2006 in this Form 10-Q, fairly present in all material respects the financial condition and results of operations of the Company in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, management does not believe that there have not been any other changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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