Form 10-Q
period 2007-09-30
Synutra International, Inc.
filed 2007-11-14
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐      No ☒

As of November 12, 2007, there were 54,000,713 shares of Common Stock, par value $0.0001 per share, issued and outstanding

SYNUTRA INTERNATIONAL, INC.

FORM 10-Q
For the Quarter Ended September 30, 2007

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earning per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)

Net sales	$86,202	$45,617	$153,694	$94,724
Cost of sales	39,576	22,208	70,006	49,855
Gross profit	46,626	23,409	83,688	44,869

Selling & distribution expense	8,316	5,194	15,890	10,236
Advertising and promotion expenses	22,006	11,060	40,454	17,534
General & administrative expenses	3,667	1,372	6,547	2,404
Total operating expense	33,989	17,626	62,891	30,174
Income from operations	12,637	5,783	20,797	14,695

Interest expense	2,594	427	4,768	772
Interest income	(848)	(60)	(1,200)	(121)
Other income, net	(223)	(156)	42	(294)
Income before provision for income tax	11,114	5,572	17,187	14,338
Provision for income tax	1,334	651	2,063	1,446
Net income before minority interests	9,780	4,921	15,124	12,892

Minority interests	8	-	12	-
Net income attributable to shareholders	$9,772	$4,921	$15,112	$12,892
Other comprehensive income	(1,500)	(591)	(2,598)	(629)
Comprehensive income	11,272	5,512	17,710	13,521

Earning per share—basic	$0.18	$0.10	$0.29	$0.26
Earning per share-diluted	$0.18	$0.10	$0.29	$0.26
Weighted average common share outstanding-basic	54,001	50,001	52,339	50,001
Weighted average common share outstanding-diluted	54,132	50,001	52,465	50,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)
(Unaudited)

	September 30, 2007	March 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$98,195	$20,836
Restricted cash	5,984	12,930
Accounts receivable, net of allowance for doubtful accounts of $224 and $241, respectively	8,233	6,760
Inventories	33,074	16,406
Due from related parties	12,549	11,742
Deferred tax assets-current	262	432
Prepaid expenses and other current assets	5,903	3,477
Total current assets	164,200	72,583

Property, plant and equipment, net	70,142	51,472
Land use rights, net	3,104	3,024
Deferred tax assets-non-current	720	—
Other assets	1,204	192

TOTAL ASSETS	$239,370	$127,271

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loans	$58,038	$53,104
Accounts payable	31,417	12,085
Due to related parties	2,818	2,935
Advances from customers	3,739	4,263
Tax payables	1,921	1,329
Other current liabilities	6,019	6,716
Current portion of long term debts	1,797	—
Total current liabilities	105,749	80,432
Deferred income	4,261	4,138
Other long term liabilities	456	—
Total liabilities	110,466	84,570
Minority interest	375	—
Shareholders' equity:
Common Stock, $.0001 par value: 250,000 authorized; 54,001 and 50,001 issued and outstanding at September 30, 2007 and March 31,2007, respectively	5	5
Additional paid-in capital	76,669	8,226
Retained earnings	46,325	31,538
Accumulated other comprehensive income	5,530	2,932
Total shareholders' equity	128,529	42,701

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$239,370	$127,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended September 30
	2007	2006

Cash flow from operating activities:
Net income	$15,112	$12,892
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on bank loans	2,325	—
Depreciation and amortization	2,014	804
Bad debt expense	(3)	(45)
Gained on short term investment	—	(6)
Loss on disposal of property, plant and equipment	128	—
Deferred income tax	(129)	—
Minority interest	12	—
Changes in operating assets and liabilities:
Accounts receivable	(1,813)	(5,907)
Inventories	(14,012)	(1,051)
Due from related parties	(454)	1,834
Prepaid expenses and other current assets	(1,067)	(4,038)
Accounts payable	17,330	(4,034)
Due to related parties	(1,692)	(1,522)
Advances from customers	(494)	1,052
Tax payables	155	679
Other liabilities	(3,441)	4,274
Net cash provided by operating activities	13,971	4,932

Cash flow from investing activities:
Acquisition of property, plant and equipment	(13,925)	(5,563)
Disposal of investment in a subsidiary	(1,046)	—
Purchases of intangible assets	(49)	(24)
Change in restricted cash	7,204	(3,184)
Advance to related companies	(3,324)	—
Advance repaid by related companies	3,324	—
Acquisition of a subsidiary	190	—
Net cash (used in) provided by investing activities	(7,626)	(8,771)
Cash flow from financing activities :
Proceeds from bank loans	61,656	40,366
Repayment of bank loans	(57,898)	(27,005)
Proceeds from issuance of common stock, net of issuance costs of $145	65,857	—
Net cash provided by financing activities	69,615	13,361

Effect of exchange rate changes on cash and cash equivalents	1,399	629
Net change in cash and cash equivalents	$75,960	$9,522
Cash and cash equivalents, beginning of period	20,836	5,677
Cash and cash equivalents, end of period	$98,195	$15,828
Supplementary cash flows disclosure
Interest paid	$2,375	$772
Income taxes paid	$1,538	$1,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS

Synutra International, Inc. (“Synutra” or “the Company”), through its subsidiary companies in the People’s Republic of China (“PRC” or “China”), is principally engaged in the production, distribution, and sales of dairy based pediatric and adult nutrition products. The Company’s extensive sales network covers 24 provinces, 264 cities, and more than 1,320 counties throughout China. The Company’s fiscal year end is March 31.

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

3. BUSINESS COMBINATION

In May 2007, the Company acquired the 80% equity interest, held by Mr. Liang Zhang, our Chief Executive Officer, in Baoquanling Shengyuan Diary Co., Ltd. (BQL) for $1.41 million, which was settled in November 2007. This acquisition has been reflected as a transfer of assets between entities under common control with the $1.41 million purchase consideration recorded as a dividend to Mr. Liang Zhang. The acquisition resulted in a change in reporting entity in accordance with SFAS 154, “Accounting Changes and Error Corrections.” However, the Company has elected not to recast prior period financial statements and financial information for comparative purposes as BQL was not determined to be material.

Immediately after the acquisition, the Company made a capital injection of $4.74 million into BQL. These proceeds are for the purpose of erecting a new dairy processing facility to produce infant formula products. Upon completion, BQL will have total production capacity of 18,000 tons per year of infant and pediatric nutritional products. The production technology upgrade and capacity augmentation are integral parts of the company’s long-term technological development strategy to move from the current industry practice of spray-drying technologies to dry-blending technologies in China. The minority interest holder in BQL (holding a 20% equity interest), Junchuan Ranch of Heilongjiang Province (“Junchuan Ranch”), elected not to participate in the additional capital raise. As a result of issuing additional shares to the Company, the Company’s ownership interest in BQL was increased to 94.62%. This transaction was not deemed to be an acquisition of minority interests as Junchuan Ranch did not participate in the capital transaction.

4. INVENTORIES

The Company's inventories at September 30, 2007 and March 31, 2007 are summarized as follows:

	September 30, 2007	March 31, 2007
(In thousands )
Raw materials	$4,663	$4,522
Work-in-progress	22,909	7,714
Finished goods	3,846	3,217
Packing materials and other consumables	1,656	953
Total Inventories	$33,074	$16,406

5. DUE FROM/(TO) RELATED PARTIES

A. Classification of related party balances by name

a. Due from related parties

	September 30, 2007	March 31, 2007
(In thousands)
Beijing Honnete Dairy Corporation Ltd	$10,547	$7,207
Beijing Kelqin Dairy Co. Ltd	1,545	3,015
Beijing Luding Xueyuan Trading Co. Ltd	420	80
St.Angel BeiJing Business Service	37	-
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	-	978
Beijing Ao Naier Feed Stuff LLC	-	462
Total Due from Related Companies	$12,549	$11,742

b. Due to related parties

	September 30, 2007	March 31, 2007
(In thousands )
Sheng Zhi Da Dairy Group Corporation	$2,816	$1,338
St. Angel (Beijing Business Service)	2	5
Beijing Kelqin Dairy Co. Ltd	-	863
Beijing Luding Xueyuan Trading Co. Ltd	-	1
Heilongjiang Baoquanling Sheng Yuan Dairy Co.,Ltd	-	728
Total Due to Related Companies	$2,818	$2,935

Above-mentioned entities are considered related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder.

B. Classification of related party balances by nature

a. Due from related parties

	September 30, 2007	March 31, 2007
(In thousands)
Trade receivables	$1,965	$4,535
Advance to suppliers	10,552	7,207
Other advance	32	—
Total	$12,549	$11,742

Advance to suppliers relates to an agreement between the Company and Beijing Honnette Dairy Corporation Limited for a guaranteed whey protein supply of 3,000 tons within the period of six months from July 1 to December 31, 2007.

b. Due to related parties

	September 30, 2007	March 31, 2007
(In thousands)
Trade payables	$-	$1,685
Other payables	2,818	1,250
Total	$2,818	$2,935

Of the above-mentioned other payable, an amount of $1.4 million relates the consideration to be paid to Sheng Zhi Da Dairy Group Corporation for the acquisition of BQL.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2007	March 31, 2007
(In thousands)
Cost:
Buildings and leasehold improvements	$24,360	$16,638
Plant and machinery	33,214	23,284
Office equipment and furnishings	2,855	1,984
Motor vehicles	1,227	1,040
	61,656	42,946
Less: Accumulated depreciation:
Buildings and leasehold improvement	2,238	1,798
Plant and machinery	4,860	3,450
Office equipment and furnishings	653	472
Motor vehicles	572	590
Total of accumulated depreciation	8,323	6,310
Construction in progress	16,809	14,836
Property, plant and equipment, net	$70,142	$51,472

7. LAND USE RIGHTS

	September 30, 2007	March 31, 2007
(In thousands)
Cost:	$3,285	$3,177
Less: Accumulated amortization:	181	153
Land use right, net	$3,104	$3,024

The Company recorded amortization expense of $7,000 and $10,000 for the three months ended September 30, 2007 and 2006, and $26,000 and $19,000 for the six months ended September 30,2007 and 2006, respectively.

8. BANK LOANS AND WARRANTS

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

In addition, pursuant to a USD facility side letter agreement dated April 19, 2007 between the Company and ABN, the Company is obligated to issue warrants to purchase up to 400,000 shares of the common stock. Upon Closing, 200,000 warrants were issued at $8.84 per share. The remaining 200,000 shares will be issued on the earlier of (i) the completion of a private placement of debt or a loan to the Company in amount sufficient to repay the loans, or (ii) on October 19, 2007.

The 200,000 warrants issued upon consummation of the loan agreement are exercisable. All of the warrants may be exercised up to the third anniversary of the completion of a “Qualified Public Offering”, as defined in the warrant agreement.

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

The above loan agreement was attached with financial covenants that do not permit (1) the Company’s consolidated interest coverage ratio as of the end of any fiscal quarter to be lower than 4.00; (2) the Company’s consolidated leverage ratio as of the end of any fiscal quarter to be higher than 4.25. The Company has performed an analysis of the above ratios and confirmed that these financial covenants have been satisfied as of September 30, 2007.

In addition to the above loan agreement with ABN, as at September 30, 2007 and March 31, 2007, the Company had short-term loans from banks in the amount of $23.3 million and $53.1 million, respectively, bearing interest ranging from 6.12% to 7.82% per annum. Such loans are extendable for terms of no less than one year to September 2008. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $6.0 million and $32.7 million as of September 30, 2007 and March 31, 2007, respectively.

As at September 30, 2007, BQL had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $1.8 million bearing interest at 3.24% per annum. The loan, maturing on August 16, 2008, is secured by the pledge of certain fixed assets held by BQL and by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

9. INCOME TAXES

The Company’s income before income taxes was comprised of the following for the three and six months ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)

United States	$(1,036)	$(176)	$(2,503)	$(150)
PRC	12,150	5,748	19,690	14,488
Total Income Before Tax	$11,114	$5,572	$17,187	$14,338

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

The Company adopted the provisions of FIN 48 effective April 1, 2007, with the adoption of FIN 48 liabilities of approximately USD 375,473 and interest and/or penalties associated to the uncertain tax positions of USD 31,515. Based on its FIN 48 analysis documentation, the Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions. As of September 30, 2007, the Company has recorded FIN 48 liabilities of approximately USD 397,854 for its PRC subsidiaries. It also recognized interest and/or penalties associated to the uncertain tax positions of USD 58,516 in the FIN 48 tax provision.

The years 2001 to 2007 remain subject to examination by the PRC tax authorities.

The Company has concluded that there are no material uncertain tax positions for the U.S. subsidiary. The years 2003 to 2007 remain subject to examination by the United States tax authorities.

Undistributed earnings of the Company’s PRC subsidiaries of approximately US$ 51.1 million at September 30, 2007, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in the PRC.

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated a new tax law, which will take effect beginning January 1, 2008. The Company’s PRC subsidiaries will then measure and pay enterprise income tax pursuant to the New Tax Law. Under the new tax law, foreign investment enterprise and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations.

Income taxes are calculated on a separate entity basis. The provisions for income taxes for the three and six months ended September 30, 2007 and 2006, respectively, are summarized as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)

Current-PRC	$1,202	$651	$2,192	$1,446
Deferred tax benefit-PRC	135	-	373	-
Deferred tax benefit-US	(3)	-	(502)	-
Total	$1,334	$651	$2,063	$1,446

10. COMMON STOCK

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

11. COMPREHENSIVE INCOME

Comprehensive income includes charges and credits to equity from nonowner sources and comprises two subsets: net earnings and other comprehensive income. Total comprehensive income comprises the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)

Net income	$9,772	$4,921	$15,112	$12,892
Other comprehensive income	1,500	591	2,598	629
Total comprehensive income	$11,272	$5,512	$17,710	$13,521

12. NET INCOME PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)

Net income	$9,772	$4,921	$15,112	$12,892
Basic weighted average common shares outstanding	54,001	50,001	52,339	50,001
Dilutive potential common shares from warrants	131	-	126	-
Diluted weighted average shares outstanding	54,132	50,001	52,465	50,001
Net income per share - basic	$0.18	$0.10	$0.29	$0.26
Net income per share - diluted	$0.18	$0.10	$0.29	$0.26

13. COMMITMENTS AND CONTINGENCIES

A. Purchase Commitments

As of September 30, 2007, the Company had outstanding commitments in the amount of $11.1 million for the purchase of whey protein during the period from July to December 2007

B. Capital commitments

As of September 30, 2007, the Company’s capital commitments amounted to $6.8 million in relation to asset improvement and plant expansion within the next 12 months.

C. Lease commitments

The Company is a party to various operating leases involving offices and warehouses. Total rental expenses for operating leases are $98,000 and $66,000 for the three months ended September 30, 2007 and 2006, and are $198,000 and $133,000 for the six months ended September 30, 2007 and 2006, respectively.

D. Legal proceedings

None.

E. Guarantees

As at September 30, 2007, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $1.1 million in total extended to 104 farmers in the Zhangbei Area. Total amount of bank loans under this guarantee arrangement was $1.1 million as of March 31, 2007. These bank loans mature on December 25, 2007. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

14. SUBSEQUENT EVENTS

On October 11, 2007, the Company entered into a loan agreement and a collateral agreement (collectively, the “Loan Agreement”) with ABN AMRO Bank N.V. (“ABN”) as Administrative Agent, Collateral Agent and Arranger, and certain other lenders, pursuant to which the lenders agreed to make loans (the “Loans”) to the Company for a period of ninety days from the closing of the Loan Agreement of up to US$35.0 million (the “Commitment Amount”). The principal amount, and any unpaid accrued interest, is due on October 11, 2010 (the “Maturity Date”). The Loans may be prepaid without penalty prior to the Maturity Date. The Loans bear interest at the three-month London interbank offered rate for deposits in US dollars plus 3.5% with interest payable on the last day of each three month period. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused Commitment Amount. The Loans are secured by a pledge of 10,000 shares of common stock of Synutra, Inc., an Illinois corporation wholly-owned by the Company. The Loans were fully drawn down on October 18, 2007 and the proceeds of the Loans were used to pay the obligations outstanding under the US$35.0 million loan made pursuant to the loan agreement dated as of April 19, 2007 between the Company and ABN.

Pursuant to a USD facility side letter agreement dated April 19, 2007 between the Company and ABN, the Company is obligated to issue warrants to purchase up to 400,000 shares of the common stock. Upon Closing, 200,000 shares were issued at $8.84 per share. The remaining 200,000 shares were issued on October 11, 2007 on the completion of the Loan Agreement.

The Loan Agreement provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The Loan Agreement also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratios, tangible net worth, and indebtedness to tangible net worth ratio. Upon the occurrence of certain events of default, the Company’s obligations under the Loan Agreement may be accelerated and the lending commitments terminated. Such events include (i) failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants, (iii) the attachment of assets, and (iv) the filing of a petition in bankruptcy.

In addition to the Commitment Fee, pursuant to a US Dollar Facility Fee Letter Agreement dated October 11, 2007 (the “Fee Letter Agreement”) between the Company and ABN, the Company is obligated to pay an Arrangement Fee and a Participation Fee of US$962,500 in total to ABN.

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

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The factors described below in PART II. OTHER INFORMATION -- Item 1A. Risk Factors could cause our actual results to differ materially from those described in the forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and any Current Reports on Form 8-K.

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

EXECUTIVE OVERVIEW

The Company, through its subsidiary companies in the People’s Republic of China, is principally engaged in the production, distribution, and sales of dairy based pediatric and adult nutrition products. The Company’s extensive sales network covers 24 provinces, 264 cities, and more than 1,320 counties throughout China.

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

The Company continues to carry out its integrated marketing program that leverages its existing sales network throughout the country and builds on expanded advertising and marketing campaigns targeting both national and regional or local audiences. Key to the integrated marketing program is a focused team of marketing professionals with medical and healthcare expertise and experience in the fields of women’s health and pediatric nutrition. Other components to this companywide program include enhancing consistency in customer communications on brand image and product messages, increasing customer care and feedback responses, integrating customer data collection with customer service activities and direct sales efforts, and expanding consumer education and outreach programs, all aimed at solidifying the Company’s lead in brand recognition among domestic manufacturers and achieving broader recognition among the market leaders in China.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales

Net Sales for the three months ended September 30, 2007 increased by $40.6 million or 89.0% to $86.2 million from $45.6 million for the three months ended September 30, 2006. The increase in net sales was a result of an increase in volume of product sold and an increase in average selling price. The increase in the volume of products sold was driven by changing demographics as more babies were born in 2007 relative to previous years and increased market awareness for our products as a result of our integrated marketing initiatives. The integrated marketing initiatives were led by a TV advertising campaign that started in September 2006 and were augmented by continued sales activities at the store level focusing on market coverage, product display, and sales promotion.

The net sales of our traditional main products, such as the dairy based nutritional products for infants, children and adults under the brand names of Super, U-Smart, U-Strong, and National Standards, increased by $36.6 million, or 94.2% to $75.4 million for the three months ended September 30, 2007 from $38.8 million for the three months ended September 30, 2006, principally as a result of the following factors:

a.
The tons sold of traditional products increased to 9,569 tons in the three months ended September 30, 2007 from 6,730 tons in the three months ended September 30, 2006, resulting in an increase of $16.4 million in gross sales.

b.
For the three months ended September 30, 2007, the average selling price of the Company’s traditional main products increased from $5,771 to $7,883 per ton, resulting in an increase of $20.2 million in gross sales.

Net sales of nutraceutical supplement ingredients, i.e. chondroitin sulfate, were $4.1 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $295,000 or 7.7%. The net sales of industry materials, such as whey protein, anhydrous butter oil, and skimmed milk powder, were $6.7 million and $2.9 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $3.8 million. These increases resulted from increased orders from industrial customers.

In the three months ended September 30, 2007, the Company achieved approximately 98.4% of its sales revenue of the $75.4 million in traditional products through its wholesale distributor networks and about 1.6% through supermarket retailers. Of the total $38.8 million of main products sales generated in the three months ended September 30, 2006, about 99.3% were from distributors and about 0.7% from supermarket retailers.

Management believes that the overall infant formula industry in China is experiencing rapid growth due to improved purchasing power and increased consumer recognition for branded products. Management also believes Synutra’s brand name product lines have gained recognition in its marketplaces and has captured a greater portion of the increased growth experienced by the industry.

Cost of Sales

Cost of sales for the three months ended September 30, 2007 increased to $39.6 million from $22.2 million for the three months ended September 30, 2006. The $17.4 million, or 78.2%, increase in cost of sales was a result of increases in both the price and volume of raw materials purchased.

The cost of sales for traditional products increased by $15.5 million, or 96.9%, to $31.6 million for the three months ended September 30, 2007 from $16.1 million for the three months ended September 30, 2006. The increase of 2,839 tons sold of the traditional main products resulted in a $6.8 million increase in cost. As the proportion of the sales of our premium products increased, the average cost per unit increased by $917 per metric ton, resulting in an $8.7 million increase in cost of sales for the three months ended September 30, 2007.

The cost of nutraceutical supplement ingredients was $3.9 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $813,000 million, or 26.5%. The cost of sales of industrial materials, such as whey protein, anhydrous butter oil, and skimmed milk powder, were $4.1million and $3.0 million for the three months ended June, 2007 and 2006, respectively, an increase of $1.1million.

Prices of raw milk and whey protein, which are major components of the cost of sales of our traditional products, have experienced increases during the year. Management expects that the prices of these materials may continue to rise due to the shortage of milk supply and general increases in commodities prices, especially for agriculture products. This will in turn affect the unit cost of sales for our products.

Gross Profit

Gross profit was $46.6 million, or 54.1%, of net sales for the three months ended September 30, 2007, compared to $23.4 million, or 51.3%, of net sales for the three months ended September 30, 2006, an increase of $23.2 million or 99.2%. The sales of traditional products contributed $43.8 million, or 94.0%, of gross profits for the three months ended September 30, 2007, versus $22.8 million, or 97.3%, of gross profits for the three months ended September 30, 2006.

In the three months ended September 30, 2007, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and increased average selling prices recorded during the period. Due to the implementation of targeted sales incentive programs, the proportion of the higher margin lines of products sold increased, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by $3.1 million, or 60.1%, to $8.3 million for the three months ended September 30, 2007, as compared to $5.2 million for the three months ended September 30, 2006. Total compensation to the sales force increased by $987,000 from $2.2 million in the three months ended September 30, 2006 to $3.2 million in the three months ended September 30, 2007. This increase was due to the implementation of an incentive program and the increase in the number of sales people from 1,877 at September 30, 2006 to 2,111 at September 30, 2007, in response to our expanding business and greater market penetration. Transportation expenses increased by $798,000 from $656,000 in the three months ended September 30, 2006 to $1.5 million in the three months ended September 30, 2007, in proportion to the increase in sales. Travel expenses increased by $199,000 from $528,000 in the three months ended September 30, 2006 to $727,000 in the three months ended September 30, 2007. Entertainment, event, communication and marketing expenses increased by $1.1 million from $1.8 million in the three months ended September 30, 2006 to $2.9 million in the three months ended September 30, 2007. The Company continued to expand its selling efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for most of the increases in expenses.

Advertising and Promotion Expenses

	Three Month Ended September 30
	2007	2006	Change in $	Change in %
(In thousands)	(Unaudited)
Advertising	$10,391	$2,364	$8,027	339.6%
Sales promotion	11,615	8,696	2,919	33.6%
Total	$22,006	$11,060	$10,946	99.0%

Advertising and sales promotion expenses increased by $10.9 million, or 99.0%, to $22.0 million for the three months ended September 30, 2007, as compared to $11.1 million for the three months ended September 30, 2006, as a result of increased advertising and promotional activities. The major components of advertising and sales promotion expenses are placement of advertisements with major media outlets and points of sale, and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, or 167.3%, to $3.7 million for the three months ended September 30, 2007, as compared to $1.4 million for the three months ended September 30, 2006. Due to increased corporate transactions, legal and professional fees increased by $467,000, or 159.0%, to $761,000 for the three months ended September 30, 2007, as compared to $294,000 for the three months ended September 30, 2006. Salary and social insurance increased by $1.1 million, or 225.5%, to $1.6 million for the three months ended September 30, 2007, as compared to $478,000 for the three months ended September 30, 2006.

Income from Operations

The sales increase of $40.6 million, or 89.0%, and the cost of sales increase of $17.4 million, or 78.2%, for the three months ended September 30, 2007 had led to a gross profit increase by $23.2 million, or 99.2%, compared to the three months ended September 30, 2006. Operational expenses also increased by approximately $16.4 million from $17.6 million for the three months ended September 30, 2006 to $34.0 million for the respective period ended September 30, 2007. As a result, income from operations was $12.6 million for the three months ended September 30, 2007, as compared to $5.8 million for the three months ended September 30, 2006, an increase of $6.9 million, or 118.5%.

Interest Income

Interest income increased by $788,000 to $848,000 for the three months ended September 30, 2007, as compared to $60,000 for the three months ended September 30, 2006, due to significant increases in the Company’s cash and cash equivalent balances.

Interest Expense

Interest expense increased by $2.2 million to $2.6 million for the three months ended September 30, 2007, as compared to $427,000 for the three months ended September 30, 2006, due to the amortization of debt discount and increased borrowings.

Provision for Income Taxes

The provision for income taxes, which is computed on an individual legal entity basis, was $1.3 million and $651,000 for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate of the Company was 12.0% and 11.7% for the three months ended September 30, 2007 and 2006, respectively.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the three months ended September 30, 2007 increased by $4.9 million, or 98.7%, to $9.8 million from $4.9 million for the three months ended September 30, 2006 due to the factors discussed above.

Earnings Per Share

Basic and diluted earnings per share were $0.18 for three months ended September 30, 2007 and $0.10 for three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Net Sales

Net Sales for the six months ended September 30, 2007 increased by $59.0 million or 62.3% to $153.7 million from $94.7 million for the six months ended September 30, 2006. The increase in net sales was a result of an increase in volume of product sold and an increase in average selling price. The increase in the volume of products sold was driven by changing demographics as more babies were born in 2007 relative to previous years and increased market awareness for our products as a result of our integrated marketing initiatives. The integrated marketing initiatives were led by a TV advertising campaign that started in September 2006 and were augmented by continued sales activities at the store level focusing on market coverage, product display, and sales promotion.

Our sales volume has not been significantly affected by seasonal changes.

The net sales of our traditional main products, such as the dairy based nutritional products for infants, children and adults under the brand names of Super, U-Smart, U-Strong, and National Standards, increased by $60.5 million, or 83.3%, to $133.2 million for the six months ended September 30, 2007 from $72.7 million for the six months ended September 30, 2006, principally as a result of the following factors:

a.
The tons sold of traditional products increased to 17,776 tons in the six months ended September 30, 2007 from 12,436 tons in the six months ended September 30, 2006, resulting in an increase of $31.2 million in gross sales.

b.
For the six months ended September 30, 2007, the average selling price of the Company’s traditional main products increased from $5,844 to $7,494 per ton, resulting in an increase of $29.3 million in gross sales.

Net sales of nutraceutical supplement ingredients, i.e., chondroitin sulfate, were $9.9 million and $12.3 million for the six months ended September 30, 2007 and 2006, respectively, a decrease of $2.4 million or 19.5%. The Company’s toll drying, blending, and packaging services generated $2.6 million and $6.8 million for the six months ended June, 2007 and 2006, respectively, a decrease of $4.2 million or 61.8%. The decreases in the revenue from these non-core business activities were mainly due to reduction in customer orders. The net sales of industry materials, such as whey protein, anhydrous butter oil, and skimmed milk powder, were $8.0 million and $2.9 million for the six months ended September 30, 2007 and 2006, respectively, an increase of $5.1 million, as orders from industrial customers increased.

In the six months ended September 30, 2007, the Company achieved approximately 98.4% of its sales revenue of the $133.2 million in traditional products through its wholesale distributor networks and about 1.6% through supermarket retailers. Of the total $72.7 million of main products sales generated in the six months ended September 30, 2006, about 99.3% were from distributors and about 0.7% from supermarket retailers.

Management believes that the overall infant formula industry in China is experiencing rapid growth due to improved purchasing power and increased consumer recognition for branded products. Management also believes Synutra’s brand name product lines have gained recognition in its marketplaces and has captured a greater portion of the increased growth experienced by the industry.

Cost of Sales

Cost of sales for the six months ended September 30, 2007 increased to $70.0 million from $49.9 million for the six months ended September 30, 2006. The $20.1 million, or 40.4%, increase in cost of sales was a result of increases in both the price and volume of raw materials purchased.

The cost of sales for traditional products increased by $23.9 million, or 54.0%, to $53.3 million for the six months ended September 30, 2007 from $29.4 million for the six months ended September 30, 2006. The increase of 5,340 tons sold of the traditional main products resulted in a $12.6 million increase in cost. Due to the increase in sales of our premium products, the average cost per unit increased by $631 per metric ton, resulting in an $11.2 million increase in cost of sales for the six months ended September 30, 2007.

The cost of nutraceutical supplement ingredients was $9.2 million and $10.5 million for the six months ended September 30, 2007 and 2006, respectively, a decrease of $1.3 million, or 12.1%. The cost of ancillary services for toll drying, blending, and packaging was $2.5 million and $6.9 million for the six months ended September 30, 2007 and 2006, respectively, a decrease of $4.4 million, or 63.1%. The cost of sales of industrial materials, such as whey protein, anhydrous butter oil, and skimmed milk powder, were $4.9 million and $3.0 million for the six months ended June, 2007 and 2006, respectively, an increase of $1.9 million.

Prices of raw milk and whey protein, which are major components of the cost of sales of our traditional products, have experienced increases during the year. Management expects that the prices of these materials may continue to rise due to a shortage of milk supply and a general increases in commodities prices, especially for agriculture products. This will in turn affect the unit cost of sales for our products.

Gross Profit

Gross profit was $83.7 million, or 54.5%, of sales for the six months ended September 30, 2007, compared to $44.9 million, or 47.4%, of sales for the six months ended September 30, 2006, an increase of $38.8 million, or 86.5%. The sales of traditional products contributed $79.9 million, or 95.5%, of gross profits for the six months ended September 30, 2007, versus $43.2 million, or 96.4%, of gross profits for the six months ended September 30, 2006.

In the six months ended September 30, 2007, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and increased average selling prices recorded during the period. Due to the implementation of targeted sales incentive programs, the sales of our higher margin product lines recorded significant increases, contributing to the increase in gross margin. For the six months ended September 30, 2007, the sales of our premium brands, i.e., the Golden U-Smart and the Super Baby series, accounted for 46.9% of our total sales of infant formula products, representing an increase of approximately 19 percentage points as compared to the six months ended September 30, 2006.

Selling and Distribution Expenses

Selling and distribution expenses increased by $5.7 million, or 55.2%, to $15.9 million for the six months ended September 30, 2007, as compared to $10.2 million for the six months ended September 30, 2006. Total compensation to the sales force increased by $1.8 million from $3.8 million in the six months ended September 30, 2006 to $5.6 million in the six months ended September 30, 2007. This increase was due to the implementation of an incentive program and the increase in the number of sales people from 1,877 at September 30, 2006 to 2,111at September 30, 2007, in response to an expanding business and greater market penetration. Transportation expenses increased by $1.0 million from $1.6 million in the six months ended September 30, 2006 to $2.6 million in the six months ended September 30, 2007, in proportion to the increase in sales. Travel expenses increased by $400,000 from $938,000 in the six months ended September 30, 2006 to $1.3 million in the six months ended September 30, 2007. Entertainment, event, communication and market expenses increased by $2.5 million from $3.9 million in the six months ended September 30, 2006 to $6.4 million in the six months ended September 30, 2007.The Company continued to expand its selling efforts both in rural and urban areas by utilizing motorized marketing and sales teams to expand the reach of its products and to build brand image by participating in trade shows and in other marketing activities. These efforts accounted for most of the increases in expenses.

Advertising and Promotion Expenses

	Six Month Ended September 30
	2007	2006	Change in $	Change in %
(In thousands)	(Unaudited)
Advertising	$15,912	$3,080	$12,832	416.6%
Sales promotion	24,542	14,454	10,088	69.8%
Total	$40,454	$17,534	$22,920	130.7%

Advertising and sales promotion increased by $22.9 million, or 130.7%, to $40.5 million for the six months ended September 30, 2007, as compared to $17.5 million for the six months ended September 30, 2006, as a result of increased advertising and promotional activities. The major components of advertising and sales promotion expenses are placement of advertisements with major media outlets and points of sale, and community promotional activities.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million, or 172.3%, to $6.5 million for the six months ended September 30, 2007, as compared to $2.4 million for the six months ended September 30, 2006. Most of the increases were for staff salaries, management expenses, and legal, accounting, and consulting costs related to corporate transactions and the costs associated with operating as a U.S. public company.

Income from Operations

The sales increase of $59.0 million, or 62.3%, and the cost of sales increase of $20.1 million, or 40.4%, for the six months ended September 30, 2007 had led to a gross profit increase of $38.8 million, or 86.5% compared to the six months ended September 30, 2006. Operational expenses also increased by approximately $32.7 million from $30.2 million for the six months ended September 30, 2006 to $62.9 million for the respective period ended September 30, 2007. As a result, income from operations was $20.8 million for the six months ended September 30, 2007, as compared to $14.7 million for the six months ended September 30, 2006, an increase of $6.1 million, or 41.5%.

Interest Income

Interest income increased by $1.1 million to $1.2 million for the six months ended September 30, 2007, as compared to $121,000 for the six months ended September 30, 2006, due to significant increases in the Company’s cash and cash equivalent balances.

Interest Expense

Interest expense increased by $4.0 million to $4.8 million for the six months ended September 30, 2007, as compared to $772,000 for the six months ended September 30, 2006, due to the amortization of debt discount and increased borrowings.

Provision for Income Taxes

The provision for income taxes, which is computed on an individual legal entity basis, was $2.1 million and $1.4 million for the six months ended September 30, 2007 and 2006, respectively. The effective tax rate of the Company was 12% and 10% for the six months ended September 30, 2007 and 2006, respectively. The effective income tax rate for the six months ended September 30, 2007 differs from the prior period amount due to a tax holiday affecting certain PRC entities.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the six months ended September 30, 2007 increased by $2.2 million, or 17.3%, to $15.1 million from $12.9 million for the six months ended September 30, 2006 due to the factors discussed above.

Earnings Per Share

Basic and diluted earnings per share were $0.29 for six months ended September 30, 2007 and $0.26 for six months ended September 30, 2006.

CHANGE IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial condition has improved during the six months ended September 30, 2007. The cash and cash equivalent balance increased by $77.4 million to $98.2 million at September 30, 2007, as compared to $20.8 million at March 31, 2007.

In April 2007, we entered a loan agreement with ABN AMRO Bank, N.V., Hong Kong branch (“ABN”) pursuant to which ABN agreed to loan us $35.0 million with the principal and interest due in six months. The proceeds of the loans have been used to make investments in one of our subsidiaries, BQL, to fund the construction of new production facilities, to establish a joint venture for the production of Chondroitin (a dietary and nutritional supplement), to purchase fixed assets for the production of nutritional food bars, and to establish a joint venture that will offer prenatal diagnostic and genetic testing services.

The above loan agreement was attached with financial covenants that do not permit (1) the Company’s consolidated interest coverage ratio as of the end of any fiscal quarter to be lower than 4.00; (2) the Company’s consolidated leverage ratio as of the end of any fiscal quarter to be higher than 4.25. The Company has performed an analysis of the above ratios and confirmed that these financial covenants have been satisfied as of September 30, 2007.

As disclosed in footnote 14 to the unaudited Condensed Consolidated Financial Statements, the above loan was settled on October 18, 2007 following the completion of a loan agreement and a collateral agreement with ABN, pursuant to which the Company obtained a three-year loan maturing on October 11, 2010.

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

Net cash provided by operating activities for the six months ended September 30, 2007 was $14.0 million, resulting from net income of $15.1 million, non-cash items not affecting cash flows of $4.3 million, partly offset by $5.5 million of changes in working capital. The changes in working capital for the six months ended September 30, 2007 were primarily related to (i) a $1.8 million increase in accounts receivable; (ii) a $15.1 million increase in inventory and prepaid expenses and other current assets and (iii) a $17.3 million increase in accounts payable, partly offset by a $1.7 million decrease in amounts due to related parties and a $3.4 million decrease in other liabilities. The increase in these working capital balances was primarily related to increases in business volume. Non-cash items were primarily associated with deferred income tax benefit, depreciation and amortization of property and equipment and amortization of debt discount.  Net cash provided by operating activities for the six months ended September 30, 2006 was $4.9 million, resulting from net income of $12.9 million, non-cash items not affecting cash flows of $753,000 and $8.7 million of changes in working capital.  The changes in working capital for the six months ended September 30, 2006 were primarily related to (i) a $5.9 million increase in accounts receivable; (ii) a $5.1 million increase in inventory and prepaid expenses and other current assets; (iii) a $1.8 million decrease in amounts due from related parties; (iv) a $4.0 million decrease in accounts payable; (v) a $1.5 million decrease in amounts due to related parties, offset by a $6.0 million increase in advances from customers, tax payables and other liabilities. The change in these working capital balances are primarily related to increases in business volume.  Non-cash items were primarily associated with depreciation and amortization of property and equipment.

Net cash used in investing activities was $7.6 million for the six months ended September 30, 2007, as compared to $8.8 million for the six months ended September 30, 2006. This was due primarily to the Company’s plant expansion to increase its production capabilities. Cash invested in purchases of property and equipment was $13.9 million and $5.6 million in the six months ended September 30, 2007 and 2006, respectively. Restricted cash decreased by $7.2 million in the six months ended September 30, 2007, as compared to an increase of $3.2 million in the six months ended September 30, 2006.

Net cash provided by financing activities was $69.6 million for the six months ended September 30, 2007, as compared to $13.4 million for the six months ended September 30, 2006. The cash provided by financing activities during the six months ended September 30, 2007 was primarily related to the proceeds from short term bank loans of $61.7 million and proceeds from the issuance of common stock of $65.8 million, partially offset by the repayment of short term borrowings of $57.9 million. Net cash provided by financing activities for the six months ended September 30, 2006 was primarily related to the proceeds from short term bank loans of $40.4 million partially offset by the repayment of short term borrowings of $27.0 million.

During the fiscal year ending March 31, 2008, we intend to continue to work to expand our product lines and product mix, as well as our product distribution network throughout China. We believe our existing cash, cash from operations and credit facilities at September 30, 2007 are adequate to fund our operations for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As disclosed in footnote 13 to the unaudited Condensed Consolidated Financial Statements, we do not have any special purpose entities or off-balance sheet financing arrangements. However, we do guarantee certain bank loans to farmers as discussed below. As at September 30, 2007, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $1.1 million in total extended to 104 farmers in the Zhangbei Area. The total amount of bank loans under this guarantee arrangement was $1.1 million as of March 31, 2007. These bank loans mature on December 25, 2007. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

COMMITMENTS AND CONTINGENCIES

A. Purchase Commitments

As of September 30, 2007, the Company had outstanding commitments in the amount of $11.1 million for the purchase of whey protein during the period from July to December 2007.

B. Capital commitments

As of September 30, 2007, the Company’s capital commitments amounted to $6.8 million in relation to asset improvement and plant expansion within the next 12 months.

C. Lease commitments

The Company is a party to various operating leases involving offices and warehouses. Total rental expenses for operating leases are $98,000 and $66,000 for the three months ended September 30, 2007 and 2006, and are $198,000 and $133,000 for the six months ended September 30, 2007 and 2006, respectively.

D. Legal proceedings

None.

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

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the quarter ended September 30, 2007, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

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

(iii) Interest rate risk - The interest rate and terms of repayments of short-term bank borrowings are approximately 7% per annum. The Company's income and cash flows are substantially independent of changes in market interest rates. The Company also has significant interest-bearing assets in the form of cash deposits with financial institutions both in the US and in PRC. The Company's policy is to maintain all of its borrowings in fixed rate instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosure about market risk during the three months ended September 30, 2007. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K/A for the year ended March 31, 2007.

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

We did not experience any material changes in interest rate exposures during the three and six months ended September 30, 2007.  Based upon economic conditions and leading market indicators at September 30, 2007, we do not foresee a significant adverse change in interest rates in the near future.

As of September 30, 2007, the carrying value of our debt is $59.8 million.  We estimate that the fair market value of our debt approximated the carrying value as of September 30, 2007 due to the short term nature of these obligations.

We conduct essentially all of our business outside the United States through subsidiaries with Renminbi ("RMB") as their functional currency.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our unaudited condensed consolidated statement of income.  Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have concluded, based on that evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Due to these material weaknesses in internal control over financial reporting -- as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end and period-end closing process and the resulting restatements -- management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Further, management understands that these material weaknesses, if not remediated, could result in the Company not being able to meet its regulatory filing deadlines or cause a material misstatement in the future.

Remediation and Changes in Internal Control over Financial Reporting

The Company is in the process of developing and implementing remediation plans to address our material weaknesses in our internal control over financial reporting by adopting and implementing the Sarbanes-Oxley Act for the Company's fiscal year ending March 31, 2008. During the fiscal quarter ended September 30, 2007, management conducted a program to plan the remediation of all identified material weaknesses and significant deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company will hire and/or appoint new managers in the accounting area and engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions are in process to address the material weaknesses in our internal control over financial reporting described above:

1. Reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) by (1) hiring a new Chief Financial Officer, (2) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (3) hiring additional technical accounting personnel to address the Company's complex accounting and financial reporting requirements, and (4) assessing the technical accounting capabilities at our subsidiaries to ensure the right complement of knowledge, skills, and training.

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

As previously noted, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and will implement additional closing procedures during the remainder of fiscal 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements as and for the fiscal quarter and six months ended September 30, 2007 in this Form 10-Q, fairly present in all material respects the financial condition and results of operations of the Company in conformity with accounting principles generally accepted in the United States of America.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to Part II Item 1A as presented in our Form 10-Q for the three months ended June 30, 2007. There has been no material changes in our risk factors during the three months ended September 30, 2007.

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

SYNUTRA INTERNATIONAL, INC.

Date: November 12, 2007	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer