Form 10-K/A
period 2007-03-31
Synutra International, Inc.
filed 2008-01-14
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE:

Synutra International, Inc. (“Synutra” or the “Company”) is filing this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Form 10-K/A”) to address certain deficiencies identified as the Company carries out an ongoing assessment process to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting.

On July 15, 2005, pursuant to a Share Exchange Agreement dated as of June 14, 2005 among Vorsatech Ventures, Inc., Thomas Braun, Beams Power Investment Limited, Strong Gold Finance Ltd and Synutra, Inc. (“Synutra Illinois”), Vorsatech Ventures, Inc. issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra Illinois (the “Exchange”). As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of Vorsatech Ventures, Inc. In connection with the Exchange, Synutra Illinois changed its corporate year end from December 31 to March 31 and Vorsatech Ventures, Inc., subsequently, changed its name to Synutra International, Inc. On August 22, 2005, the Company filed Amendment No. 1 to a current report on Form 8-K providing the financial statements of Synutra Illinois required by Rule 3-05(b) of Regulation S-X that included audited financial statements for the years ended December 31, 2003 and 2004, and unaudited financial statements for the six and three months ended June 30, 2005.

On January 11, 2008, the Company filed Amendment No. 2 to the Current Report on Form 8-K to restate Synutra Illinois’ audited consolidated Balance Sheets, Income Statement and Cash Flow Statements as of and for the calendar years ended December 31, 2003 and 2004 and unaudited consolidated Balance Sheets, Income Statements and Cash Flow Statements as of and for the three and six months ended June 30, 2004 and 2005. The financial statements of Synutra Illinois were restated to (i) reclassify certain other income as sales revenue and (ii) breakout certain cash and cash equivalents into cash and restricted cash line items. The restatement of Synutra Illinois’ financial statements was the result of the Company's ongoing assessment of the effectiveness of its disclosure controls and procedures and internal controls over financial reporting.

In subsequent filings, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Original Filing”) and amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“Amendment No. 1”), the Company presented audited financial statements covering the 12-month periods ended March 31, 2005, 2006, and 2007. However, these filings should have presented, but did not present, audited financial statements for the three-month transition period ended March 31, 2005, unaudited comparative financial statements for the three months ended March 31, 2004 and audited financial statements for the 12-month period ended December 31, 2004 rather than audited financial statements for the 12-month period ended March 31, 2005. Accordingly, the Company is filing the Form 10-K/A to include such periods and related disclosures. The results from the transition period are referred to throughout this report as “2005 transition period”, “transition 2005”, “T2005”, or the “transition period”.

During the ongoing assessment, the Company also analyzed its financial position, changes in financial position and results of operations as of the same dates and for the same periods for which audited consolidated financial statements have been presented, and determined that the restricted net assets of the Company’s consolidated subsidiaries not available for distribution to the Company as of March 31, 2007 exceeded certain thresholds. Accordingly, the Form 10-K/A includes Schedule I to present condensed financial information for the years ended March 31, 2006 and 2007 as part of the financial statements as required by Articles 12-04(a) and 4-08(e)(3) of Regulation S-X. The Company also added a disclosure in Notes to the Financial Statements to describe its assessment of the restricted net assets of the Company’s consolidated subsidiaries in Note 18.

Finally, during the preparation of the Form 10-K/A, the Company identified an error in the Cash Flow statements for the year ended March 31, 2006 in which the depreciation expense amount was misstated. Accordingly, the Company has revised the data column for the year ended March 31, 2006 in the Cash Flow statements to reflect the correct depreciation amount of that period. This change is also described in Note 19 Restatement to the Financial Statements below.

In the Form 10-K/A, the Company has revised the following items:

•	Item 6. Selected Financial Data, to reflect the restatements described above;
•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, to revise and expand certain disclosures in conjunction with the above restatements;
•	Item 8. Financial Statements and Supplementary Data, to include the transition period and to present corresponding financial statements of the parent company in Schedule 1;
•	Item 9A. Controls and Procedures, to update its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the Original Filing and Amendment No. 1 and this Form 10-K/A does not otherwise reflect events occurring after the Original Filing and Amendment No. 1 or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the Original Filing and Amendment No. 1.

TABLE OF CONTENTS

		PAGE
	PART II

ITEM 6.	SELECTED FINANCIAL DATA	1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17

ITEM 9A.	CONTROLS AND POCEDURES	51

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	53

SIGNATURES		54

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this report.

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005	2004 (Unaudited)	2004	2003	2002 (Unaudited)
Sales	$216,605	$132,289	$18,692	$12,782	$57,542	$40,978	$37,977
Income (loss) from operations	21,791	13,338	3,269	1,576	2,812	(2,488)	460
Net income (loss) attributable to shareholders	$19,874	$11,035	$4,436	$934	$(380)	$(3,345)	(66)
Earning (loss) per share—basic and diluted	$0.40	$0.23	$0.10	$0.02	$(0.01)	$(0.07)	$(0.001)

	March 31,			December 31,
(In thousands)	2007	2006	2005	2004	2003	2002 (Unaudited)
Balance Sheet Data (restated):
Working Deficit	$(8,281)	$(14,269)	$(15,920)	$(17,837)	$(2,643)	$(4,635)
Total Assets	127,271	83,009	64,192	59,849	38,658	23,738
Short-Term Debt	53,104	36,680	29,644	29,880	12,919	7,159
Long-Term Liabilities	4,138	-	4,833	4,833	8,458	580
Shareholders’ Equity	$42,701	20,951	$7,622	$2,990	$3,648	$402

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REUSULTS OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management. This report includes forward-looking statements. Generally, the words “believe,” “anticipate,” “may,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

OVERVIEW

The Company produces, markets and sells nutritional products under its own brands in China, and is a leader in sales of infant formula products in China.

The Company markets its products under 圣元, or Synutra, master brand comprising of the sub-brands Super, U-Smart, U-Strong, and National Standard, each targeting a different pricing tier. The Company focuses on higher-priced premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market. The Company sells substantially all of the its products in China primarily to distributors who resell the products to end customers through their own distribution networks, typically composed of sub-distributors and retail outlets. The Company’s distribution network serves over 50,000 retail outlets across China. The Company’s extensive sales, customer service, customer education and distribution network has helped the Company build brand recognition and customer loyalty in the its primary markets where the Company focuses on its sales and marketing efforts, which, prior to 2007, were primarily cities outside of China’s most well-known urban centers of Beijing, Shanghai, Chongqing, Tianjin and China’s provincial capitals. By leveraging the its strong brand recognition in the its primary markets, the Company has begun to expand into these well-known urban centers, such as Beijing, Shanghai, Chongqing and Tianjin and China’s provincial capitals, which have historically been dominated by a few, large multinational firms.

The Company has opportunistically utilized excess capacity and resources to provide toll packaging, toll drying services and sales of ingredients and materials to industrial customers. The Company also sources and exports chondroitin sulfate to the U.S. industrial customers through its agents. These businesses, however, are not the Company's core businesses and do not contribute significantly in terms of profit.

The Company's net sales for the fiscal year ended March 31, 2007 grew by 63.7% to $216.6 million from $132.3 million for the same period in the previous year. The Company's gross profit for the fiscal year ended March 31, 2007 grew by 91.8% to $106.7 million from $55.6 million for the same period in the previous year. The Company's net income for the fiscal year ended March 31, 2007 grew by 80.1% to $19.9 million from $11.0 million for the same period in the previous year.

This significant increase in the Company's net sales and gross profit is attributable primarily to the following:

•
Rapid growth of the infant formula market in China, which increased in terms of sales revenue by 28.2% from RMB15.8 billion in 2006 to RMB22.4 billion in 2007, according to Euromonitor, an international market research company;

•
Strong sales in the Company's primary markets, areas which the Company believes to be experiencing rapid growth in powdered infant formula consumption as compared to well-known urban centers historically dominated by multinational players, enabling the Company to increase its national market share;

•
Increases in the Company's average selling prices and gross margins resulting from increases in sales of its premium infant formula products with higher selling prices, which are one of the Company's fastest growing product categories.

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

In November 2006, Zhangjiakou Sheng Yuan Co., Ltd., one of the Company’s operating subsidiaries, entered into an agreement with the shareholders of Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”) to acquire 100% of the equity interest in Meng Yuan for a consideration of approximately $900,000. At the close of the transaction, Meng Yuan transferred assets under its control to Zhangjiakou which included land use rights, plant equipment and plant buildings under construction. The Meng Yuan project is anticipated to be put in service in late 2007 and is designed to produce 7,200 tons per year of infant formula products.

In November 2006, the Company obtained government approval to form a business venture, Mei Tai Technology (Qingdao) Co., Ltd., to develop, manufacture, and export chondroitin sulfate, or cartilage, a nutraceutical supplement ingredient for distribution and sale in North American markets. For the past year, the Company has been exporting these products which have generated revenue for the Company. It is expected that the collagen protein, as a by-product of the cartilage manufacturing processes, will become a key raw material component for many of the Company’s new products, such as specially formulated milk powder products for women, dairy-based protein bars, and new meal replacement products for women, in addition to contributing as a revenue source through direct export to North America.

On December 8, 2006, the Company’s subsidiary, Qingdao ST George Dairy Co., Ltd. (renamed as Shengyuan Nutrition Co., Ltd. on June 5, 2007), entered into an agreement with the owners of Cangshan Tian Fa Bio-chemical Co., Ltd. (“Tian Fa”), a chondroitin sulfates supplier of the Company, to acquire a 51% equity stake in Tian Fa from its owners for a consideration of $ 196,000. The consideration was not paid and both parties agreed on December 18, 2006 to terminate the transaction due to differences on business direction. Qingdao ST George Dairy Co., Ltd. ceased to be a shareholder of Tian Fa on the same date.

FACTORS AFFECTING THE COMPANY’S RESULTS OF OPERATIONS

The Company’s operating results are primarily affected by the following factors:

Industry Growth

The infant formula market in China is projected by Euromonitor to grow from RMB22.4 billion in 2007 to RMB50.7 billion in 2011, a compound annual growth rate, or CAGR, , of 22.7%. The Company believes that recent growth in infant formula consumption in China is largely attributable to the following factors:

•	increased affordability of infant formula in China due to economic growth;

•	increased penetration of infant formula into the Company’s primary markets outside of well-known urban centers such as Beijing, Shanghai, Chongqing, Tianjin and China’s provincial capitals; and

•	a growing female working population.

The Company expects these factors to continue drive industry growth, especially in its primary markets. Such growth will not only increase the overall market size for infant formula products, but will also benefit companies that are well positioned to sell into these markets. The Company believes that the increasing affordability of infant formula in its primary markets has become an increasingly important driver of growth.

Perceptions of Product Quality and Safety

Rising consumer wealth in China has increased PRC consumer acceptance of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, the Company believes that infant formula producers with greater customer perception of quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors who do not possess the same reputation for safety and high quality. Conversely, any decrease in consumer perceptions of quality and safety of any one infant formula manufacturer may not only impact such manufacturer’s sales and gross margins, but may also affect infant formula producers generally. The Company believes its past growth has benefited from its brand recognition and perceived safety and high quality of its infant formula products. However, if future market crisis involving any of its products should occur, especially if management failed to respond to such crisis in a timely and effective manner, the Company’s brand recognition and reputation could be severe damaged, which could adversely affect its results of operations.

Brand Recognition and Customer Loyalty

In recent years, there has been increasing demand in China for premium infant formula products due to increasing consumer awareness of brand image and nutritional value of the products and services offered by leading producers. Although the market is still highly competitive, according to data collected by CIC, the top ten brands accounted for 76.2% of total infant formulas sold in China in 2006. The Company believes that companies with strong national brands and customer loyalty will increasingly capture market share from regional brands with less brand recognition. Moreover, the Company believes brand recognition and customer loyalty are predominantly influenced by customer perceptions of the quality and safety of branded products. The Company believes recent scandals involving smaller infant formula producers have increased the importance of consumer perceptions of quality and safety to maintaining and increasing brand recognition and customer loyalty.

Product Offering and Pricing

Infant formula has been, and is expected to remain, the Company’s primary product. Infant formula products account for over 72.3% of the Company’s total sales revenue for the fiscal year ended March 31, 2007. Due to rising economic affluence in China, infant formula products have become more affordable, resulting in the rapid growth of the overall market for infant formula in China. Despite the recent rapid growth, the Company believes there is much of the market that is still underserved with respect to infant formula. The Company believes this growth in demand will help drive sales for many PRC infant formula producers, but companies with strong brand loyalty and extensive distribution networks in cities outside of China’s most well-known urban centers outside of Beijing, Shanghai, Chongqing Tianjin and China’s provincial capitals will have greater ability to capitalize on such growth as well as to increase prices and pass on higher raw material costs to consumers through launching higher-priced new infant formula product lines (such as the Super series of infant formula products) or re-launching older product lines at higher prices (such as the U-Smart series of infant formula products). Since the fiscal year ended March 31, 2005, the Company has been migrating towards selling higher-priced infant formula products. As a result of this shift towards more premium products, the Company has seen its average selling price for the fiscal year ended March 31, 2007 increase by 20% as compared to the fiscal year ended March 31, 2006, which contributed significantly to its sales revenue and profit.

Raw Material Supply and Prices

The per unit costs of producing the Company’s infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, the price the Company pays for its raw milk is affected by factors such as geographic location, fluctuations in production and competition. Historically, the Company has been able to meet its raw milk supply by building its production facilities close to its milk suppliers and by maintaining long term business relationships with milk collection stations.

Rising raw material costs will exert financial pressure on smaller competitors who do not possess the necessary economies of scale or premium brand reputations, thus creating a catalyst for future industry consolidation.

For certain key ingredients, such as DHA, ARA and powdered whey protein, there are a limited number of suppliers in the global market. The Company sources its DHA and ARA from Martek Biosciences Corporation, or Martek, and whey protein powder from Beijing Honnete Dairy Co., Ltd., or Honnete, and Eurosérum S.A.S., or Eurosérum. Eurosérum supplies 10% of the whey protein powder in the world and Honnete is the exclusive distributor for Eurosérum in China. The Company expects its costs of sales and gross margins will be influenced by any shifts in its raw material costs.

Advertising and Sales Promotion Costs

The Company has historically relied on its extensive distributor network, its consumer education programs and customer relation services to market and sell its products. To leverage its brand recognition by focusing its marketing and sales efforts on large urban centers and at a national level, the Company substantially increased its television advertising expenditures for fiscal year ended March 31, 2007, as part of its strategy of improving brand recognition on a national level to promote its premium brands. The Company intends to continue to increase national advertising and promotion efforts and expects these costs to continue to grow.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Net Sales

Net Sales for the fiscal year ended March 31, 2007 increased by 63.7% to $216.6 million from $132.3 million for the same period in the previous year. This increase in net sales was due in part to greater market penetration as a result of various measures including continuation of incentive programs and policies affecting the Company's sales system and continuation of the further alignment of bonuses with sales performance.

Net sales of nutritional products for the fiscal year ended March 31, 2007, including powdered infant formulas for infants, children and adults under the brand names Super, U-Smart, U-Strong and National Standards, increased by 76.4% to $167.5 million from $94.9 million for the same period in the previous year, principally as a result of the following factors:

•
Sales volume of nutritional products for the fiscal year ended March 31, 2007 increased to 27,942 tons from 19,022 tons for the same period in the previous year, resulting in an increase of $44.5 million in net sales.

•
Higher average selling price also contributed to the increase in net sales. For the fiscal year ended March 31, 2007, the average selling price of the Company's nutritional products increased by 20.0% to $5,982 per ton from $4,992 per ton for the same period in the previous year, resulting in an increase of $28.0 million in net sales. This increase in average selling price was primarily due to changes in product mix toward higher priced products. For example, sales of the Company's Super branded infant formula and sales of U-Smart branded infant formula products increased by 176% and 56%, respectively, as compared to the sales of National Standards infant formula branded products, which decreased by 32%.

Net sales from the Company's other activities for the fiscal year ended March 31, 2007 increased by 31.5% to $49.1 million from $37.3 million for the same period in the previous year. The increase in sales was due to the fact that some categories of sales for the Company's other activities were only made in the fourth quarter of the fiscal year ended March 31, 2006, where in the fiscal year ended March 31, 2007 such sales were for the entire fiscal year.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2007 increased by 43.4% to $109.9 million from $76.7 million for the same period in the previous year. This increase was primarily a result of increases in purchases of raw materials proportional to the production volume increases and increases in unit costs of the Company's raw materials.

The cost of sales for the Company's nutritional products for the fiscal year ended March 31, 2007 increased by 59.3%to 65.2 million from $40.9 million for the same period in the previous year. The increase of 8,920 tons of nutritional products sold resulted in a $19.2 million increase in cost of sales. Due to the increase in sales of premium products, the average cost per unit increased by $180 per ton, resulting in a $5.0 million increase in cost of sales for the fiscal year ended March 31, 2007.

The cost of sales from the Company's other activities for the fiscal year ended March 31, 2007 increased by 25.1% to $44.7 million from $35.7 million for the same period in the previous year. The majority of this cost increase was because production of these products started in the fourth quarter of the fiscal year ended March 31, 2006 and in the fiscal year ended March 31, 2007 production was for the entire fiscal year.

Gross Profit

Gross profit for the fiscal year ended March 31, 2007 increased by 91.8% to $106.7 million from $55.6 million for the same period in the previous year, primarily due to the sales of nutritional products which contributed $102.3 million, or 95.9% of gross profits for the fiscal year ended March 31, 2007, versus $54.0 million, or 97.1% gross profits for the same period in the previous year.

In the fiscal year ended March 31, 2007, the Company experienced increases in both gross profit and gross margin. This increase was primarily a result of increased volume of products sold and the increase in the average selling price during the fiscal year. Due to implementation of the Company's targeted sales incentive programs, sales of the Company's higher margin lines of products increased more, thus contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2006 increased by 65.0% to $25.6 million from $15.5 million for the same period in the previous year. This increase was primarily the result of increased compensation expenses for the sales force, and increased transportation and travel expenses in proportion to the increase in sales volume. Total compensation to the sales force for the fiscal year ended March 31, 2007 increased by 104.4% to $9.2 million from $4.5 million for the same period in the previous year, mainly as a result of increased sales staff numbers. Shipping and handling expenses for the fiscal year ended March 31, 2007 increased by 42.9% to $4.0 million from $2.8 million for the same period in the previous year and travel expenses for the fiscal year ended March 31, 2007 increased by 42.9% to $2.0 million from $1.4 million for the same period in the previous year. Entertainment, event and conventions, communication and marketing expenses for the fiscal year ended March 31, 2007 increased by 233.3% to $6.0 million from $1.8 million for the same period in the previous year, primarily as a result of an increase in business activities.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2007 increased by 150.2% to $52.3 million from $20.9 million for the same period in the previous year. This increase was the result of increased advertising and promotional activities as the Company expanded its nationwide advertising campaign in order to further promote its brands. Advertising expenses for the fiscal year ended March 31, 2007 accounted for 31.3% of total advertising and sales promotion expenses, representing an increase of 170.8% to $16.4 million from $6.0 million for the same period in the previous year. Sales and promotion expenses for the fiscal year ended March 31, 2007 accounted for 68.7% of total advertising and sales promotion expenses, representing an increase of 141.9% to $36.0 million from $14.9 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2007 increased by 19.4% to $7.0 million from $5.9 million for the fiscal year ended March 31, 2006. These increases in general and administrative expenses were primarily for staff salaries and management expenses which accounted for $0.9 million of the total increase.

Interest Expense

Interest expense for the fiscal year ended March 31, 2007 increased by 6.3% to $1.9 million from $1.8 million for the same period in the previous year. This increase was primarily due to interest charged for various bank loans. In addition to increases in notes payable, the short-term interest rates also increased during the fiscal year ended March 31, 2007.

Interest Income

Interest income for the fiscal year ended March 31, 2007 increased by 49.6% to $356,000 from $238,000 for the same period in the previous year, due primarily to increased bank deposits.

Other Income/(Expense), Net

Other income was $1.2 million and $0.7 million for the fiscal year ended March 31, 2007, and 2006, respectively. This increase in other income was mainly as a result of an increase of subsidy income from local governments for the fiscal year ended March 31, 2007 by 51.1% to $1.1 million from $0.7 million for the same period in the previous year.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.6 million and $1.4 million for the fiscal years ended March 31, 2007 and 2006, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for the fiscal year ended March 31, 2007 for some of the Company's operating subsidiaries. The Company's effective tax rate decreased to 7.4% for the fiscal years ended March 31, 2007 from 11.6% for the fiscal years ended March 31, 2006, because two of the Company's subsidiaries, Zhangjiakou and Luobei, started to enjoy preferential tax treatment after becoming foreign owned enterprises.

Net Income Attributed to Shareholders

Net income attributable to stockholders for the fiscal year ended March 31, 2007 increased by 80.1% to $19.9 million from $11.0 million for the same period in the previous year due to the factors discussed above.

Fiscal Year Ended March 31, 2006 Compared to Year Ended December 31, 2004

Net Sales

Net sales for the fiscal year ended March 31, 2006 increased by 129.9% to $132.3 million from $57.5 million for the year ended December 31, 2004. This increase in net sales resulted from the volume increase in the Company's premium infant formula products, including the Super branded products. The increase in volume of products sold was due in part to greater market penetration resulting from changes made by management to incentive programs and policies affecting the Company's sales system. Such changes enhanced sales force productivity through targeted resource allocation down to the store level, and strengthened promotional efforts in the Company's primary markets by aligning bonuses with sales performance.

Net sales of the Company's nutritional products mostly contributed to the increasing revenue trend. Net Sales for the Company's nutritional products for the fiscal year ended March 31, 2006 increased by 88.0% to $94.9 million from $50.5 million for the year ended December 31, 2004.

•
Sales volume of nutritional products for the fiscal year ended March 31, 2006 increased by 54.4% to 19,022 tons from 12,324 tons for the year ended December 31, 2004, resulting in an increase of $27.5 million in net sales. This increase was partly due to significant increases in sales of Super branded premium infant formula products and U-Smart branded infant formula products.

•
Higher average selling price also contributed to the increase of net sales. The average selling price of the Company's nutritional products for the fiscal year ended March 31, 2006, increased by 21.8% to $4,617 per ton from $3,741 per ton for year ended December 31, 2004, resulting in an increase of $17.0 million in net sales. The increase in average selling price resulted mainly from changes in product mix toward higher priced products.

Net sales from the Company's other activities for the fiscal year ended March 31, 2006 increased by 431.5% to $37.3 million from $7.0 million for the year ended December 31, 2004. The volume of sales in dairy and other ingredients and packaging materials proportional to the increases in customers increased significantly for the fiscal year because the Company's customers’ business activities increased rapidly and transactions between industry customers increased significantly as the sector grew over for the same period.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2006 increased by 128.1% million to $76.7 million from $33.6 million for the year ended December 31, 2004. The increase in cost of sales was a result of increases in purchases of raw materials proportional to the increases to the Company's production volume.

Cost of sales for the Company's nutritional products for the fiscal year ended March 31, 2006 increased by 52.8% to $40.9 million from $26.8 million for the year ended December 31, 2004 as a result of increase in sales.

Cost of sales for the Company's other activities for the fiscal year ended March 31, 2006 increased by 425.2% to $35.7 million from $6.8 million for the year ended December 31, 2004. These cost increases, though significant, are in line with the increases in the sales generated from the Company's other activities.

Gross Profit

Gross profit for the fiscal year ended March 31, 2006 increased by 132.4% to $55.6 million from $23.9 million for the year ended December 31, 2004. This increase was primarily a result of increased volume of products sold and the increase in average sales price during the fiscal year. Due to the implementation of targeted sales incentive programs, such as allocating more bonuses for the sales of premium branded products, sales of the higher margin product lines increased at a higher rate, contributing to the increase in gross margin.

Gross profit for the Company's nutritional products for the fiscal year ended March 31, 2006 increased by 127.8% to $54.0 million from $23.7 million for the year ended December 31, 2004.

In the fiscal year ended March 31, 2006, the Company experienced increase in gross profit. This increase was primarily a result of increased volume of products sold and the average sales price during the fiscal year. Due to implementation of targeted sales incentive programs, sales of the higher margin lines of products increased at a higher rate, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2006 increased by 64.3% to $15.5 million from $9.4 million for the year ended December 31, 2004. The increase in selling and distribution expenses was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.   The total compensation to the sales force for the fiscal year ended March 31, 2006 increased by 350.0% to $4.5 million from $1.0 million for the year ended December 31, 2004. Shipping and handling expenses for the fiscal year ended March 31, 2006 increased by 31.8% to $2.8 million from $2.1 million for the year ended December 31, 2004; and travel expenses for the fiscal year ended March 31, 2006 increased by $102.9% to $1.4 million from $679,000 for the year ended December 31, 2004. Sales force compensation increased due to the hiring of additional sales personnel in response to the Company's expanding business and greater market penetration. During the fiscal year ended March 31, 2006, the Company increased its marketing effort with the addition of more than 800 sales personnel and the expansion of its geographic reach increased into 1,000 additional townships throughout China.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2006 increased by 146.6% to $20.9 million from $8.5 million for the year ended December 31, 2004 as a result of increased advertising and promotional activity expenses. Advertising expenses for the fiscal year ended March 31, 2006 accounted for 28.9% of total advertising and sales promotion expenses, representing an increase of 139.8% to $6.0 million from $2.5 million for the year ended December 31, 2004, as the Company started nationwide advertising campaign to promote its brand. Sales and promotion expenses for the fiscal year ended March 31, 2006 accounted for 71.1% of total advertising and sales promotion expenses, representing an increase of 149.4% to $14.9 million from $6.0 million for the year ended December 31, 2004.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2006 increased by 83.2% to $5.9 million from $3.2 million for the year ended December 31, 2004. The majority of the increases in general and administrative expenses were for staff salaries and management expenses which accounted for about $1.1 million of the total increase. The Company incurred an additional $850,000 in incremental legal, accounting, and consulting costs associated with operating as a public company.

Interest Expense

Interest expense for the fiscal year ended March 31, 2006 increased by 179.6% to $1.8 million from $638,000 for the year ended December 31, 2004. This increase was mainly a result of interest charged for various bank loans. In addition to increases in notes payable, short-term interest rates also increased during the reporting period.

Interest Income

Interest income for the fiscal year ended March 31, 2006 increased by 170.5% to $238,000 from $88,000 million for the year ended December 31, 2004, due primarily to increased bank deposits.

Other Income/(Expense), Net

Other income was $690,000 for the fiscal year ended March 31, 2006, and $32,000 for the year ended December 31, 2004. The Company generated other income mainly as a result of an increase in subsidy income from local governments, which for the fiscal year ended March 31, 2006 increased to $734,000 from $271,000 for the year ended December 31, 2004.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $1.4 million and $76,000 for the years ended March 31, 2006 and December 31, 2004, respectively. The difference in income tax provisions was due to changes in the status of tax holidays and abatement treatment for fiscal year 2006 for some of the Company's operating subsidiaries. The Company's effective tax rate increased to 11.6% for the fiscal years ended March 31, 2006 from 3.3% for the year ended December 31, 2004. This increase in effective income tax rate resulted mainly from a major subsidiary, Sheng Yuan Nutritional Food, which became profitable for the fiscal year ended March 31, 2006.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the fiscal year ended March 31, 2006 increased by $11.4 million to $11.0 million from a loss of $380,000 for the year ended December 31, 2004 due to the factors discussed above.

Three Months Transition Period Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (Unaudited)

Net sales

Net sales for the transition period ended March 31, 2005 increased by 46.2% to $18.7 million from $12.8 million for the same period in the previous year. The increase in net sales resulted from volume increase in the Company's premium infant formula products, including the U-Smart branded products. The increase in volume of products sold was mainly to greater market penetration as the Company's distribution network expanded.

Net sales of the Company's nutritional products mostly contributed to the increasing revenue trend. Net Sales for the Company's nutritional products for the transition period ended March 31, 2005 increased by 46% to $17.3 million from $11.8 million for the same period in the previous year.

•
Sales volume of nutritional products for the transition period ended March 31, 2005 increased by 18.3% to 3,740 tons from 3,161 tons for the same period in the previous year, resulting in an increase of $2.2 million in net sales. This increase was partly due to significant increase in the sales of U-Smart branded infant formula products.

•
Higher average selling price also contributed to the increase of net sales. The average selling price of the Company's nutritional products for the transition period ended March 31, 2005 increased by 23.4% to $4,617 per ton from $3,741 per ton for the same period in the previous year, resulting in an increase of $3.3 million in net sales. The increase in average selling price resulted mainly from changes in product mix toward higher priced series.

Net sales from the Company's other activities for the transition period ended March 31, 2005 increased by 48.8% to $1.4 million from $957,000 for the same period in the previous year. The volume of sales in dairy and other ingredients and packaging materials proportional to the increases in the Company's customers increased significantly for the fiscal year because the business activities of the Company's customers increased rapidly and transactions between industry customers increased significantly as the sector grew over for the same period.

Cost of Sales

Cost of sales for the transition period ended March 31, 2005 increased by 20.8% to $9.1 million from $7.6 million for the same period in the previous year. The increase in cost of sales was a result of increases in purchases of raw materials proportional to the increases in proportion to the Company's production volume.

Cost of sales for the Company's nutritional products for the transition period ended March 31, 2005 increased by 17.6% to $7.8 million from $6.6 million for the same period in the previous year as a result of increase in sales.

Cost of sales for the Company's other activities for the transition period ended March 31, 2005 increased by 42.4% to $1.4 million from $954,000 for the same period in the previous year. These cost increases, are in line with the increases in the sales generated from the Company's other activities.

Gross Profit

Gross profit for the transition period ended March 31, 2005 increased by 83.1% to $9.6 million from $5.2 million for the same period in the previous year.

Gross profit for the Company's nutritional products for the transition period ended March 31, 2005 increased by 81.9% to $9.5 million from $5.2 million for the same period in the previous year.

In the transition period ended March 31, 2005, the Company experienced an increase in gross profit. This increase was primarily a result of increased volume of products sold and the increase in average sales price during the transition period. Due to the implementation of targeted sales incentive programs, such as allocating more bonuses for the sales of premium branded products, sales of the higher margin product lines increased at a higher rate, contributing to the increase in gross margin.

Selling and Distribution Expenses

Selling and distribution expenses increased by 67.6% to $4.6 million for the transition period ended March 31, 2005 from $2.7 million for the same period in the previous year. The increase in selling and distribution expenses was a result of increased transportation and travel expenses in proportion to the increase in sales volume, in addition to increases in expenses such as wages.   The total compensation to the sales force for the transition period ended March 31, 2005 increased by 412.1% to $805,000 from $157,000 for the same period in the previous year. Travel expenses for the transition period ended March 31, 2005 increased by 36.7% to $201,000 from $147,000 for the same period in the previous year. Sales force compensation increased due to the hiring of additional sales personnel in response to expanding business and greater market penetration.

Advertising and Promotion Expenses

Advertising and promotion expenses for the transition period ended March 31, 2005 increased by 186.8% to $1.1 million from $373,000 million for the same period in the previous year as a result of increased advertising and promotional activity expenses. Advertising expenses for the transition period ended March 31, 2005 accounted for 9.4% of total advertising and sales promotion expenses, representing an increase of 62.9% to $101,000 from $62,000 for the same period in the previous year. Sales and promotion expenses for the transition period ended March 31, 2005 accounted for 90.6% of total advertising and sales promotion expenses, representing an increase of 211.9% to $970,000 from $311,000 for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the transition period ended March 31, 2005 increased by 19.9% to $665,000 from $555,000 for the same period in the previous year, primarily due to increased business activities and corporate headcounts.

Interest Expense

Interest expense for the transition period ended March 31, 2005 increased by 26.0% to $183,000 from $145,000 million for the same period in the previous year, primarily due to increased bank borrowings.

Provision for Income Taxes

The provision for income taxes, which is computed on a per subsidiary basis, was $32,000 and $19,000 for the three months ended March 31, 2005 and 2004, respectively. The difference in income tax provisions was due to changes in the status of tax holidays. The Company's effective tax rate decreased to 1.0% for the transition period ended March 31, 2005 from 1.3% for the three months ended March 31, 2004 due to effects from these related tax holidays.

Net Income Attributed to Shareholders

Net income attributable to shareholders for the transition period ended March 31, 2005 increased by 374.7% to $4.4 million from $934,000 for the same period in the previous year due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash

The cash balance increased by $15.1 million to $20.8 million at March 31, 2007, as compared to $5.7 million at March 31, 2006. The increase was mainly attributable to net cash provided by operating activities of $14.8 million and net cash provided by financial activities of $16.4 million, being offset by cash spent in construction projects on plant and acquisition of fixed assets which amounted to $21.6 million.

Cash flow generated from operations was $14.8 million for the fiscal year ended March 31, 2007. Accounts receivable increased by $4.0 million and advances to suppliers increased by $852,000. Expanded scale of operations from the increase in sales revenues in fiscal year 2007 resulted in additional demand on working capital. Therefore, the Company experienced increased account receivables and inventories to support its increased sales revenues and production activities. Also, expansion of operations resulted in increases in other payable and accrued expenses and customer deposits, which provided $5.0 million in cash flow. Deferred income provided $4.1 million in cash flow.

Cash flows used in investing activities amounted to $18 million. During the fiscal year ended March 31, 2007, the Company used approximately $12.7 million for the construction on a factory plant and facilities. The Company also spent approximately $8.9 million on new machinery and equipment.

Cash flows generated from financing activities was $16.4 million due to a net increase in bank loans.

Working Capital

Working capital increased by $6.0 million to $8.3 million at March 31, 2007, as compared to $14.3 million at March 31, 2006. The increase in working capital reflects current ratios of 89.7% and 77.0%, respectively.

The significant improvement was due to the growth of the Company’s pretax earnings which continues to outpace by an average factor of 10 times the interest payments over current liabilities, demonstrating the Company’s ability to meet interest payment of current liabilities with cash from operations. In addition, management believes much of the bank loans and notes payables booked as current liabilities can be readily extended on a revolving bases.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain operations for at least the next twelve months. During the fiscal year ending March 31, 2008, the Company intends to continue to work to expand its product lines and product mix, as well as its product distribution throughout China. The Company expect to fund these projects with operating cash flows generated in the normal course of business, as well as ongoing borrowings under the facility.

In April, 2007, the Company and ABN AMRO Bank N.V., Hong Kong branch ("ABN") entered into a Loan Agreement pursuant to which ABN agreed to make loans to the Company in the amount of $35,000,000. The principal amount, and any unpaid accrued interest thereon, is due on October 19, 2007 (the "Maturity Date"). The loans may be prepaid without penalty prior to the Maturity Date. The loans bear interest at the one-month London interbank offered rate for deposits in US dollars plus 2.5% with interest payable on the last day of each month. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused commitment amount. The proceeds of the loans have been used to fund the expansion of infant formula production capacities, to establish a plant for the production of Chondroitin, and to purchase fixed assets for the production of nutritional food bars.

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

On June 15, 2007, the Company completed a transaction pursuant to a Purchase Agreement dated May 24 between the Company and Warburg Pincus Private Equity IX, L.P, whereby Warburg purchased four million shares of common stock, par value $0.0001 per share, for an aggregate purchase price of sixty-six million dollars ($66,000,000). The proceeds from this transaction are intended for general corporate purposes.

CONTRACTUAL OBLIGATIONS

The Company's cash flows from operations are dependent on a number of factors, including fluctuations in its operating results, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. As a result, the impact of contractual obligations on the Company's liquidity and capital resources in future periods should be analyzed in conjunction with such factors. In addition, the Company plans for and measure its liquidity and capital resources through an annual budgeting process.

The following tables summarize the Company's contractual obligations at March 31, 2007 (in thousands):

	PAYMENTS DUE BY PERIOD
March 31, 2007
	Total	Less than 1 Year	1-3 years	3—5 years	More than 5 years
Operating leases	$728	355	373	-	-
Short- term debt	53,104	53,104	-	-	-
Other long-term liabilities	4,138	-	-	-	4,138
Total	$57,970	53,459	373	-	4,138

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

Revenue

The Company recognizes product sales when title and risk and rewards for the products are transferred to the customer, price is fixed and determinable and collect ability is reasonably assured. At the time of the sale, the Company also records estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of the Company's nutritional product sales are made through distributors. The Company's revenue arrangements with most of its distributors requires distributor advance payment prior to any shipment and delivery of goods by the Company to such distributors. Under this distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The Company applies this revenue recognition policy uniformly to all its nutritional products, including all dairy-based pediatric and adult nutritional products.

A small fraction of the Company's nutritional product sales are through supermarket retailers directly. The Company's revenue arrangement with these retailers requires receipt of purchase orders before product shipment and delivery. Similarly, the revenues from retailers are recognized upon shipment or delivery of the goods to the retailers under payment terms of the sales contracts which are negotiated with select long term retailers, to assure reasonable collect ability.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in transporting the Company's inventory to their present location and condition. The Company evaluates the net realizable value of its inventory on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to consummate the sale.

Deductions from Revenues

The Company's gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers. These deductions represent estimates of the related obligations, requiring the use of judgment when estimating the impact of these sales deductions on gross sales for a reporting period. The Company reports these adjustments as a reduction of gross sales to arrive at net sales.

•
The Company offers rebates to key distributors, group purchasing organizations and other direct and indirect customers to sustain and increase its product market share. These rebate programs provide that distributors receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, the Company estimates rebates based on the specific terms in each agreement, historical experience, anticipated reimbursement channel mix and product growth rates. The Company considers the sales performance of products subject to rebates and other contract discounts and adjust the provision periodically to reflect actual experience.

•
The Company records a provision for estimated sales returns due to package damage and shelf life expiration, which the Company estimates through a comparison of historical return data to related sales. The Company uses historical rates of return and the Company adjusts for known or expected changes in the marketplace when appropriate. Sales returns amount to approximately 1% of gross product sales.

•
The Company offers cash discounts to distributors and retailers to encourage prompt payment. The Company accrues cash discounts, which are typically 1-2% of gross sales, at the time of invoicing and are recorded as revenue deductions.

•	The Company generally records discounts, rebates or other deductions shown on the invoice directly as a reduction in the gross to net sales value and they do not pass through the provision account.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

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

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income but in certain limited areas applicable tax rate is 24%. Subject to this regime, the Company’s aggregate corporate income tax would have been $7.1 million and $4.1 million for the fiscal years ended March 31, 2007 and 2006, and $757,000 for the year ended December 31, 2004, respectively. Due to various preferential tax policies that some of the Company’s operating subsidiaries in China currently enjoy, the actual corporate income tax was $1.6 million, $1.4 million and $76,000 for the fiscal years ended March 31, 2007, 2006 and December 31, 2004, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $5.5 million, $2.7 million and $681,000 for the fiscal years ended March 31, 2007, 2006 and December 31, 2004, respectively. The per share effect of the total tax savings was $0.11, $0.05 and $0.01 for the fiscal years ended March 31, 2007, 2006 and December 31, 2004, respectively. The actual corporate income tax was $32,000 and $19,000 for the transition period ended March 31, 2005 and March 31, 2004, respectively. The reduced tax rates or holidays accorded to the Company resulted in tax savings of $992,000 and $457,000, respectively. The per share effect of the total tax savings was $0.02 and $0.01 for the transition period ended March 31, 2005 and March 31, 2004, respectively. These preferential tax rates will expire at varying times in the coming years.

Qingdao St. George Dairy Co., Ltd, Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd., Inner Mongolia Shengyuan Food Co., Ltd., and Mei Tai Technology (Qingdao) Co., Ltd. qualify as a foreign investment production enterprise and were established in special economic zones. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward, as calculated under PRC accounting standards.

The following table illustrates tax benefits enjoyed by the Company's subsidiaries under the current regulations:

Name of Subsidiary	Normal Tax Rate	Tax Holiday (based on calendar year)
Qingdao St. George Dairy Co., Ltd	24%	2 years tax free (2004, 2005); 3 years tax at 12% (2006-08)
Qingdao Sheng Yuan Dairy Co., Ltd.	33%	Waiver of 3% local tax for taxable years ending before Jan. 1, 2008
Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	33%	2 years tax free (2006, 2007); 3 years tax at 16.5% (2008-10)
Bei’an Yipin Dairy Co., Ltd.	33%	2 years tax free (2005, 2006); 3 years tax at 16.5% (2007-09)
Zhangjiakou Sheng Yuan Dairy Co., Ltd.	33%	2 years tax free (2006, 2007); 3 years tax at 16.5% (2008-10)
Mei Tai Technology (Qingdao) Co., Ltd.	33%	2 years tax free (2008, 2009); 3 years tax at 16.5% (2010-12)
Inner Mongolia Sheng Yuan Food Co., Ltd.	33%	2 years tax free (2008, 2009); 3 years tax at 16.5% (2010-12)

On March 16, 2007, the National People’s Congress of China enacted the New Enterprise Income Tax (“EIT”) Law, which will become effective on January 1, 2008. The New EIT Law imposes a unified enterprise income tax rate of 25% on all domestic enterprises and foreign-invested enterprises unless they qualify for certain tax incentives. Under the New EIT Law, enterprises that were established and already enjoyed preferential tax treatments before March 16, 2007 will continue to enjoy them (1) in the case of reduced tax rates, for a period of five years from January 1, 2008, subject to certain phase-out rules, or (ii) in the case of fixed-term tax holidays, until the expiration of such term. Because the detailed implementing rules for the New EIT Law have not been promulgated, it is not clear how these transitional rules will be applied.

In addition, the New EIT Law sets the top rate of withholding tax on dividends to 20% and, unlike the Income Tax Law for Foreign-Invested Enterprises and Foreign Enterprises currently in effect, does not specifically exempt withholding tax on dividends paid by foreign-invested enterprises to foreign investors. Although the New EIT Law provides for the possibility of exemption or reduction of such withholding tax, the details await the forthcoming implementing rules. The ultimate withholding tax rate on dividends is subject to reduction by applicable tax treaty between China and the tax residence of the foreign investor. The Company are actively monitoring the withholding tax on dividends and are evaluating appropriate organizational changes to minimize any unfavorable tax consequences, to the extent practicable.

The Company's subsidiary Inner Mongolia Meng Yuan Dairy Co., Ltd. is not entitled to preferential tax treatment. The applicable enterprise income tax rate for this entity is 33% for taxable years ending before January 1, 2008, and 25% thereafter.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently assessing the potential effect of adopting FIN 48 on its financial statements, but preliminary analysis shows the effect to be immaterial.

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

OFF-BALANCE SHEET OBLIGATIONS

The Company does not have any special purpose entities or off-balance sheet financing arrangements. However, the Company does guarantee certain bank loans to farmers as discussed below. As at March 31, 2007, the Company had a guarantee given to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $1.1 million in total extended to 104 farmers in the Zhangbei area. The total amount of bank loans under this guarantee arrangement was $1.1 million as of March 31, 2007. These bank loans mature on December 25, 2007. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as a part of this report:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets as of March 31, 2007 and 2006 (restated)	19

Consolidated Statements of Income for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004 (restated), for the three month transition period ended March 31, 2005 and three months ended March 31, 2004 (unaudited)	20

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004 (restated), and for the three month transition period ended March 31, 2005	21

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004 (restated), for the three month transition period ended March 31, 2005 and three months ended March 31, 2004 (unaudited)	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Synutra International, Inc. and Subsidiaries
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the two fiscal years ended March 31, 2007 and 2006, the three months ended March 31, 2005 and the year ended December 31, 2004, and related financial statement schedules. These consolidated financial statements and related financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the two fiscal years ended March 31, 2007 and 2006, the three months ended March 31, 2005 and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., llp
Rochester, New York
June 26, 2007 (except for the restatement discussed in Note 19 to the consolidated financial statements, as to which the date is January 9, 2008)

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(As restated, see Note 19)

	March 31, 2007	March 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$20,836	$5,677
Restricted cash	12,930	16,457
Accounts receivable	6,760	2,540
Inventories	16,406	11,789
Other receivable	2,019	2,230
Due from the related parties	11,742	8,602
Advances to suppliers	1,206	354
Deferred expenses and other current assets	252	139
Total current assets	72,151	47,788

Property, plant and equipment, net	51,472	33,318
Land use rights, net	3,024	1,546
Deferred tax assets	432	-
Other Assets	192	357

TOTAL ASSETS	$127,271	$83,009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank loans	$53,104	$36,680
Accounts payable	12,085	13,079
Due to related parties	2,935	4,301
Advances from customers	4,263	933
Tax payables	1,329	1,996
Other current liabilities	6,716	5,069
Total current liabilities	80,432	62,058
Deferred income	4,138	-
Total liabilities	84,570	62,058
Shareholders' equity:
Common stock, $.0001 par value: 250,000 authorized; 50,001 issued and outstanding at March 31, 2007 and 2006	5	5
Additional paid-in capital	8,226	8,226
Retained earnings	31,538	11,664
Accumulated other comprehensive income	2,932	1,056
Total shareholders' equity	42,701	20,951

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$127,271	$83,009

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except earning per share data)
(As restated, see Note 19)

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2005	2004	2004
				(Unaudited)
Net sales	$216,605	$132,289	$18,692	$12,782	$57,542
Including: related party sales	16,815	20,983	2,016	214	3,020
Cost of sales	109,900	76,653	9,124	7,556	33,605
Including: related party cost of sales	14,871	19,771	1,787	213	2,836
Gross profit	106,705	55,636	9,568	5,226	23,937

Selling & distribution expenses	25,561	15,494	4,563	2,722	9,428
Advertising and promotion expenses	52,322	20,908	1,071	373	8,479
General & administrative expenses	7,031	5,896	665	555	3,218
Total operating expense	84,914	42,298	6,299	3,650	21,125

Income from operations	21,791	13,338	3,269	1,576	2,812

Interest expense	1,896	1,784	183	(145)	638
Interest income	(356)	(238)	(75)	18	(88)
Other income, net	(1,219)	(690)	58	(8)	(32)

Income before provision for income tax	21,470	12,482	3,103	1,441	2,294
Provision for income tax	1,596	1,446	32	19	76
Net income before minority interests	19,874	11,036	3,071	1,422	2,218

Minority interests	-	1	(1,365)	488	2,598
Net income attributable to shareholders	$19,874	$11,035	$4,436	$934	$(380)

Earning per share—basic and diluted	$0.40	$0.23	$0.10	$0.02	$(0.01)
Weighted average common share outstanding-basic and diluted	50,001	48,834	46,000	46,000	46,000

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(As restated, see Note 19)

	Common Stock Outstanding	Share capital	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2004	46,000	$5	$7,184	$(3,427)	$(114)	$3,648
Capital contribution/(reduction)	-	-	(183)	-	-	(183)
Net income/(loss)	-	-	-	(380)	-	(380)
Translation adjustment	-	-	-	-	(95)	(95)
Balance at December 31, 2004	46,000	5	7001	(3,807)	(209)	2,990
Capital contribution	-	-	205	-	-	205
Net income	-	-	-	4,436	-	4,436
Translation adjustment	-	-	-	-	(9)	(9)
Balance for the Three Month Transition Period Ended March 31, 2005	46,000	5	7,206	629	(218)	7,622
Acquisition of Vorsatech	1,121	-	(18)	-	-	(18)
Capital stock issued to financial consultant and finders	2,880	-	567	-	-	567
Capital contribution	-	-	471	-	-	471
Net income	-	-	-	11,035	-	11,035
Translation adjustment	-	-	-	-	1,274	1,274
Balance at March 31, 2006	50,001	5	8,226	11,664	1,056	20,951
Net income	-	-	-	19,874	-	19,874
Translation adjustment	-	-	-	-	1,876	1,876
Balance at March 31,2007	50,001	$5	$8,226	$31,538	$2,932	$42,701

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (As restated, see Note 19)

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2005	2004	2004
				(Unaudited)
Cash flow from operating activities:
Net income	$19,874	$11,035	$4,436	$934	$(380)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,057	1,422	336	331	1,387
Bad debt expense	397	215	36	6	68
(Gain) or loss on short term investment	(77)	3	4	(5)	17
Loss on disposal of property, plant and equipment	-	-	-	-	1
Minority interest	-	-	(1,365)	488	2,598
Financial consultants and finders fee	-	567	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,044)	(758)	1,265	(375)	(2,226)
Inventories	(4,616)	(5,032)	(493)	272	438
Advances to suppliers	(852)	368	20	(245)	(179)
Due from related parties	(3,139)	(520)	(3,403)	(1,228)	(3,418)
Other receivable	(363)	(484)	(220)	(8,308)	2,828
Deferred expense	(126)	258	(99)	(54)	(14)
Accounts payable	(994)	5,788	1,618	2,316	1,840
Due to related parties	(1,366)	(4,508)	281	6,484	5,386
Advances from customers	3,330	392	(860)	(438)	101
Tax payable	(668)	1,391	(27)	361	479
Deferred tax assets	(432)	-	-	-	-
Other payable and other accrued liabilities	1,647	357	299	764	(1,892)
Deferred revenue	4,138	-	-	-	-
Net cash provided by operating activities	14,766	10,494	1,828	1,303	7,034

Cash flow from investing activities:
Acquisition of property, plant and equipment	(8,939)	(1,177)	(1,499)	(1,180)	(14,349)
Cash used for construction in progress	(12,631)	(7,046)	-	-	-
Purchases of land use right	-	-	-	-	(415)
Cash receipt of disposal of fix assets	29	-	-	-	-
Purchases of intangible assets	(14)	(16)	(187)	(180)	(133)
Sales on short term investment	120	-	-	-	-
Change in restricted cash	3,527	(6,184)	(183)	(1,809)	(6,494)
Net cash used in investing activities	(17,908)	(14,423)	(1,869)	(3,169)	(21,391)

Cash flow from financing activities:
Borrowing of bank loans	32,625	14,747	1,571	3,986	31,480
Repayment of bank loans	(16,200)	(12,698)	(1,807)	(800)	(18,143)
Capital contribution (distribution)	-	-	205	(183)	(183)
Issuance of Common stock	-	471	-	-	-
Net cash provided by financing activities	16,425	2,520	(31)	3,003	13,154

Net change in increase in cash and cash equivalents	13,283	(1,409)	$(72)	1,137	(1,203)

Effect of exchange rate changes on cash and cash equivalents	1,876	1,274	(9)	6	(95)
Cash and cash equivalents, beginning of period	5,677	5,812	5,893	7,191	7,191
Cash and cash equivalents, end of period	$20,836	$5,677	$5,812	$8,334	$5,893
Supplemental cash flow information:
Interest paid	$2,119	$1,982	$183	$145	$1,141
Income taxes paid	$2,714	1,026	$18	$93	$109

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2004 AND
THREE MONTH TRANSITION PERIOD ENDED MARCH 31, 2005

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Restated)

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), the Company owns all of the equity interests of eight companies in the People’s Republic of China, (“China” or the “PRC”) described below, each, with the exception of Mei Tai, engaged in different stages of the production, marketing, packaging and development of dairy based nutritional products in China for infants, children, pregnant women and nursing mothers, and other adults under the brand names of Super, U-Smart, U-Strong, and National Standards.

Qingdao Sheng Yuan Dairy Co., Ltd. is engaged in the sales and marketing of dairy based nutritional products for infants, children and adults under its brand names of Super, U-Smart, U-Strong, and National Standards.

Qingdao ST George Dairy Co., Ltd., renamed Shengyuan Nutrition Co., Ltd. on June 5, 2007, is engaged in the production, packaging, shipping and distribution of all of Synutra’s products.

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

The following companies are consolidated for financial statement presentation:

	March 31,
	2007	2006	2005	Incorporation date
Name of subsidiaries
Qingdao St. George Dairy Co., Ltd.	100%	100%	100%	Sep-01
Qingdao Sheng Yuan Dairy Co., Ltd.	100%	100%	100%	Jan-98
Heilongjiang Loubei Sheng Yuan Food Co., Ltd.	100%	100%	100%	Apr-01
Bei’an Yipin Dairy Co., Ltd.	100%	100%	100%	Jun-04
Zhangjiakou Shen Yuan Diary Co., Ltd.	100%	100%	100%	Mar-04
Inner Mongolia Sheng Yuan Food Co.,Ltd.	100%	0%	0%	Sep-06
Inner Mongolia Meng Yuan Food Co.,Ltd.	100%	0%	0%	Apr-05	*
Mei Tai Technology (Qingdao) Co., Ltd.	100%	0%	0%	Nov-06

* The previous owner of the assets acquired was established in April, 2005.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (Restated)

A. RESTRICTED CASH

Restricted cash is 30%, 50%, or 100% bank demand deposit used as security against notes payable. This is used by the Company as a short term instrument to reduce financing cost. Cash restricted are called at the same terms of notes.

B. INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to consummate the sale.

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

The capitalized interest accrued up to March 31, 2007 and 2006 was $726,000 and $481,000, respectively, associated with construction in progress. The capitalized interest accrued up to transition period ended March 31, 2005 and the three months ended December 31, 2004 was $67,000 and $22,000 (unaudited), respectively.

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

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income but in certain limited areas applicable tax rate is 24%. Subject to this regime, the Company’s aggregate corporate income tax would have been $7.1 million and $4.1 million for the fiscal years ended March 31, 2007 and 2006, and $757,000 for the year ended December 31, 2004, respectively. Due to various preferential tax policies that some of the Company’s operating subsidiaries in China currently enjoy, the actual corporate income tax was $1.6 million, $1.4 million and $76,000 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $5.5 million, $2.7 million and $681,000 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. The per share effect of the total tax savings was $0.11, $0.05 and $0.01 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. The actual corporate income tax was $32,000 and $19,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively. The reduced tax rates or holidays accorded to the Company resulted in tax savings of $992,000 and $ 457,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively. The per share effect of the total tax savings was $0.02 and $0.01 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively. These preferential tax rates will expire at varying times in the coming years.

Qingdao St. George Dairy Co., Ltd, Heilongjiang Loubei Shengyuan Dairy Co. Ltd, Bei’an Yipin Dairy Co. Ltd and Zhangjiakou Sheng Yuan Co. Ltd., Inner Mongolia Shengyuan Food Co., Ltd., and Mei Tai Technology (Qingdao) Co., Ltd. qualify as a foreign investment production enterprise and were established in special economic zones. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward, as calculated under PRC accounting standards.

The following table illustrates tax benefits enjoyed by our subsidiaries under the current regulations:

Name of Subsidiary	Normal Tax Rate	Tax Holiday (based on calendar year)
Qingdao St. George Dairy Co., Ltd	24%	2 years tax free (2004, 2005); 3 years tax at 12% (2006-08)
Qingdao Sheng Yuan Dairy Co., Ltd.	33%	Waiver of 3% local tax for taxable years ending before Jan. 1, 2008
Heilongjiang Luobei Sheng Yuan Dairy Co., Ltd.	33%	2 years tax free (2006, 2007); 3 years tax at 16.5% (2008-10)
Bei’an Yipin Dairy Co., Ltd.	33%	2 years tax free (2005, 2006); 3 years tax at 16.5% (2007-09)
Zhangjiakou Sheng Yuan Dairy Co., Ltd.	33%	2 years tax free (2006, 2007); 3 years tax at 16.5% (2008-10)
Mei Tai Technology (Qingdao) Co., Ltd.	33%	2 years tax free (2008, 2009); 3 years tax at 16.5% (2010-12)
Inner Mongolia Sheng Yuan Food Co., Ltd.	33%	2 years tax free (2008, 2009); 3 years tax at 16.5% (2010-12)

On March 16, 2007, the National People’s Congress of China enacted the New EIT Law, which will become effective on January 1, 2008. The New EIT Law imposes a unified enterprise income tax rate of 25% on all domestic enterprises and foreign-invested enterprises unless they qualify for certain tax incentives. Under the New EIT Law, enterprises that were established and already enjoyed preferential tax treatments before March 16, 2007 will continue to enjoy them (1) in the case of reduced tax rates, for a period of five years from January 1, 2008, subject to certain phase-out rules, or (ii) in the case of fixed-term tax holidays, until the expiration of such term. Because the detailed implementing rules for the New EIT Law have not been promulgated, it is not clear how these transitional rules will be applied.

In addition, the New EIT Law sets the top rate of withholding tax on dividends to 20% and, unlike the Income Tax Law for Foreign-Invested Enterprises and Foreign Enterprises currently in effect, does not specifically exempt withholding tax on dividends paid by foreign-invested enterprises to foreign investors. Although the New EIT Law provides for the possibility of exemption or reduction of such withholding tax, the details await the forthcoming implementing rules. The ultimate withholding tax rate on dividends is subject to reduction by applicable tax treaty between China and the tax residence of the foreign investor. We are actively monitoring the withholding tax on dividends and are evaluating appropriate organizational changes to minimize any unfavorable tax consequences, to the extent practicable.

Our subsidiaries Inner Mongolia Meng Yuan Dairy Co., Ltd. and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd. are not entitled to preferential tax treatment. The applicable enterprise income tax rate for both entities is 33% for taxable years ending before January 1, 2008, and 25% thereafter.

I. GOVERNMENT SUBSIDIES

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expenses of the related assets over the useful lives of these assets. Government subsidies were $1.1 million, $734,000 and $271,000 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. There were no government subsidies for the three month transition period ended March 31, 2005 and March 31, 2004.

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

March 31, 2007
Balance sheet	RMB	7.734	to US $	1
Operating statement	RMB	7.876	to US $	1

March 31, 2006
Balance sheet	RMB	8.017	to US $	1
Operating statement	RMB	8.147	to US $	1

March 31, 2005
Balance sheet	RMB	8.277	to US $	1
Operating statement	RMB	8.277	to US $	1

December 31, 2004
Balance sheet	RMB	8.277	to US $	1
Operating statement	RMB	8.277	to US $	1

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB to fluctuate within a narrow band vis a vis the U.S. dollars. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected the changes in the foreign currency translation as reflected in the other comprehensive income / (loss) of $1.9 million, 1.3 million and $(95,000) for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. The other comprehensive income/(loss) was $(9,000) and $ 6,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively.

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

N. REVENUE RECOGNITION

The Company recognize revenue when title and risk and rewards for the products are transferred to the customer, price is fixed and determinable, and collect ability is reasonably assured. At the time of the sale, the Company also record estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of the Company’s nutritional product sales are made through distributors. The Company’s revenue arrangement with most of its distributors requires distributor advance payment prior to any shipment and delivery of goods by the Company to such distributors. Under this distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The Company applies this revenue recognition policy uniformly to all our nutritional products, including all dairy-based pediatric and adult nutritional products.

A small fraction of the Company’s nutritional product sales are through supermarket retailers directly. The Company’s revenue arrangement with these retailers requires receipt of purchase orders before product shipment and delivery. Similarly, the revenues from retailers are recognized upon shipment or delivery of the goods to the retailers under payment terms of the sales contracts which are negotiated with select long term retailers, to assure reasonable collect ability.

O. DEDUCTIONS FROM REVENUE

The Company’s gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers. These deductions represent estimates of the related obligations, requiring the use of judgment when estimating the impact of these sales deductions on gross sales for a reporting period. The Company reports these adjustments as a reduction of gross sales to arrive at net sales.

•
The Company offers rebates to key distributors, group purchasing organizations and other direct and indirect customers to sustain and increase the Company’s product market share. These rebate programs provide that distributors receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, the Company estimate rebates based on the specific terms in each agreement, historical experience, anticipated reimbursement channel mix and product growth rates. The Company considers the sales performance of products subject to rebates and other contract discounts and adjusts the provision periodically to reflect actual experience.

•
The Company records a provision for estimated sales returns due to package damage and shelf life expiration, which the Company estimates through a comparison of historical return data to related sales. The Company uses historical rates of return and adjusts for known or expected changes in the marketplace when appropriate. Sales returns amount to approximately 1% of gross product sales.

•
The Company offers cash discounts to distributors and retailers to encourage prompt payment. The Company accrues cash discounts, which are typically 1-2% of gross sales, at the time of invoicing and are recorded as revenue deductions.

•	The Company generally records discounts, rebates or other deductions shown on the invoice directly as a reduction in the gross to net sales value and they do not pass through the provision account.

 P. SHIPPING AND HANDLING

All shipping and handling are expensed as incurred and outbound freight is not billed to customers. Shipping and handling expenses are included in selling and distribution expenses. The expenses were $4.0 million, $2.8 million and $2.1 million for the fiscal years ended March 31, 2007, 2006 and December 31, 2004 respectively, and was $645,000 and $823,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively.

Q. ADVERTISING AND PROMOTION EXPENSES

Advertising and promotion expenses include salaries for all salesmen all over the Mainland China and are expensed as incurred. The advertising costs and promotion expenses were $52.3 million, $20.9 million and $8.5 million for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004 respectively, and were $1.1 million and $373,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively.

R. EMPLOYEES' BENEFITS

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

S. COMPREHENSIVE INCOME/(LOSS)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The other comprehensive income/(loss) for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004 were $1.9 million, $1.3 million and $(95,000), respectively. The other comprehensive income/(loss) was $ (9,000) and $6,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively.

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

U. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently assessing the potential effect of adopting FIN 48 on its financial statements, but preliminary analysis shows the effect to be immaterial.

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

The activity in the Company allowance for doubtful accounts during the fiscal years ended March 31, 2007 and 2006 is summarized as follows:

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

The Company recorded depreciation expense of $1.8 million, $1.4 million and $1.3 million for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. Depreciation expense was $313,000 and $310,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively.

The Company had pledged certain of its property, plant and equipment as collateral to secure bank loans with financial institutions in the PRC. The amounts of assets pledged at cost were $32.7 million and $11.6 million as of March 31, 2007 and 2006, respectively.

6. LAND USE RIGHTS (Restated)

(In thousands)	March 31, 2007	March 31, 2006
Cost:	$3,177	$1,660
Less: Accumulated amortization:	153	114
Land use rights, net	$3,024	$1,546

The Company recorded amortization expense of $40,000, $38,000 and $34,000 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. Amortization expense was $6,500 and $8,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively.

7. INVENTORIES (Restated)

The Company's inventories at March 31, 2007 and 2006 are summarized as follows:

(In thousands)	March 31, 2007	March 31, 2006
Raw materials	$4,522	$1,985
Work-in-progress	7,714	7,586
Finished goods	3,217	2,132
Packing materials and other consumables	953	86
Total Inventories	$16,406	$11,789

8. DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, interest-free and have no fixed repayment terms.

A. Classification of Related Party Balance by Nature

a.	Due from related parties

(In thousands)	March 31, 2007	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$978	$226
Sheng Zhi Da Dairy Group Corporation	-	(268)
Beijing Kelqin Dairy Co. Ltd	3,015	1,708
St. Angel (Beijing Business Service)	-	1,761
Beijing Honnete Dairy Corporation Ltd	7,207	4,185
Beijing Ao Naier Feed Stuff LLC	462	298
Beijing Ludin Xueyuan Trading Co. Ltd	80	692
Total Due from Related Companies	$11,742	$8,602

b.	Due to related parties

(In thousands)	March 31, 2007	March 31, 2006
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	$728	$705
Sheng Zhi Da Dairy Group Corporation	1,338	2,193
Beijing Kelqin Dairy Co. Ltd	863	64
St. Angel (Beijing Business Service)	5	-
Beijing Honnete Dairy Corporation Ltd	-	1,339
Beijing Ludin Xueyuan Trading Co. Ltd	1	-
Total Due to Related Companies	$2,935	$4,301

B. Classification of Related Party Transactions by Nature

a.	Due from related parties

(In thousands)	March 31, 2007	March 31, 2006

Trade receivables	$4,535	$2,018
Advance to suppliers	7,207	-
Prepayments	-	4,526
Other receivables	-	2,058
Total	$11,742	$8,602

b.	Due to related parties

(In thousands)	March 31, 2007	March 31, 2006

Trade payables	$1,685	$4,301
Other payables	1,250	-
Total	$2,935	$4,301

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

Amortization expense for fiscal years ended March 31, 2007 and 2006 and December 31, 2004 was $157,000, $87,000 and $47,000, respectively. Amortization expense was $22,000 and $12,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follow:

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

11. INCOME TAXES (Restated)

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the year ended March 31, 2007:

(In thousands)	March 31, 2007
Tax expense computed at federal statutory rate	$7,938
Foreign Rate Benefit	$(5,915)
Other Benefit	$(427)
Total income tax expenses	$1,596

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes Significant components of the Company’s net deferred tax assets are approximately as follows:

(In thousands)	March 31, 2007	March 31, 2006
Net deferred tax asset:
Net operating loss carry-forward	$432	$-
Total	$432	$-

At March 31, 2007, operating loss carry-forwards of approximately $517,000 of U.S Synutra expiring through 2027 are available to offset future taxable income. No valuation allowance is deemed necessary. Qingdao Shengyuan Dairy Co., Ltd., one of our subsidiaries in China, have recorded net losses in the past, which they may carry forward for five fiscal years from the end of the period in which the loss was recorded to offset future net income for tax purposes. We cannot, however, give any assurances that the subsidiary will record sufficient net income for tax purposes within the carry forward periods to realize the full tax benefit of these past net losses. The net operating loss of Qingdao Shengyuna Diary Co.,Ltd were $634,000 for the fiscal years ended March31, 2007. Subject to an enterprise income tax of 33%, the deferred tax assets of the company are $214,000, as of March31, 2007.

The Company’s income before income taxes was comprised of the following for the fiscal years ended March 31, 2007 and 2006, the three month transition period ended March 31, 2005 and March 31, 2004, and the fiscal year ended December 31, 2004, respectively:

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2005	2004	2004
(In thousands)				(Unaudited)
United States	$(126)	$(317)	$(20)	$6	$(79)
PRC	21,596	12,799	3,123	1,435	2,373
Total	$21,470	$12,482	$3,103	$1,441	$2,294

Income taxes are calculated on a separate entity basis.

The provisions for income taxes for the fiscal years ended March 31, 2007 and 2006, the three month transition period ended March 31, 2005 and March 31, 2004, and the fiscal year ended December 31, 2004, respectively, are summarized as follows:

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2005	2004 (Unaudited)	2004
(In thousands)
Current	$2,023	1,446	32	$19	$76
Deferred	(427)	-	-	-	-
Total	$1,596	$1,446	$32	$19	$76

Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Subject to this regime, the Company’s aggregate corporate income tax would have been $7.1 million, $4.1 million and $757,000 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. Some of the Company’s operating subsidiaries in China currently enjoy reduced tax rates or tax holidays which will expire under varying termination schedules. Due to application of such preferential tax policy, the actual corporate income tax was $1.6 million, $1.4 million and $76,000 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. The reduced tax rates or tax holidays accorded to the Company resulted in tax savings of $5.5 million, $2.7 million and $681,000, respectively. The per share effect of the total tax savings was $0.11, $0.05 and $0.01 for the fiscal years ended March 31, 2007 and 2006 and December 31, 2004, respectively. The actual corporate income tax was $32,000 and $19,000 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively. The reduced tax rates or holidays accorded to the Company resulted in tax savings of $992,000 and $ 457,000 (unaudited), respectively. The per share effect of the total tax savings was $0.02 and $0.01 (unaudited) for the three month transition period ended March 31, 2005 and March 31, 2004, respectively .

12. EARNINGS PER SHARE (EPS) (Restated)

SFAS 128 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had no outstanding options or warrants, but if these existed, they would be reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants will generally have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2005	2004	2004
				(Unaudited)
(In thousands except for per share data)
Numerator:
Net income attributable to common shareholders	$19,874	$11,035	$4,436	$934	$(380)
Denominator:
Denominator for basic income per share—weighted average shares	$50,001	48,834	46,000	46,000	46,000
Denominator for diluted income per share—weighted average shares and assumed conversions	50,001	48,834	46,000	46,000	46,000
Basic and diluted net income per share	$0.40	$0.23	$0.10	$0.02	$(0.01)

13. RELATED PARTY TRANSACTIONS (Restated)

The following related party transactions occurred during the fiscal years ended March 31, 2007 and 2006, the three month transition period ended March 31, 2005, and the fiscal year ended December 31, 2004:

Sales to Related Companies

In the fiscal years ended March 31, 2007, 2006, the transition period for the three months ended March 31, 2005 and year ended December 31, 2004, the Company’s sales to the related parties included milk fat and Non-Fat Dry Milk to Beijing Kelgin Dairy Co., Ltd. and Beijing Honnete Dairy Corporation, Ltd.; formulation ingredients to Sheng Zhi Da Dairy Group Corporation, Beijing Ao Naier Feed Stuff LLC, and Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.; and the Company’s name brand products to St Angel (Beijing Business Service) and Beijing Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. Terms of all the sales are at market price.

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a. Main Product Sales to Related Companies

(In thousands)	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2005	2004	2004
				Unaudited
Beijing Honnete Dairy Corporation Ltd	-	1,254	-		-
St. Angel (Beijing Business Service)	-	1,048	113	-	210
Beijing Kelqin Diary Co. Ltd.	5,230	—	-	-	-
Beijing Ludin Xueyuan Trading Co. Ltd	686	527	270	-	-
Total	$6,553	$2,829	$383	$-	$210

b. Ancillary Product Sales to Related Companies

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2004
				Unaudited
Beijing Kelqin Dairy Co. Ltd	$311	$2,260	$122	$-	$262
Sheng Zhi Da Dairy Group Corporation	-	376	687	-	351
Heilongjiang Baoquanling Shen Yuan Dairy Co. Ltd	3,401	3,542	806	214	2,197
Beijing Honnete Dairy Corporation Ltd	6,128	11,901	-	-	-
Beijing Ao Naier Feed Stuff LLC	130	75	17	-	-
Beijing Ludin Xueyuan Trading Co. Ltd	260	-	-	-	-
St. Angel (Beijing Business Service)	32	-	-	-	-
Total	$10,262	$18,154	$1,632	$214	$2,810

Total of main product and ancillary product sales to related companies	$16,815	$20,983	$2,015	$214	$3,020

Purchases from Related Companies

In the fiscal year ended March 31, 2007, 2006 and the three month transition period ended March 31, 2005, the Company’s purchases from related parties included whey protein powders from Beijing Kelgin Dairy Co. Ltd. and Beijing Honnete Dairy Corporation Ltd; various ingredients and materials (packaging, etc.) from Sheng Zhi Da Dairy Group Corporation; spray-dried milk powder from Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd.; and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd. Terms of these transactions are all conducted at market prices.

	Year Ended March 31,		Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2004
				Unaudited
Beijing Kelqin Dairy Co. Ltd	$3,033	$955	$97	$350	$1,159
Sheng Zhi Da Dairy Group Corporation	-	2,145	999	-	1,214
Heilongjiang Baoquanling Sheng Yuan Dairy Co. Ltd	15,139	11,987	1,309	1,448	7,385
Beijing Honnete Dairy Corporation Ltd	11,460	6,655	2,190	747	3,118
St. Angel (Beijing Business Service)	19	59	-	-	32
Total	$29,651	$21,801	$4,595	$2,545	$12,908

14. COMMITMENTS AND CONTINGENCIES (Restated)

A. CAPITAL COMMITMENTS

As of March 31, 2007, the Company had no significant capital commitments required for disclosure.

B. LEASE COMMITMENTS

The lease commitments of the Company for fiscal years ending March 31 are as follows:

(In thousands)	Inception date	Expiration date	Monthly payment	2008	2009	2010	2011	2012	Total
	20-Apr-05	14-Dec-09	$7	$87	87	61	-	-	235
Office facilities in Beijing(SOHO2903-2905)	15-Dec-04	14-Dec-09	$11	132	132	93	-	-	356
Office facilities in Beijing	1-Jan-06	31-Dec-07	$4	37	-	-	-	-	37
Office facilities in Beijing	1-Aug-06	31-Dec-07	$3	31	-	-	-	-	31
Warehouses in Qingdao	8-Aug-06	8-Aug-07	$2	7	-	-	-	-	7
Warehouses in Qingdao	5-Dec-06	5-May-07	$2	2	-	-	-	-	2
Warehouses in Qingdao	18-Jan-07	17-Jan-08	$6	59	-	-	-	-	59
Total rent expenses				$355	219	154	-	-	728

C. LEGAL PROCEEDINGS

N/A

D. GUARANTEES (Restated)

As at March 31, 2007, the Company had provided a guarantee to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $ 1.1 million in total extended to 104 farmers in the Zhangbei Area. These bank loans mature on December 25, 2007. Total amounts of bank loans under this guarantee arrangement were $1.1 million and $1.1 million as of March 31, 2006, and December31, 2004, respectively. The potential loss from this guarantee could not be estimated as the Company was unable to assess the financial position of individual farmers. However, based on general economic information available for this area, the Company believes that these loans will be repaid by the farmers upon maturity. Therefore, no liability was recorded on the balance sheet in relation to these guarantees. Total amounts of bank loans under this guarantee arrangement were $1.1 million and $1.5 million (unaudited) for the transition period ended March 31, 2005, and March 31, 2004, respectively

15. SEGMENTS

The Company has determined that it operates its business in one reportable segment based upon the manner in which internal financial information is produced and evaluated by its chief operating decision maker (“CODM”) (the Company’s Chief Executive Officer).

Majority of the consolidated revenue is generated from sales in Mainland China which comprises 93% of the consolidated revenue in fiscal year ended March 31, 2007, the remaining 7% is generated from sales to US. All of the revenue was generated from sales in Mainland China in years ended March 31, 2006 and December 31, 2004 and the three month transition period ended March 31, 2005. No single customer accounted for more than 5% of the Company's total sales in the above years or periods.

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

On April 19, 2007, the Company, Liang Zhang, and Xiuqing Meng, on the one hand, and ABN AMRO Bank N.V., Hong Kong branch (“ABN”), on the other hand, entered into a Loan Agreement (the “Loan Agreement”) pursuant to which ABN agreed to make loans (the “loans”) to the Company for a period of sixty days from the closing of Loan Agreement (the “Closing”) up to $35,000,000 (the “Commitment Amount”). The principal amount, and any unpaid accrued interest thereon, is due on October 19, 2007 (the “Maturity Date”). The loans may be prepaid without penalty prior to the Maturity Date. The loans bear interest at the one-month London interbank offered rate for deposits in US dollars plus 2.5% with interest payable on the last day of each month. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused Commitment Amount. The loans are secured by a pledge of 25,000,000 shares of the Company’s Common Stock owned by Beams Power Investment Limited, a British Virgin Islands company, the capital stock of which is beneficially owned by Liang Zhang, the Chief Executive Officer of the Company. Pursuant to the Loan Agreement, Liang Zhang and Xiuqing Meng, Mr. Zhang’s wife, are guaranteeing the Company’s obligations thereunder. The proceeds of the loans will be used to fund the expansion of infant formula production facilities, to establish a plant for the production of Chondroitin, and to purchase fixed assets for the production of nutritional food bars.

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

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Restated)

Summarized quarterly financial information in fiscal 2007 and 2006 is as follows:
(In thousands except per share data)	Fiscal Year 2007					Fiscal Year 2006
	First	Second	Third	Fourth	Total	First	Second	Third	Fourth	Total
Revenue	49,107	45,617	56,314	65,567	216,605	21,164	30,172	43,805	37,148	132,289
Gross Profit	21,460	23,409	28,131	33,705	106,705	9,508	14,548	15,875	15,705	55,636
Net Income	7,971	4,921	2,919	4,063	19,874	1,724	1,337	3,778	4,196	11,035
Earnings per share, basic and diluted	0.16	0.10	0.06	0.08	0.40	0.04	0.03	0.08	0.08	0.23

18. RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. Such restricted portions amounted to approximately $20,951,000 as of March 31, 2006 and approximately $35,165,000 as of March 31, 2007.

19. RESTATEMENT

A. THE CURRENT AMENDMENT (AMENDMENT NO. 2)

Fiscal Year Change and Transition Period

On July 15, 2005, pursuant to a Share Exchange Agreement dated as of June 14, 2005 among Vorsatech Ventures, Inc., Thomas Braun, Beams Power Investment Limited, Strong Gold Finance Ltd. and Synutra Illinois, Vorsatech Venture, Inc. issued 48,879,500 shares of its common stock in exchange for all of the issued and outstanding shares of Synutra Illinois that owned all the registered capital of its six subsidiaries (the “Exchange”). As a result of this Exchange, Synutra Illinois became a wholly owned subsidiary of Vorsatech Ventures, Inc. In conjunction with this transaction, Synutra Illinois changed its corporate year end from December 31 to March 31. On August 22, 2005, the Company filed an amendment to a current report on Form 8-K providing financial statements of Synutra, Inc. required by Rule 3-05(b) of Regulation S-X that included audited financials for years ended December 31, 2003 and 2004, and unaudited financials for the six and three months ended June 30, 2005. In subsequent filings including Form 10-K for the year ended March 31, 2007, the Company presented audited financial statements covering 12-month periods ended March 31, 2005, 2006, and 2007. These filings should have included, but did not include, audited financials for the three-month transition period ended March 31, 2005, resulting in incorrect reporting periods in these filings.  Accordingly, we are filing the Form 10-K/A to include such transition period and related disclosures.

Restricted Net Assets and Schedule 1

In the on-going assessment, the Company also analyzed its financial position, changes in financial position and results of operations of the parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented, and determined that the restricted net assets of the Company’s consolidated subsidiaries not available for distribution to the Company as of March 31, 2007 exceeded certain thresholds. In this amendment, Schedule 1 has been provided as part of the financial statement pursuant to the requirements of Rules 12-04(a) and 4-08(e)(3) of Regulation S-X to present condensed financial information of the parent company for the yearly periods ended March 31, 2007 and 2006. We also added a disclosure in Notes to the Financial Statements to describe our assessment of the restricted net assets of the Company’s consolidated subsidiaries in Note 18 above.

Adjustment

Subsequent to Amendment No. 1, we also identified that in the consolidated statements of cash flows for the year ended March 31, 2006, depreciation and amortization was understated by $508,000 in the adjustments to reconcile net income to net cash provided by operating activities, and acquisition of property, plant and equipment was understated by the same amount. As a result of this adjustment, net cash provided by operating activities increased by $508,000 and net cash used in investing activities increased by the same amount in the consolidated statements of cash flows for the year ended March 31, 2006.

Consolidated Statement of Cash Flows

The year ended March 31, 2006

The following table shows the consolidated statements of cash flows for the fiscal years indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 19, Amendment No.2.

	Fiscal Year 2006
(In thousands)	As Reported in Original Filing	As Restated in Amendment No.1	As Restated in Amendment No.2
Cash flow from operating activities:
Depreciation and amortization	$914	$914	$1,422
Notes payable	(708)	(1,825)	(1,825)
Net cash provided by operating activities	11,102	9,986	10,494

Cash flow from investing activities:
Acquisition of property, plant and equipment	(669)	(669)	(1,177)
Restricted cash	-	(6,184)	(6,184)
Net cash used in investing activities	(7,731)	(13,915)	(14,423)

Cash flow from financing activities:
Borrowing of bank loans	933	14,747	14,747
Repayment of bank loans	-	(12,698)	(12,698)
Net cash provided by financing activities	1,404	2,520	2,520

Net change in increase in cash and cash equivalents	4,775	(1,409)	(1,409)
Cash and cash equivalents, beginning of period	16,085	5,812	5,812
Cash and cash equivalents, end of period	$22,134	$5,677	$5,677

B. AMENDMENT NO. 1

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

•
Accounts payable and notes payable have been combined as accounts payable. They were reported separately in previous year. The combined amounts of accounts payable were $12.1 million and $13.1 million as of March 31, 2007 and 2006, respectively.

•
Accrued expense and other payable have been combined as other current liabilities. They were reported separately in previous year. The combined amounts of other current liabilities were $6.7 million and $5.1 million as of March 31, 2007 and 2006, respectively.

•
Retained earnings and reserves have been combined as retained earnings. They were reported separately in previous year. The combined amounts of retained earnings and reserves were $31.5 million and $11.7 million as of March 31, 2007 and 2006, respectively.

•
Government grants other than those related to assets, which were reported as a separate line item in previous year, have been reported as other income, net. The effect of the reclassification is an increase of $ 1.1 million, $271,000 and $734,000 on other income, net for the years ended March 31, 2007, 2006 and 2005, respectively. These subsidies are not related to fixed asset government explained above.

Consolidated Balance Sheets

Two years ended March 31, 2007 and 2006

The following table sets forth the consolidated balance sheets for the Company as of the dates indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 19, Amendment No.1.

	Fiscal Year 2007			Fiscal Year 2006
(In thousands)	As Reported in Original Filing	Restatement Adjustments	As Restated in Amendment No.1	As Reported in Original Filing	Restatement Adjustments	As Restated in Amendment No.1
ASSETS
Current Assets:
Cash and cash equivalents	$33,766	$(12,930)	$20,836	$22,134	$(16,457)	$5,677
Restricted cash	-	12,930	12,930	-	16,457	16,457
Notes receivable	1,313	(1,313)	-	-	-	-
Accounts receivable	5,447	1,313	6,760	2,540	-	2,540
Inventories	15,714	692	16,406	11,789	-	11,789
Other receivable, net	2,694	(675)	2,019	2,230	-	2,230
Deferred expenses	1,786	(1,534)	252	126	(30)	96
Advances to suppliers	3,073	(1,867)	1,206	354	-	354
Total current assets	75,535	(3,384)	72,151	47,818	(30)	47,788

Property, plant and equipment, net	43,470	(3,086)	40,384	13,728	(1,608)	12,120
Construction in progress	9,220	1,868	11,088	21,198	-	21,198
Land use rights, net	-	3,024	3,024	-	1,546	1,546
Deferred tax assets	218	214	432	-	-	-
Other Assets	131	62	193	265	92	357

TOTAL ASSETS	128,574	(1,303)	127,271	83,009	-	83,009

Current Liabilities:
Bank loans	35,649	17,455	53,104	13,134	23,546	36,680
Notes payable	17,972	(17, 972)	-	19,113	(19,113)	-
Accounts payable	11,568	517	12,085	12,580	499	13,079
Advances from customers	2,620	1,643	4,263	933	-	933
Other payables	6,518	(1,119)	5,399	4,569	-	4,569
Total current liabilities	79,909	523	80,432	57,126	4,932	62,058
Long term debts	-	-	-	4,932	(4,932)	-
Deferred income	-	4,138	4,138	-	-	-
Total liabilities	79,909	4,661	84,570	62,058	-	62,058
Retained earnings	37,395	(5,857)	31,538	11,664	-	11,664
Accumulated other comprehensive income	3,039	(107)	2,932	1,056	-	1,056
Total shareholders' equity	48,665	(5,964)	42,886	20,951	-	20,951

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$128,574	$(1,303)	$127,271	$83,009	$-	$83,009

Consolidated Statements of Income

Two years ended March 31, 2007

The following tables show the Consolidated Statements of Income for the fiscal years indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 19, Amendment No.1.

	Fiscal Year 2007			Fiscal Year 2006
(In thousands except earnings per share data)	As Reported in Original Filing	Restatement Adjustments	As Restated in Amendment No.1	As Reported in Original Filing	Restatement Adjustments	As Restated in Amendment No.1
Net sales	$219,404	$(2,799)	$216,605	$132,692	$(403)	$132,289
Cost of sales	109,551	349	109,900	75,423	1,230	76,653
Gross profit	109,853	(3,148)	106,705	57,269	(1,633)	55,636

Advertising and promotion expenses	53,467	(1,145)	52,322	22,541	(1,633)	20,908
General and administrative expenses	6,819	212	7,031	5,698	198	5,896
Total operating expense	85,847	(933)	84,914	43,733	(1,435)	42,298
Income from operations	24,006	(2,215)	21,791	13,536	(198)	13,338
Subsidy income	5,173	(5,173)	-	734	(734)	-
Interest expense	(2,119)	223	(1,896)	(1,982)	198	(1,784)
Other income, net	120	1,099	1,219	(45)	735	690
Income before provision for income tax	27,536	(6,066)	21,470	12,482	-	12,482
Provision for income tax	1,805	(209)	1,596	1,446	-	1,446
Net income attributable to shareholders	25,731	(5,857)	19,874	11,035	-	11,035
Currency translation adjustment	$1,983	$(107)	$1,876	$1,274	$-	$1,274
Comprehensive income	$27,714	$(5,964)	$21,750	$12,309	$-	$12,309

Earning per share—basic and diluted	0.51	(0.11)	0.40	$0.23	$-	$0.23

Consolidated Statement of Cash Flows
Two years ended March 31, 2007

The following tables show the consolidated statements of cash flows for the fiscal years indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 19, Amendment No.1.

	Fiscal Year 2007
(In thousands)	As Reported in Original Filing	Restatement Adjustments	As Restated in Amendment No.1
Cash flow from operating activities:
Net income	$25,731	$(5,857)	$19,874
Changes in operating assets and liabilities:
Inventories	(3,925)	(691)	(4,616)
Advances to suppliers	(2,719)	1,867	(852)
Other receivable, net	(1,037)	674	(363)
Deferred expenses	(1,660)	1,534	(126)
Notes payable	(1,141)	1,159	18
Advances from customers	1,687	1,643	3,330
Deferred tax assets	(219)	(213)	(432)
Other payables and accrued liabilities	2,767	(1,120)	1,647
Deferred revenue	-	4,138	4,138
Net cash provided by operating activities	11,632	3,134	14,766

Cash flow from investing activities:
Cash used for construction in progress	(10,763)	(1,868)	(12,631)
Restricted cash	-	3,527	3,527
Net cash provided by (used in) investing activities	(19,567)	1,659	(17,908)
Cash flow from financing activities:
Borrowing of bank loans	17,584	15,041	32, 625
Repayment of bank loans	-	(16,200)	(16,200)
Net cash provided by financing activities	17,584	(1,159)	16,425

Effect of exchange rate changes on cash and cash equivalents	1,983	(107)	1,876
Net change in increase in cash and cash equivalents	9,649	3,634	13,283
Cash and cash equivalents, beginning of period	22,134	(16,457)	5,677
Cash and cash equivalents, end of period	$33,766	$(12,930)	$20,836

	Fiscal Year 2006
(In thousands)	As Reported in Original Filing	Restatement Adjustments	As Restated in Amendment No.1
Cash flow from operating activities:
Notes payable	(708)	(1,116)	(1,825)
Net cash provided by operating activities	11,102	(1,116)	9,986

Cash flow from investing activities:
Restricted cash	-	(6,184)	(6,184)
Net cash used in investing activities	(7,731)	(6,184)	(13,915)
Cash flow from financing activities:
Borrowing of bank loans	933	13,814	14,747
Repayment of bank loans	-	(12,698)	(12,698)
Net cash provided by financing activities	1,404	1,116	2,520

Net change in increase in cash and cash equivalents	4,775	(6,184)	(1,409)
Cash and cash equivalents, beginning of period	16,085	(10,273)	5,812
Cash and cash equivalents, end of period	$22,134	$(16,457)	$5,677

Consolidated Statements of Stockholders’ Equity

The year ended March 31, 2007

The following tables show the consolidated statements of stockholders’ equity for the fiscal year indicated, showing previously reported amounts and restated amounts giving effect to the Restatement Adjustments described above in Note 19, Amendment No.1.

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
Balance at March 31, 2007 as reported in Original Filing	$37,395	$3,039	$48,665
Restatement Adjustments	(5,857)	(107)	(5,964)

Balance at March 31, 2007 as restated in Amendment No.1	$31,538	$2,932	$42,701

SYNUTRA INTERNATIONAL, INC.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I

Synutra International, Inc. became a parent company to all of its consolidated subsidiaries in China and in the United States through a reverse acquisition in July, 2005. Since then and until December, 2006, the Company had not had an operating account and its subsidiaries in the U.S. and China carried out various business and financial activities in its name. During the 12-month periods ended March 31, 2006 and 2007, the two yearly reporting periods inclusive and following the said reverse acquisition, only the 12 months ended March 31, 2007 saw the parent company conduct business and financial activities on its own. Therefore, the following financial statements in Schedule 1 prepared in conformity with accounting principles generally accepted in the United States include balance sheets and income statements for the 12-month periods ended March 31, 2007 and 2006, and cash flow statements for the 12 months ended March 31, 2007.

Financial information of parent company
BALANCE SHEETS

	March 31, 2007	March 31, 2006
(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$409	$-
Total current assets	409	-

Investments in subsidiaries	126,862	83,009

TOTAL ASSETS	$127,271	$83,009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Due to related parties	405	-
Total current liabilities	405	-
Total liabilities	405	-
Shareholders' equity:
Common stock, $.0001 par value: 250,000 authorized; 50,001 issued and outstanding at March 31, 2007 and 2006	5	5
Additional paid-in capital	8,226	8,226
Retained earnings	118,635	74,778
Total shareholders' equity	126,866	83,009

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$127,271	$83,009

Financial Information of parent company
STATEMENTS OF INCOME

	Year Ended Mar 31,
	2007	2006
(In thousands)
Interest income	$4	$-
Equity in earnings of subsidiaries	19,870	11,035
Net income attributable to shareholders	$19,874	$11,035

Earning per share—basic and diluted	$0.40	$0.23
Weighted average common share outstanding-basic and diluted	50,001	48,834

Financial Information of parent company
STATEMENTS OF CASHFLOWS

Year Ended Mar 31,
(In thousands)	2007

Cash flow from operating activities:
Net income	$4
Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Due to related parties	405
Net cash provided by operating activities	409

Net change in increase in cash and cash equivalents	409
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$409

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the company accounts for its subsidiaries using the equity method. Please refer to the notes to the consolidated financial statements presented above for additional information and disclosures with respect to these financial statements.

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

(In thousands) Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended March 31:
2007	$420	$573	$(176)	$817
2006	205	215	-	420
Transition Period Ended March 31:
2005	170	35	-	205
March 31, 2004 (unaudited)	101	6	-	107
Year ended December 31:
2004	101	69	-	170

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, the end of the period covered by this report, October 5, 2007, the filing date of Amendment No. 1, and January 14, 2008, the filing date of Amendment No. 2, the Company's Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company is required to disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company has concluded, consistent with its conclusion as expressed in Amendment No. 1, that based on the Company's evaluation and its ongoing assessment process to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in the Company's internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

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

Due to these material weaknesses in internal control over financial reporting -- as evidenced by the significant number and magnitude of out-of-period adjustments identified during the Company's ongoing assessment process to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting and the resulting restatements -- management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. Further, management understands that these material weaknesses, if not remediated, could result in the Company not being able to meet its regulatory filing deadlines or cause a material misstatement in the future.

REMEDIATION AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of developing and implementing remediation plans to address the material weaknesses in its internal control over financial reporting by adopting and implementing the Sarbanes Oxley Act for the Company's fiscal year ending March 31, 2008. During the second quarter of 2008, management conducted a program to plan the remediation of all identified material weaknesses and significant deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company will hire and/or appoint new managers in the accounting area and engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions are in process to address the material weaknesses in the Company's internal control over financial reporting described above:

1. Reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel to address the Company's complex accounting and financial reporting requirements, and (3) assessing the technical accounting capabilities at the Company's subsidiaries to ensure the right complement of knowledge, skills, and training.

2. Improve period-end closing procedures by (1) requiring all significant non-routine transactions to be reviewed by Corporate Accounting, (2) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (3) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (4) developing better monitoring controls at Corporate Accounting and at the Company's subsidiaries and (5) documenting and implementing antifraud programs and controls as well as comprehensive risk assessment procedures, programs and controls.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement dated as of June 14, 2005 (2)

10.2	License and Supply Agreement dated as of September 1, 2003(3)

10.3	Agreement between the Company and the Department of Finance of Zheng Lan Qi (County) of Inner Mengolia, with Amendment and attached Schedule of Investment Expenditures (4)

10.4	Agreement between the Company and Mei Hua Company and its affiliates to form Mei Tai Technology (Qingdao) Co., Ltd. (5)

21.1	List of Subsidiaries (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

______________
(1)	Incorporated herein by reference from the Registrant’s Form 10SB12G filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.

(3)	Incorporated herein by reference from the Registrant’s Form 10KSB filed with the Securities and Exchange Commission on May 5, 2006.

(4)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2006.

(5)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

(6)	Incorporated herein by reference from the Registrant's Form 10-K/A filed with the Securities and Exchange Commission on October 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 2008.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman	January 14, 2008

/s/Lawrence Lee
Lawrence Lee	Chief Financial Officer	January 14, 2008

/s/ Weiguo Zhang
Weiguo Zhang	Chief Operating Officer	January 14, 2008

/s/ Jinrong Chen
Jinrong Chen	Director	January 14, 2008

/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	January 14, 2008

/s/ Lei Lin
Lei Lin	Director	January 14, 2008

/s/ Willie Wu
Willie Wu	Director, Vice President	January 14, 2008