Form 10-Q
period 2007-12-31
Synutra International, Inc.
filed 2008-02-12
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number: 000-50601

SYNUTRA INTERNATIONAL, INC.

DELAWARE	13-4306188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2275 Research Blvd., Suite 500
Rockville, Maryland 20850

(301) 840-3888

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports (pending legal opinion), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐      No ☒

As of January 26, 2008, there were 54,000,713 shares of Common Stock, par value $0.0001 per share, issued and outstanding

SYNUTRA INTERNATIONAL, INC.

FORM 10-Q
For the Quarter Ended December 31, 2007

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
(in thousands, except per share data)
Net sales	$100,205	$56,314	$253,899	$151,039
Cost of sales	49,627	28,183	119,633	78,039
Gross profit	50,578	28,131	134,266	73,000

Selling & distribution expenses	10,301	10,093	26,191	20,330
Advertising & promotion expenses	18,974	12,419	59,428	29,953
General & administrative expenses	5,942	2,036	12,489	4,440
Total operating expenses	35,217	24,548	98,108	54,723
Income from operations	15,361	3,583	36,158	18,277

Interest expense	(1,388)	(548)	(6,156)	(1,319)
Interest income	339	109	1,539	231
Other income, net	(545)	62	(587)	356
Income before provision for income tax	13,767	3,206	30,954	17,545
Provision for income tax	2,571	287	4,634	1,733
Net income before minority interests	11,196	2,919	26,320	15,812
Minority interests	(7)	-	5	-
Net income attributable to shareholders	$11,203	$2,919	$26,315	$15,812
Other comprehensive income	4,198	849	6,796	1,478
Comprehensive income	$15,401	$3,768	$33,111	$17,290

Earning per share-basic	$0.21	$0.06	$0.50	$0.32
Earning per share-diluted	$0.21	$0.06	$0.49	$0.32
Weighted average common share outstanding-basic	54,001	50,001	52,890	50,001
Weighted average common share outstanding-diluted	54,304	50,001	53,206	50,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2007	March 31, 2007
(in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$90,575	$20,836
Restricted cash	10,818	12,930
Accounts receivable, net of allowance for doubtful accounts of $230 and $575, respectively	10,857	6,760
Inventories	50,742	16,406
Due from related parties	42	11,742
Deferred tax assets-current	868	432
Prepaid expenses and other current assets	13,439	3,477
Total current assets	177,341	72,583

Property, plant and equipment, net	71,214	51,472
Land use rights, net	3,462	3,024
Other assets	2,465	192
TOTAL ASSETS	$254,482	$127,271

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$17,113	$53,104
Long-term loan-current portion	1,848	-
Accounts payable	31,082	12,085
Due to related parties	1,104	2,935
Advances from customers	6,286	4,263
Tax payables	3,114	1,329
Other current liabilities	9,871	6,716
Total current liabilities	70,418	80,432

Long term bank loans	35,000	-
Deferred revenue	4,381	4,138
Other long term liabilities	448	-
Total liabilities	110,247	84,570
Minority interest	368	-

Shareholders' equity:
Common Stock, $.0001 par value: 250,000 authorized; 54,001 and 50,001 issued and outstanding at December 31, 2007 and March 31, 2007, respectively	5	5
Additional paid-in capital	76,607	8,226
Retained earnings	57,527	31,538
Accumulated other comprehensive income	9,728	2,932
Total shareholders' equity	143,867	42,701

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$254,482	$127,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31
	2007	2006
(in thousands)
Cash flow from operating activities:
Net income	$26,315	$15,812
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount on bank loans	2,586	-
Amortization of issuance costs on bank loans	539	-
Depreciation and amortization	3,352	1,177
Bad debt expense	19	(158)
Gain on short-term investment	-	(44)
Loss on disposal of property, plant and equipment	239	-
Impairment of property, plant and equipment	168	-
Deferred income tax	(1,071)	-
Minority interest	5	-
Changes in operating assets and liabilities:
Accounts receivable	(4,154)	(3,095)
Inventories	(30,456)	(3,160)
Due from related parties	11,990	(13,976)
Prepaid expenses and other current assets	(9,396)	(4,349)
Accounts payable	12,009	39
Due to related parties	(3,237)	(3,940)
Advances from customers	1,864	473
Tax payables	1,673	(1,089)
Deferred revenue	-	4,098
Other liabilities	3,805	3,501
Net cash provided by (used in) operating activities	16,250	(4,711)

Cash flow from investing activities:
Acquisition of property, plant and equipment	(14,134)	(10,874)
Disposal of investment in a subsidiary	(1,046)	-
Sales on short term investment	-	87
Purchases of intangible assets	(220)	(28)
Change in restricted cash	2,784	(1,369)
Advance to related companies	(3,324)	-
Advance repaid by related companies	3,324	-
Capital injection into a subsidiary	190	-
Net cash (used in) provided by investing activities	(12,426)	(12,184)

Cash flow from financing activities :
Proceeds from bank loans	98,523	55,952
Repayment of bank loans	(101,670)	(39,546)
Proceeds from issuance of common stock	65,857	-
Net cash provided by financing activities	62,710	16,406

Effect of exchange rate changes on cash and cash equivalents	3,205	1,478
Net change in cash and cash equivalents	66,534	(489)
Cash and cash equivalents, beginning of period	20,836	5,677
Cash and cash equivalents, end of period	$90,575	$6,666
Supplementary cash flows disclosure:
Interest paid	$3,475	$1,591
Income taxes paid	$2,810	$1,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”) Synutra International, Inc. (collectively with its wholly owned subsidiaries, the “Company” or “Synutra”) owns all of the equity interests of eight companies in the People’s Republic of China (“China” or “PRC”) that produce, market and sell dairy based nutritional products under the Company’s own brands in China. The Company is a leader in sales of infant formula products in China.

The Company markets its products under 圣元, or Synutra, master brand comprised of sub-brands Super, U-Smart, U-Strong, and National Standard, each targeting a different pricing tier. The Company focuses on higher-priced premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market. The Company sells substantially all of its products in China primarily to distributors who resell the products to end customers through their own distribution networks, typically composed of sub-distributors and retail outlets. This distribution network serves over 50,000 retail outlets across China. The Company’s extensive sales, customer service, customer education and distribution network has helped the Company build brand recognition and customer loyalty in its primary markets where the Company focuses on its sales and marketing efforts, which, prior to 2007, were primarily cities outside of China’s most well-known urban centers of Beijing, Shanghai, Chongqing, Tianjin and China’s provincial capitals. By leveraging its strong brand recognition in its primary markets, the Company has begun to expand into these well-known urban centers, such as Beijing, Shanghai, Chongqing and Tianjin and China’s provincial capitals, which have historically been dominated by a few, large multinational firms.

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

2. BASIS OF PRESENTATION

The Company is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K and its subsequent amendments for the fiscal year ended March 31, 2007.

These statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combination", to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Given SFAS 141R relates to prospective business combinations, the Company has currently not determined the potential effects on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.

3. BUSINESS COMBINATION

In May 2007, the Company acquired the 80% equity interest, held by Mr. Liang Zhang, the Company’s Chief Executive Officer, in Heilongjiang Baoquanling Shengyuan Diary Co., Ltd. ("BQL") for $1.41 million, which was settled in November 2007. This acquisition has been reflected as a transfer of assets between entities under common control. The acquisition resulted in a change in reporting entity in accordance with SFAS 154, “Accounting Changes and Error Corrections.” However, the Company has elected not to recast prior period financial statements and financial information for comparative purposes as BQL was not determined to be material.

Immediately after the acquisition, the Company invested $4.74 million into BQL to construct a new dairy processing facility to produce infant formula products. The minority interest holder in BQL (holding a 20% equity interest), Junchuan Ranch of Heilongjiang Province (“Junchuan Ranch”), elected not to contribute capital towards BQL’s new facility. In exchange for its capital contribution, the Company received additional shares in BQL, increasing the Company’s ownership interest in BQL to 94.62%. This transaction was not deemed to be an acquisition of minority interests as Junchuan Ranch did not participate in the capital transaction.

4. INVENTORIES

The Company's inventories at December 31, 2007 and March 31, 2007 are summarized as follows:

	December 31, 2007	March 31, 2007
(in thousands )
Raw materials	$28,477	$5,475
Work-in-progress	13,775	7,714
Finished goods	8,490	3,217
Total Inventories	$50,742	$16,406

5. DUE FROM/(TO) RELATED PARTIES

A. Classification of related party balances by name

a. Due from related parties

	December 31, 2007	March 31, 2007
(in thousands)
Beijing Honnete Dairy Corporation Ltd.	$-	$7,207
Beijing Kelqin Dairy Co. Ltd.	-	3,015
Beijing Luding Xueyuan Trading Co. Ltd.	42	80
Heilongjiang Baoquanling Shengyuan Dairy Co. Ltd	-	978
Beijing Ao Naier Feed Stuff LLC	-	462
Total Due from Related Companies	$42	$11,742

b. Due to related parties

	December 31, 2007	March 31, 2007
(in thousands )
Sheng Zhi Da Dairy Group Corporation	$1,042	$1,338
Beijing Luding Xueyuan Trading Co. Ltd.	39	1
St. Angel (Beijing Business Service)	20	5
Beijing Kelqin Dairy Co. Ltd.	-	863
Beijing Honnete Dairy Corporation Ltd.	3	-
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	-	728
Total Due to Related Companies	$1,104	$2,935

The above-mentioned entities are considered related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder.

B. Classification of related party balances by nature

a. Due from related parties

	December 31, 2007	March 31, 2007
(in thousands)
Trade receivables	$42	$4,535
Advance to suppliers	-	7,207
Total	$42	$11,742

b. Due to related parties

	December 31, 2007	March 31, 2007
(in thousands)
Trade payables	$57	$1,685
Other payables	1,047	1,250
Total	$1,104	$2,935

6. PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2007	March 31, 2007
(in thousands)
Cost:
Buildings and leasehold improvements	$26,849	$16,638
Plant and machinery	34,656	23,284
Office equipment and furnishings	2,948	1,984
Motor vehicles	1,432	1,040
	65,885	42,946
Less: Accumulated depreciation:
Buildings and leasehold improvement	2,808	1,798
Plant and machinery	5,703	3,450
Office equipment and furnishings	696	472
Motor vehicles	584	590
Total of accumulated depreciation	9,791	6,310
Construction in progress	15,120	14,836
Property, plant and equipment, net	$71,214	$51,472

7. LAND USE RIGHTS

	December 31, 2007	March 31, 2007
(in thousands)
Cost:	$3,647	$3,177
Less: Accumulated amortization:	185	153
Land use right, net	$3,642	$3,024

8. BANK LOANS AND WARRANTS

On April 19, 2007, the Company entered into a bridge loan agreement with ABN AMRO Bank N.V., Hong Kong branch (“ABN”), in the amount of $35.0 million (the “Bridge Loan Agreement”). The principal amount and unpaid accrued interest under the Bridge Loan Agreement were repaid on October 18, 2007.

In addition, pursuant to a USD facility side letter and warrant agreement dated April 19, 2007 between the Company and ABN, the Company is obligated to issue warrants to ABN to purchase up to 400,000 shares of the Company’s common stock (the “Warrant Agreement”). On April 19, 2007 and October 11, 2007, respectively, the Company issued warrants to purchase 200,000 shares of its common stock at $8.84 per share and the remaining 200,000 shares at the same price. All of the warrants may be exercised up to the third anniversary of the completion of a “Qualified Public Offering”, as defined in the warrant agreement.

The fair value of the warrants was $2.7 million at the grant date, estimated on the basis of the Black-Scholes-Merton option-pricing formula with the following assumptions:

2007
Expected volatility	43.86%
Risk-free interest rate	4.66%
Expected dividend yield	0.00%
Contractual life of the warrant (years)	4.2

The proceeds of the 2007 loan were allocated to the debt and the warrants based on their relative values, resulting in $32.4 million and $2.6 million being allocated to the debt and warrants, respectively. This amount has been recorded as an increase to additional paid in capital with a corresponding debt discount, which is being amortized over the term of the loan utilizing the effective interest method.

On October 11, 2007, ABN and certain other lenders provided a three year term loan to the Company in the aggregate amount of $35.0 million (the “Loan Agreement”). The principal amount, and any unpaid accrued interest, are due on October 11, 2010 and may be prepaid without penalty. The proceeds of the loan were used to pay the outstanding principle and accrued interest of the ABN Bridge Loan described above. The loan bears interest at the three-month London interbank offered rate (“LIBOR”) for deposits in US dollars plus 3.5% with interest payable on the last day of each three month period. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused commitment amount. The loan is secured by a pledge of 10,000 shares of common stock of Synutra, Inc., an Illinois corporation wholly-owned by the Company.

The Loan Agreement provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The Loan Agreement also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratios, tangible net worth, and indebtedness to tangible net worth ratio. Specifically these financial covenants do not permit (1) the Company’s consolidated interest coverage ratio as of the end of any fiscal quarter to be lower than 5.00; (2) the Company’s consolidated leverage ratio to be higher than 2.00, 1.80 and 1.50, with respect to such fiscal quarter ending during the period beginning on October 1, 2007 and ending on September 30, 2008, beginning on October 1, 2008 and ending on September 30, 2009, and beginning on October 1, 2009 and ending on the Maturity Date, respectively; (3) the Company’s consolidated tangible net worth to be less than $132 million on any date during the period beginning on January 1, 2008 and ending on December 31, 2008, less than $200 million during the period beginning on January 1, 2009 and ending on December 31, 2009, and less than $265 million during the period beginning on January 1, 2010 and ending on the maturity date; (4) the ratio of consolidated indebtedness to consolidated net worth to be higher than 0.80 on any date during the period beginning on January 1, 2008 and ending on December 31, 2008, higher than 0.70 during the period beginning on January 1, 2009 and ending on December 31, 2009, and higher than 0.60 during the period beginning on January 1, 2010 and ending on the maturity date. Upon the occurrence of certain events of default, the Company’s obligations under the Loan Agreement may be accelerated and the lending commitments terminated. Such events include (i) failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants, (iii) the attachment of assets, and (iv) the filing of a petition in bankruptcy. No such event has occurred and the Company was in compliance with the covenants as of December 31, 2007.

In addition to the above Loan Agreement with ABN, as at December 31, 2007 and March 31, 2007, the Company had short-term loans from banks in the amount of $17.1 million and $53.1 million, respectively, bearing interest ranging from 6.39% to 7.29% per annum. Such loans are extendable for terms of no less than one year to December 2008. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $5.7 million and $32.7 million as of December 31, 2007 and March 31, 2007, respectively.

As at December 31, 2007, BQL had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $1.8 million bearing interest at 3.24% per annum. The loan, maturing on August 16, 2008, is secured by the pledge of certain fixed assets held by BQL and by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

9. INCOME TAXES

The Company’s income before income taxes was comprised of the following for the three and nine months ended December 31, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
(in thousands)
United States	$(2,899)	$(182)	$(5,402)	$(332)
PRC	16,666	3,388	36,356	17,877
Total Income Before Tax	$13,767	$3,206	$30,954	$17,545

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

The Company adopted the provisions of FIN 48 effective April 1, 2007. Based on its FIN 48 analysis and documentation, the Company has made its assessment of the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits, and has measured the unrecognized tax benefits associated with the tax positions. As of December 31, 2007, the Company has recorded FIN 48 liabilities of approximately $388,000 for its PRC subsidiaries. It also recognized interest and/or penalties associated to the uncertain tax positions of $ 60,000 in the FIN 48 tax provision.

The years 2001 to 2007 remain subject to examination by the PRC tax authorities.

The Company has concluded that there are no material uncertain tax positions for the U.S. subsidiary. The years 2003 to 2007 remain subject to examination by the United States tax authorities.

As at December 31, 2007, undistributed earnings of the Company’s PRC subsidiaries of approximately $54.3 million, excluding statutory reserve and welfare funds under PRC law, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in the PRC.

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated a new tax law, which took effect beginning January 1, 2008. The Company’s PRC subsidiaries will then measure and pay enterprise income tax pursuant to the New Tax Law. Under the new tax law, foreign investment enterprise and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations.

Income taxes are calculated on a separate entity basis. Each of the Company’s subsidiaries files stand-alone tax returns and the Company does not file a consolidated tax return. The provisions for income taxes for the three and nine months ended December 31, 2007 and 2006, respectively, are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2007	2006	2007	2006
(in thousands)
Current-PRC	$3,513	$287	$5,705	$1,733
Deferred tax benefit-PRC	(942)	-	(569)	-
Deferred tax benefit-US	-	-	(502)	-
Total	$2,571	$287	$4,634	$1,733

10. COMMON STOCK

On May 24, 2007, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Warburg Pincus Private Equity IX, L.P. (the “Investor”), pursuant to which the Investor agreed to acquire 4 million shares of the Company’s common stock for an aggregate purchase price of $66 million, net of issuance costs of $ 145,000. The closing of the transaction took place on June 15, 2007. The Company intends to use the net proceeds from this financing for general corporate purposes. Pursuant to the terms of the Purchase Agreement so long as the Investor owns at least 50% of the common stock acquired by the Investor pursuant to the Purchase Agreement, the Investor has the right to designate a person to serve on the Board of Directors of the Company (the “Investor Designee”), and the Company has agreed to use its best efforts to nominate and cause the Investor Designee to be elected to the Company’s Board of Directors.

11. COMPREHENSIVE INCOME

Comprehensive income includes charges and credits to equity from non-owner sources and comprises two subsets: net earnings and other comprehensive income which relates to foreign exchange translation adjustments. Total comprehensive income comprises the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
(in thousands)
Net income	$11,203	$2,919	$26,315	$15,812
Other comprehensive income	4,198	849	6,796	1,478
Total comprehensive income	$15,401	$3,768	$33,111	$17,290

12. NET INCOME PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
(in thousands)
Net income	$11,203	$2,919	$26,315	$15,812
Basic weighted average common shares outstanding	54,001	50,001	52,890	50,001
Dilutive potential common shares from warrants	303	-	316	-
Diluted weighted average shares outstanding	54,304	50,001	53,206	50,001
Net income per share - basic	$0.21	$0.06	$0.50	$0.32
Net income per share - diluted	$0.21	$0.06	$0.49	$0.32

13. COMMITMENTS AND CONTINGENCIES

A. Purchase Commitments

As of December 31, 2007, the Company had outstanding commitments in the amount of $27.8 million for advertising and purchase of raw materials within the next 12 months.

B. Capital commitments

As of December 31, 2007, the Company’s capital commitments amounted to $14.5 million in relation to asset improvement and plant expansion within the next 12 months.

C. Lease commitments

The lease commitments of the Company as at December 31, 2007 and 2006 were $20,000 and $257,000, respectively.

 D. Legal proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the amount, and ultimate liability, if any with respect to these actions will materially affect our business, financial position, results of operations or cash flows. The Company cannot assure, however, that such actions will not be material and will not adversely affect our business, financial position, results of operations or cash flows.

E. Guarantees

As at December 31, 2007, the Company had an outstanding guarantee issued to the Zhangbei Branch of the Agriculture Bank of China related to various bank loans totaling $1.1 million to 104 diary farmers in the Zhangbei Area (the “Guarantee”). Such loans matured on December 25, 2007, but as of December 31, 2007, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million.

On December 27, 2007, the People’s Bank of China ("PBOC"), and China Banking Regulatory Commission ("CBRC"), issued a joint decree requesting all banks in China to extend the maturity of their loans to the diary farmers with maturity dates between January 1, 2006 to June 30, 2008. The PBOC and CBRC did not specify the extension periods for such loans but rather directed the lending banks to determine the length of such extension.

This decree represents the PRC government’s efforts to boost the country’s fresh milk production which has been challenged by rising animal feed costs. In order to encourage diary cow farmers to increase their production without substantially increasing milk prices, the government is taking initiatives to subsidize diary farmers.

To the best knowledge of the Company, the Agriculture Bank of China has not determined the extension period for the above loans. Although the Company is in discussions with the lending bank to determine the extension periods for such loans, no agreement has been reached and the Company is still obligated under the Guarantee. The Company has prepared its best estimate of possibly losses related to these loans based on a weighed average range of likely probabilities and potential payments that would be required under the Guarantee, and estimated a potential loss of $352,000 related to the Guarantee. This amount has been recorded as current liability on the balance sheet.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sections of this Quarterly Report on Form 10-Q (the “Form 10-Q”) including, in particular, the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations above, contain forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The factors described below in PART II. OTHER INFORMATION -- Item 1A. Risk Factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements.  Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

EXECUTIVE OVERVIEW

The Company produces, markets and sells nutritional products under its own brands in China, and is a leader in sales of infant formula products in China.

The Company markets its products under 圣元, or Synutra, master brand comprised of sub-brands Super, U-Smart, U-Strong, and National Standard, each targeting a different pricing tier. The Company focuses on higher-priced premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market. The Company sells substantially all of its products in China primarily to distributors who resell the products to end customers through their own distribution networks, typically composed of sub-distributors and retail outlets. The Company’s distribution network serves over 50,000 retail outlets across China. The Company’s extensive sales, customer service, customer education and distribution network has helped the Company build brand recognition and customer loyalty in its primary markets where the Company focuses on its sales and marketing efforts, which, prior to 2007, were primarily cities outside of China’s most well-known urban centers of Beijing, Shanghai, Chongqing, Tianjin and China’s provincial capitals. By leveraging its strong brand recognition in its primary markets, the Company has begun to expand into these well-known urban centers, such as Beijing, Shanghai, Chongqing and Tianjin and China’s provincial capitals, which have historically been dominated by a few, large multinational firms.

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

The Company's net sales for the nine months ended December 31, 2007 increased by 68.1% to $253.9 million from $151.0 million for the same period in the previous year. The Company's gross profit for the nine months ended December 31, 2007 increased by 83.9% to $134.3 million from $73.0 million for the same period in the previous year. The Company's net income for the nine months ended December 31, 2007 increased by 66.4 % to $26.3 million from $15.8 million for the same period in the previous year.

This significant increase in the Company's net sales and gross profit is attributable primarily to the following:

•
Rapid growth of the infant formula market in China, which increased in terms of sales revenue by 96.5% from RMB11.4 billion in 2006 to RMB22.4 billion in 2007, according to Euromonitor, an international market research company;

•
Strong sales in the Company's primary markets, areas that the Company believes are experiencing rapid growth in powdered infant formula consumption as compared to well-known urban centers historically dominated by multinational players, enabling the Company to increase its national market share;

•
Increases in the Company's average selling prices and gross margins resulting from increases in sales of its premium infant formula products with higher selling prices, which are one of the Company's fastest growing product categories.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net Sales

Net sales for the three months ended December 31, 2007 increased by 77.9% to $100.2 million from $56.3 million for the same period in the previous year. This increase in net sales was a result of an increase in volume of products sold and an increase in average selling price. The increase in the volume of products sold was partly driven by the growth of the infant formula market in China and increased market awareness for the Company’s products as a result of the Company’s intensive marketing initiatives. These marketing initiatives were built around a TV advertising campaign that began in September 2006, which was enhanced by continued targeted sales and promotional activities at the store level.

Net sales of the Company’s nutritional products, such as the infant formula for infants and children and adults under the brand names of Super, U-Smart, U-Strong, and National Standards accounted for over 91.1% of the Company’s total sales. Net sales of the Company’s nutritional products for the three months ended December 31, 2007 increased by 111.9% to $91.3 million from $43.1 million for the same period in the previous year, principally as a result of the following factors:

•
Volume of nutritional products sold increased by 67.2% to 12,259 tons for the three months ended December 31, 2007 from 7,331 tons for the same period in the previous year, resulting in an increase of $29.0 million in net sales.

•
The average selling price of the Company’s nutritional products for the three months ended December 31, 2007 increased by 26.7% to $7,448 per ton from $5,878 per ton for the same period in the previous year, resulting in an increase of $19.3 million in net sales. This increase in average selling price was primarily a result of substantial price increases for the U-Smart series, and the change in product mix toward products with higher prices.

Net sales from the Company’s other activities, such as the sales of chondroitin sulfate and industrial materials and the provision of certain services, such as toll drying, blending and packaging services, for the three months ended December 31, 2007 decreased by 32.7% to $8.9 million from $13.2 million for the same period in the previous year due to fluctuations in the Company’s capacity and customer orders.

Cost of Sales

Cost of sales for the three months ended December 31, 2007 increased by 76.1% to $49.6 million from $28.2 million for the same period in the previous year. This increase in cost of sales was a result of increases in both the price and volume of raw materials purchased.

The cost of sales for the Company’s nutritional products for the three months ended December 31, 2007 increased by169.7% to $41.8 million from $15.5 million for the same period in the previous year. The increase in the volume of nutritional products sold for the three months ended December 31, 2007 as compared to the same period in the previous year resulted in a $10.4 million increase in the Company’s cost of sales. The increase in the price of raw materials costs for the three months ended December 31, 2007 as compared to the same period in the previous year resulted in an aggregate $15.9 million increase in the Company’s cost of sales. Prices of raw milk and whey protein powder, which are major components of the cost of sales of the Company’s nutritional products, have increased as compared to the same period in the previous year. The Company expects that the prices of these materials may continue to rise due to a shortage of milk supply and a general increase in commodities prices, especially for agriculture products. This would in turn affect the unit cost of sales for the Company’s nutritional products.

The cost of sales from the Company’s other products and services for the three months ended December 31, 2007 decreased by 38.6% to $7.8 million from $12.7 million for same period in the previous year in line with the decrease of net sales from such products and services.

Gross Profit and Gross Margin

Gross profit for the three months ended December 31, 2007 increased by 79.8% to $50.6 million from $28.1 million for the same period in the previous year. The Company’s gross margin increased to 50.5% for the three months ended December 31, 2007 from 50.0% for the same period in the previous year.

The increase in gross profits was primarily a result of increased volume of nutritional products sold and increased average selling prices of nutritional products recorded during the period. The increase in gross margin was primarily due to the implementation of the Company’s targeted sales incentive programs that resulted in a significant increase in the sales of the Company’s higher margin product lines, which recorded significant increases. For the three months ended December 31, 2007, the sales of the Company’s premium infant formula brand with higher gross margin, the Super Baby series, accounted for 41.3% of the Company’s total sales of infant formula products, representing an increase of approximately 16.7 percentage points as compared to the same period in the previous year.

Selling and Distribution Expenses

Selling and distribution expenses for the three months ended December 31, 2007 increased by 2.1% to $10.3 million from $10.1 million for the same period in the previous year. Total compensation for the Company’s sales staff for the three months ended December 31, 2007 increased by 108.0% to $5.2 million from $2.5 million for the same period in the previous year. This increase was primarily due to the implementation of a performance-related incentive program. In addition, the increase in the number of sales staff to 2,198 as of December 31, 2007 from 1,902 as of the same date in the previous year also contributed to the increase in sales staff compensation., As a result of the increases in sales and business activities, transportation expenses for the three months ended December 31, 2007 increased by 53.8% to $2.0 million from $1.3 million for the same period in the previous year, in proportion to the increase in sales. Travel expenses for the three months ended December 31, 2007 increased by 45.8% to $782,000 from $536,000 for the same period in the previous year. Entertainment, event, communication and marketing expenses for the three months ended December 31, 2007 decreased by 60.0% to $2.3 million from $5.8 million for the same period in the previous year, due mainly to a reduction in market consulting expenses and a reclassification of certain marketing expenses (primarily end-cap placement costs, admission fees, and other expenses paid to the shopping mall/supermarket operators) to reduction of revenue.

Advertising and Promotion Expenses

Advertising and promotion expenses for the three months ended December 31, 2007 increased by 52.8% to $19.0 million from $12.4 million for the same period in the previous year, due to increased nationwide TV advertising campaign and intensive promotional activities at store level. Advertising expenses for the three months ended December 31, 2007 accounted for 28.1% of total advertising and promotion expenses, representing an increase of 76.7% to $5.3 million from $3.0 million for the same period in the previous year. Promotion expenses for the three months ended December 31, 2007 accounted for 71.9% of total advertising and promotion expenses, representing an increase of 43.2% to $13.6 million from $9.5 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2007 increased by 195.0% to $5.9 million from $2.0 million for the same period in the previous year. Most of the increases were for corporate staff salaries, management expenses, and legal, accounting, and consulting costs related to corporate transactions, increased auditing and other professional costs.

Interest Income

Interest income for the three months ended December 31, 2007 increased to $339,000 from $109,000 for the same period in the previous year due to significant increases in the Company’s cash and cash equivalent balances.

Interest Expense

Interest expense for the three months ended December 31, 2007 increased to $1.4 million from $548,000 for the same period in the previous year, due primarily to borrowings from ABN and the amortization of debt discount associated with the issuance of warrants to ABN.

Provision for Income Taxes

The provision for income taxes, which is computed on an individual legal entity basis, was $2.6 million and $287,000 for the three months ended December 31, 2007 and 2006, respectively. The Company’s effective tax rate increased to 18.7% for the three months ended December 31, 2007 from 9.0% for the same period in the previous year. This increase in the Company’s effective income tax rate was due to the expiration of a tax holiday enjoyed by Shengyuan Nutritional Food Co., Ltd.

Net Income Attributable to Stockholders

As a result of the foregoing, net income attributable to stockholders for the three months ended December 31, 2007 increased by 283.8% to $11.2 million from $3.0 million for the same period in the previous year.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Net Sales

Net sales for the nine months ended December 31, 2007 increased by 68.1% to $253.9 million from $151.0 million for the same period in the previous year. This increase in net sales was a result of an increase in volume of products sold and an increase in average selling price. The increase in the volume of products sold was partly driven by the growth of the infant formula market in China and increased market awareness for the Company’s products as a result of the Company’s marketing initiatives. These marketing initiatives were built around a TV advertising campaign that started in September 2006, which was enhanced by continued targeted sales and promotional activities at the store level.

Net sales of the Company’s nutritional products, such as the infant formula for infants and children and adults under the brand names of Super, U-Smart, U-Strong, and National Standards accounted for over 88.4% of the Company’s total sales. Net sales of the Company’s nutritional products for the nine months ended December 31, 2007 increased by 93.9% to $224.5 million from $115.8 million for the same period in the previous year, principally as a result of the following factors:

•
Volume of nutritional products sold increased by 51.9% to 30,035 tons for the nine months ended December 31, 2007 from 19,767 tons for the same period in the previous year, resulting in an increase of $60.1 million in net sales.

•
The average selling price of the Company’s nutritional products for the nine months ended December 31, 2007 increased by 27.6% to $7,475 per ton from $5,856 per ton for the same period in the previous year, resulting in an increase of $48.6 million in net sales. This increase in average selling price was primarily a result of substantial price increases for the U-Smart series, and the change in product mix toward products with higher prices.

Net sales from the Company’s other activities, such as the sales of chondroitin sulfate and industrial materials and the provision of certain services, such as toll drying, blending and packaging services, for the nine months ended December 31, 2007 decreased by 16.7% to $29.4 million from $35.3 million for the same period in the previous year due to fluctuations in the Company’s capacity and customer orders.

Cost of Sales

Cost of sales for the nine months ended December 31, 2007 increased by 53.3% to $119.6 million from $78.0 million for the same period in the previous year. This increase in cost of sales was a result of increases in both the price and volume of raw materials purchased.

The cost of sales for the Company’s nutritional products for the nine months ended December 31, 2007 increased by 111.8% to $95.1 million from $44.9 million for the same period in the previous year. The increase in the volume of nutritional products sold for the nine months ended December 31, 2007 as compared to the same period in the previous year resulted in a $23.3 million increase in the Company’s cost of sales. The increase in the price of raw materials costs for the nine months ended December 31, 2007 as compared to the same period in the previous year resulted in an aggregate $26.9 million increase in the Company’s cost of sales. Prices of raw milk and whey protein powder, which are major components of the cost of sales of the Company’s nutritional products, have increased as compared to the same period in the previous year. The Company expects that the prices of these materials may continue to rise due to a shortage of milk supply and a general increase in commodities prices, especially for agriculture products. This would in turn affect the unit cost of sales for the Company’s nutritional products.

The cost of sales from the Company’s other products and services for the nine months ended December 31, 2007 decreased by 26.0% to $24.5 million from $33.1 million for same period in the previous year in line with the decrease of net sales from such products and services.

Gross Profit and Gross Margin

Gross profit for the nine months ended December 31, 2007 increased by 83.9% to $134.3 million from $73.0 million for the same period in the previous year. The Company’s gross margin increased to 52.9% for the nine months ended December 31, 2007 from 48.3% for the same period in the previous year.

The increase in gross profits was primarily a result of increased volume of nutritional products sold and increased average selling prices of nutritional products recorded during the period. The increase in gross margin was primarily due to the implementation of the Company’s targeted sales incentive programs that resulted in a significant increase in the sales of the Company’s higher margin product lines, which recorded significant increases. For the nine months ended December 31, 2007, the sales of the Company’s premium infant formula brand with higher gross margin, the Super Baby series, accounted for 39.0% of the Company’s total sales of infant formula products, representing an increase of approximately 16.3 percentage points as compared to the same period in the previous year.

Selling and Distribution Expenses

Selling and distribution expenses for the nine months ended December 31, 2007 increased by 28.8% to $26.2 million from $20.3 million for the same period in the previous year. Total compensation for the Company’s sales staff for the nine months ended December 31, 2007 increased by 72.9% to $10.8 million from $6.2 million for the same period in the previous year. This increase was due primarily to the implementation of a performance-related incentive program. In addition, the increase in the number of sales staff to 2,198 as of December 31, 2007 from 1,902 as of the same date in the previous year also contributed to the increase in sales staff compensation. As a result of the increases in sales and business activities, transportation expenses for the nine months ended December 31, 2007 increased by 60.3% to $4.6 million from $2.9 million for the same period in the previous year, in proportion to the increase in sales. Travel expenses for the nine months ended December 31, 2007 increased by 43.8% to $2.1 million from $1.5 million for the same period in the previous year. Entertainment, event, communication and marketing expenses for the nine months ended December 31, 2007 decreased by 11.0% to $8.7 million from $9.7 million for the same period in the previous year mainly due to a reclassification of certain marketing expenses (primarily end-cap placement costs, admission fees, and other expenses paid to the shopping mall/supermarket operators) to reduction of revenue.

Advertising and Promotion Expenses

Advertising and promotion expenses for the nine months ended December 31, 2007 increased by 98.4% to $59.4 million from $30.0 million for the same period in the previous year, due to increased nationwide TV advertising campaign and intensive promotional activities at store level. Advertising expenses for the nine months ended December 31, 2007 accounted for 35.7% of total advertising and promotion expenses, representing an increase of 253.3% to $21.2 million from $ 6.0 million for the same period in the previous year. Promotion expenses for the nine months ended December 31, 2007 accounted for 64.3% of total advertising and promotion expenses, representing an increase of 59.8% to $38.2 million from $23.9 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2007 increased by 181.3% to $12.5 million from $4.4 million for the same period in the previous year. Most of the increases were for staff salaries, management expenses, and legal, accounting, and consulting costs related to corporate transactions, increased auditing and other professional costs.

Interest Income

Interest income for the nine months ended December 31, 2007 increased to $1.5 million from $231,000 for the same period in the previous year due to significant increases in the Company’s cash and cash equivalent balances.

Interest Expense

Interest expense for the nine months ended December 31, 2007 increased to $6.2 million from $1.3 million for the same period in the previous year, due primarily to borrowings from ABN and the amortization of debt discount associated with the issuance of warrants to ABN.

Provision for Income Taxes

The provision for income taxes, which is computed on an individual legal entity basis, was $4.6 million and $1.7 million for the nine months ended December 31, 2007 and 2006, respectively. The Company’s effective tax rate increased to 15.0% for the nine months ended December 31, 2007 from 9.9% for the same period in the previous year. This increase in the Company’s effective income tax rate was due to the expiration of a tax holiday enjoyed by Shengyuan Nutritional Food Co., Ltd.

Net Income Attributable to Stockholders

As a result of the foregoing, net income attributable to stockholders for the nine months ended December 31, 2007 increased by 66.4% to $26.3 million from $15.8 million for the same period in the previous year.

CHANGE IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial condition has improved during the nine months ended December 31, 2007. The cash and cash equivalent balance increased by $69.8 million to $90.6 million at December 31, 2007, as compared to $20.8 million at March 31, 2007.

Cash flows from operating activities

Net cash provided by operating activities was $16.3 million for the nine months ended December 31, 2007, as compared to net cash used in operating activities of $4.7 million for the nine months ended December 31, 2006. Net cash provided by operating activities in the nine months ended December 31, 2007 was mainly due to net income of $26.3 million, a $12.0 million increase in accounts payable, and a $12.0 million decrease in due from related parties, offset by a $30.5 million increase in inventory. The increase in inventory was, in general, resulted from the increase in the Company’s sales activities. In addition, the Company also increased its inventory level in preparation for the forthcoming Chinese New Year holiday.

Cash flows from investing activities

Net cash used in investing activities was $12.4 million for the nine months ended December 31, 2007, as compared to $12.2 million for the nine months ended December 31, 2006. This was due primarily to the Company’s plant expansion to increase its production capacities. Cash invested in purchases of property and equipment was $14.1 million and $10.9 million for the nine months ended December 31, 2007 and 2006, respectively. Restricted cash decreased by $2.8 million in the nine months ended December 31, 2007, as compared to an increase of $1.4 million in the nine months ended December 31, 2006. Restricted cash represents cash deposited with banks as security against notes payable.

Cash flows from financing activities

Net cash provided by financing activities was $62.7 million for the nine months ended December 31, 2007, as compared to $16.4 million for the nine months ended December 31, 2006. The cash provided by financing activities during the nine months ended December 31, 2007 was primarily related to the proceeds from the issuance of common stock to Warburg Pincus and from the borrowings with ABN, partially offset by the repayment of short term borrowings from domestic banks. Net cash provided by financing activities for the nine months ended December 31, 2006 was primarily related to the proceeds from short term bank loans of $56.0 million, partially offset by the repayment of short term borrowings of $39.5 million.

Outstanding indebtedness

On October 11, 2007, ABN and certain other lenders provided a three year term loan to the Company in the aggregate amount of US$35.0 million. The principal amount, and any unpaid accrued interest, is due on October 11, 2010 and may be prepaid without penalty. The proceeds of the loan were used to pay the outstanding principle and accrued interest of the ABN bridge loan described above.  The loan bears interest at LIBOR for deposits in US dollars plus 3.5% with interest payable on the last day of each three month period. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused Commitment Amount. The loans are secured by a pledge of 10,000 shares of common stock of Synutra, Inc., an Illinois corporation wholly-owned by the Company.

The Loan Agreement provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The Loan Agreement contains financial covenants that do not permit (1) the Company’s consolidated interest coverage ratio as of the end of any fiscal quarter to be lower than 5.00; (2) the Company’s consolidated leverage ratio to be higher than 2.00, 1.80 and 1.50, with respect to such fiscal quarter ending during the period beginning on October 1, 2007 and ending on September 30, 2008, beginning on October 1, 2008 and ending on September 30, 2009, and beginning on October 1, 2009 and ending on the Maturity Date, respectively; (3) the Company’s consolidated tangible net worth to be less than $132 million on any date during the period beginning on January 1, 2008 and ending on December 31, 2008, less than $200 million during the period beginning on January 1, 2009 and ending on December 31, 2009, and less than $265 million during the period beginning on January 1, 2010 and ending on the maturity date; (4) the ratio of consolidated indebtedness to consolidated net worth to be higher than 0.80 on any date during the period beginning on January 1, 2008 and ending on December 31, 2008, higher than 0.70 during the period beginning on January 1, 2009 and ending on December 31, 2009, and higher than 0.60 during the period beginning on January 1, 2010 and ending on the maturity date. The Company has performed an analysis of the above ratios and confirmed that these financial covenants were satisfied as of December 31, 2007.

In addition to the Loan Agreement with ABN, as of December 31, 2007, the Company had short-term loans from banks in the amount of $17.1million bearing interest ranging from 6.39% to 7.29% per annum. Such loans are extendable for terms of no less than one year to December 2008.

As at December 31, 2007, BQL had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $1.8 million bearing interest at 3.24% per annum. The loan, maturing on August 16, 2008, is secured by the pledge of certain fixed assets held by BQL and by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

OFF-BALANCE SHEET ARRANGEMENTS

As disclosed in footnote 13 to the unaudited Condensed Consolidated Financial Statements, the Company does not have any special purpose entities or off-balance sheet financing arrangements. However, the Company guarantees certain bank loans to farmers as discussed below.

As of December 31, 2007, the Company had an outstanding guarantee issued to the Zhangbei Branch of the Agriculture Bank of China related to various bank loans of $1.1 million to 104 diary farmers in the Zhangbei Area. Such loans matured on December 25, 2007, but as of December 31, 2007, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million.

On December 27, 2007, the People’s Bank of China, and China Banking Regulatory Commission, issued a joint decree requesting all banks in China to extend their loans to the diary farmers with maturity dates between January 1, 2006 to June 30, 2008. The PBOC and CBRC did not specify the extension periods for such loans but rather directed the lending banks to determine the length of such extension.

This decree represents the PRC government’s efforts to boost the country’s fresh milk production which has been challenged by rising animal feed costs. In order to encourage diary cow farmers to increase their production without substantially increasing milk prices, the government is taking initiatives to subsidize the diary farmers.

To the best knowledge of the Company, the Agriculture Bank of China has not determined the extension period for the above loans. Although the Company is in discussions with the lending bank to determine the extension periods for such loans, no agreement has been reached and the Company is still obligated under the Guarantee. The Company has prepared its best estimate of possibly losses related to these loans based on a weighed average range of likely probabilities and potential payments that would be required under the guarantee, and estimated a potential loss of $352,000 related to the Guarantee. This amount has been recorded as current liability on the balance sheet.

COMMITMENTS AND CONTINGENCIES

A. Purchase Commitments

As of December 31, 2007, the Company had outstanding commitments in the amount of $27.8 million for advertising and purchase of raw materials within the next 12 months

B. Capital commitments

As of December 31, 2007, the Company’s capital commitments amounted to $14.5 million in relation to asset improvement and plant expansion within the next 12 months.

C. Lease commitments

The lease commitments of the Company as at December 31, 2007 and 2006 were $20,000 and $257,000, respectively.

D. Legal proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the amount, and ultimate liability, if any with respect to these actions will materially affect our business, financial position, results of operations or cash flows. The Company cannot assure, however, that such actions will not be material and will not adversely affect our business, financial position, results of operations or cash flows.

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A summary of these policies is included in the most recent amendments to the Company’s Annual Report on Form 10-K. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. The Company’s actual results may differ from these estimates.

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the most recent amendments to the Company’s Annual Report on Form 10-K have the greatest potential impact on our financial statements, so the Company considers these estimates, assumptions and judgments to be its critical accounting policies.

Additionally, due to the adoption of FIN48, the Company has revised its policy on income taxes with respect to accounting for uncertain tax positions. The Company considers its policy on income taxes to be a critical accounting policy due to the significant level of estimates, assumptions, and judgments and its potential impact on the Company’s consolidated financial statements.

Finally the Company has included a new critical accounting policy on contingencies in this fiscal third quarter reporting due to the significant management judgments applied in the determination of the contingency loss with respect to loan guarantees.

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

 The Company’s tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the Company’s expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which the Company has already properly recorded the tax benefit in the income statement. At least quarterly, the Company assesses the likelihood that the deferred tax asset balance will be recovered from future taxable income. The Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing the Company’s income tax expense in the year such determination is made.

APB Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. The Company periodically evaluates its investment strategies with respect to each foreign tax jurisdiction in which the Company operates to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective April 1, 2007. In accordance with FIN 48, the Company recognized a tax benefit associated with an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

A number of years may elapse before a particular matter for which the Company has recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the Company’s effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. The Company’s liability for unrecognized tax benefits is generally presented as non-current. However, if the Company anticipates paying cash within one year to settle an uncertain tax position, the liability is presented as current.

The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the quarter ended December 31, 2007, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

Contingencies

As at December 31, 2007, the Company had an outstanding guarantee granted to the Zhangbei Branch of the Agriculture Bank of China in respect of bank loans of $1.1 million in total extended to 104 diary farmers in the Zhangbei Area. Periodically, the Company reviews the status of the guarantee and assesses its potential financial exposure. If the potential loss from the guarantee is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.

Because of uncertainties related to the guarantee, the estimate of contingent loss is based on the best information available at the time. As additional information becomes available, the Company will reassess the potential liability related to its guarantee and may revise its estimates. Such revision in the estimates of the potential liabilities could have a material impact on its consolidated results of operations and financial condition.

In the fiscal quarter ended December 31, 2007, the Company recorded an estimated loss of $352,000 related to the guarantee, which was estimated based on the judgment as described in Note 13 to the financial statements.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company is exposed to the following risk factors:

(i) Credit risks - The Company has policies in place to ensure that sales of products are made to customers with an appropriate credit history. The Company also has a concentration of credit risk due to (1) geographic sales as a majority of its products are marketed and sold in the PRC (2) export of chondroitin sulfate through a single importer in North America.

(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions. The Company’s financial condition has improved substantially during the nine months ended December 31, 2007, as its cash and cash equivalent balance increased by $69.8 million to $90.6 million at December 31, 2007, as compared to $20.8 million at March 31, 2007.

(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately between 3-10% per annum. The Company’s interest rate risk arises from long term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. Other than the long term loan, the Company has no significant interest-bearing assets and the Company's income and operating cash flows are substantially independent of changes in market interest rates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combination", to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Given SFAS 141R relates to prospective business combinations, the Company has currently not determined the potential effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosure about market risk during the three months ended December 31, 2007. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the most recent amendment to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

The objective of the Company’s policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. The Company evaluates its exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

Interest Rate Risk

The Company did not experience any material changes in interest rate exposures during the three and nine months ended December 31, 2007.  Based upon economic conditions and leading market indicators at December 31, 2007, the Company does not foresee a significant adverse change in interest rates in the near future and does not use interest rate derivatives to manage exposure to interest rate changes.

Currently, the Company is exposed to interest rate risk primarily associated with the ABN three-year term loan, a variable-rate debt obligation based on LIBOR. As of December 31, 2007, the carrying value of the Company’s long term debt with ABN is $35.0 million.

Foreign Exchange Risk

The Company conducts essentially all of its business outside the United States through subsidiaries with Renminbi ("RMB") as their functional currency.  As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, the Company’s net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Company’s unaudited condensed consolidated statement of income.  The Company’s international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company is required to disclose in its reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company has concluded, based on that evaluation, that as of the end of the period covered by this report, its disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

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

3. The Company’s internal audit function is not adequately staffed, and did not have a robust risk assessment process in place to regularly monitor and document the procedures, programs and controls related to the Company’s financial reporting.

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

Remediation and Changes in Internal Control over Financial Reporting

The Company is in the process of developing and implementing remediation plans to address its material weaknesses in its internal control over financial reporting by adopting and implementing the Sarbanes-Oxley Act for the Company's fiscal year ending March 31, 2008. During the fiscal quarter ended December 31, 2007, management conducted a program to plan the remediation of all identified material weaknesses and significant deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company will hire and/or appoint new managers in the accounting area and engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions are in process to address the material weaknesses in the Company’s internal control over financial reporting described above:

1. Reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel to address the Company's complex accounting and financial reporting requirements, and (3) assessing the technical accounting capabilities at the Company’s subsidiaries to ensure the right complement of knowledge, skills, and training.

2. Improve period-end closing procedures by (1) requiring all significant non-routine transactions to be reviewed by Corporate Accounting, (2) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (3) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (4) developing better monitoring controls at Corporate Accounting and at the Company’s subsidiaries.

3. Reorganize the Company’s internal audit function by (1) hiring additional personnel with an appropriate internal auditing knowledge and experience, (2) ensuring the independence of the internal audit function in corporate structure, and (3) developing and implementing systematic risk assessment procedures, programs and controls.

As previously noted, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and will implement additional closing procedures during the remainder of fiscal 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements as and for the fiscal quarter and nine months ended December 31, 2007 in this Form 10-Q, fairly present in all material respects the financial condition and results of operations of the Company in conformity with accounting principles generally accepted in the United States of America.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the amount, and ultimate liability, if any with respect to these actions will materially affect our business, financial position, results of operations or cash flows. The Company cannot assure, however, that such actions will not be material and will not adversely affect our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting the Company’s business, please refer to “Part II, Item 1A Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007. There have been no material changes to these risks and uncertainties, except as follows:

The PRC government’s recent measures to curb inflation rates in China could be viewed by investors as adversely affecting future results of operations.

Recently, the PRC government undertook various measures to alleviate the effects of inflation, especially with respect to key commodities. On January 16, 2008, the PRC National Development and Reform Commission announced national price controls on various products, including milk. The PRC government also has encouraged local governments to institute price controls on similar products. Such price controls could be viewed by investors as adversely affecting the Company’s future results of operations and, accordingly, the price of the Company’s common stock.

The PRC government’s recent aid package for dairy farmers in China includes the extension of loan repayment periods for dairy farmer loans, which will extend the Company’s exposure under its loan guarantees issued to the Zhangbei Branch of the Agriculture Bank of China.

The People’s Bank of China and the China Banking Regulatory Commission recently implemented new favorable policies to aid dairy farmers, including policies mandating the extension of loan repayment dates for bank loans to dairy farmers. These PRC loan repayment extension measures have extended the December 25, 2007 maturity date on various bank loans guaranteed by the Company totaling $1.1 million to 104 dairy farmers in the Zhangbei Area. Although the Company is in discussions with the lending bank to determine the extension period for such loans, no agreement regarding the extension has been reached and the Company continues to be obligated under its loan guarantee.

The Company’s sales, results of operations, brand image and reputation could be materially and adversely affected if the Company fails to efficiently manage the Company’s production operations without interruption, or fails to ensure that the Company’s products are delivered on time.

The operation of the Company’s business requires successful coordination of several sequential and complex production processes, the disruption of any of which could interrupt the Company’s production and have a material and adverse effect on the Company’s relationships with its distributors and end-user customers, the Company’s brand name and reputation, and the Company’s financial performance. The Company’s production operations involve the coordination of raw material sourcing from third parties, internal production processes and external distribution processes. The Company may face difficulties in coordinating the various aspects of its production processes, resulting in downtime and delays. In addition, the Company may encounter interruptions in its production processes due to catastrophic events beyond the Company’s control, such as fires, explosions, labor disturbances or severe weather conditions, such as the current severe snowstorms and winter weather affecting travel in certain parts of China. If there is a stoppage in production at any of the Company’s facilities, even if only temporarily, or delays in deliveries to its customers, the Company’s business and reputation could be negatively affected. The Company currently does not have business interruption insurance to offset these potential losses, delays and risks, so a material interruption of the Company’s business operations could severely damage its business.

In addition, along with other dairy and consumer product producers in China, the Company generally relies on transport operators and distributors for the delivery of its products. Transportation conditions are often difficult in some of the regions where the Company sells its products. Delivery disruptions for various reasons beyond the Company’s control, including weather conditions, political turmoil, social unrest and strikes could lead to delayed or lost deliveries. For example, in the past the Company has experienced problems with deliveries due to disruptions in transportation.

Under China’s New EIT Law, the Company may be classified as a “resident enterprise” of China. Such classification could result in unfavorable tax consequences to the Company and its non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and it is implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Currently no official interpretation or application of this new “resident enterprise” classification is available; therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that Synutra, Inc. or Synutra International, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, the Company may be subject to enterprise income tax at a rate of 25% on its worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to the Company from its PRC subsidiaries would qualify as “tax-exempt income,” the Company cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends the Company pays to its non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

In addition to the uncertainty in how the new “resident enterprise” classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. The Company is actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2007, the Company entered into a Common Stock Purchase Agreement with Warburg Pincus Private Equity IX, L.P. (the “Investor”), pursuant to which the Investor agreed to acquire 4 million shares of the Company’s common stock for an aggregate purchase price of $66,000,000. The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. The transaction did not involve a public offering, the Investor is an accredited investor and/or qualified institutional buyer, the Investor had access to information about the Company and their investment, the Investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement dated as of June 14, 2005 (2)

10.2	License and Supply Agreement dated as of September 1st , 2003 (3)

10.3	Agreement between the Company and the Department of Finance of Zheng Lan Qi (County) of Inner Mongolia, with Amendment and Schedule (4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated herein by reference from the Registrant’s Form 10-SB filed with the SEC on June 15, 2005.

(2)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the SEC on July 21, 2005.

(3)	Incorporated herein by reference from the Registrant’s Form 10-KSB filed with the SEC on June 29, 2006.

(4)	Incorporated herein by reference from the Registrant’s Form 8-K filed with the SEC on November 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: February 12, 2008	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer