Form 10-K
period 2008-03-31
Synutra International, Inc.
filed 2008-06-16
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50601

SYNUTRA INTERNATIONAL, INC.

DELAWARE	13-4306188
(State or Other jurisdiction of Incorporation or Organization)	I. R. S. Employer Identification No.

2275 RESEARCH BLVD., SUITE 500

ROCKVILLE, MARYLAND 20850

301-840-3888

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

2275 RESEARCH BLVD., SUITE 500

ROCKVILLE, MARYLAND 20850

301-840-3888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.0001 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 28, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market, was $542.7 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 11, 2008, there were 54,000,713 shares of the registrant’s Common Stock outstanding.

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT ON FORM 10-K

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only:

•	“we,” “us,” “our company,” “our,” and “Synutra” refer to Synutra International, Inc., and its consolidated subsidiaries;

•	“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau;

•	all references to “ton” or “tons” are to “tonne” or “metric ton;”

•	all references to “Renminbi” or “RMB” are to the legal currency of China; and

•	all references to “U.S. dollars,” “dollars,” or “$” are to the legal currency of the United States.

Amounts may not always add to the totals due to rounding.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 31, 2008, which was RMB7.0190 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 13, 2008, the middle rate was RMB6.9018 to $1.00.

PART I

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Form 10-K are forward-looking statements. In some cases, these forward-looking statements can be identified by words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “is/are likely to,” “may,” “plan,” “should,” “will,” “aim,” “potential,” “continue,” or other similar expressions. The forward-looking statements included in this Form 10-K relate to, among others:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	the expected growth of the nutritional products and infant formula markets in China;

•	market acceptance of our products;

•	our expectations regarding demand for our products;

•	our ability to stay abreast of market trends and technological advances;

•	competition in the infant formula industry in China;

•	PRC governmental policies and regulations relating to the nutritional products and infant formula industries; and

•	general economic and business conditions in China.

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may turn out to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Item 1 . Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections in this Form 10-K.

The forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESS

We are a leading infant formula company in China. We produce, market and sell our products under “Sheng Yuan,” or “Synutra,” our master brand and several sub-brands, including “Super,” “U-Smart” and “U-Strong.” In 2007, we were the fourth largest infant formula producer in terms of sales in China among all domestic and multinational producers, and the second largest among all domestic PRC producers, according to data reported by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data.

We focus on premium infant formula products, as well as more affordable infant formulas targeting the mass market and other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of March 31, 2008, this network comprised over 420 distributors and over 1,000 sub-distributors who sell our products in nearly 63,400 retail outlets. Our extensive sales and distribution network, combined with our strong customer service and infant nutrition education programs, has helped us build brand recognition and customer loyalty in our primary markets, which, prior to 2007, mainly comprised small to mid-size cities and rural areas in China. By leveraging our strong brand recognition in our primary markets, we have begun to expand into many of China’s major urban centers, which have historically been dominated by several large multinational firms.

Quality and safety are of primary importance to us. We have established quality control and food safety management systems for all stages of our business, including raw materials sourcing, and production, packaging, storage and transportation of our products. We currently operate four raw milk processing facilities located in the provinces of Heilongjiang, Hebei and in the Inner Mongolia Autonomous Region, or Inner Mongolia, in China, representing total installed capacity of over 40,000 tons per year as of March 31, 2008. We have one central packaging and distribution facility in Qingdao, Shandong province, China with installed capacity of over 82,000 tons per year as of March 31, 2008. To meet the increased demand and to provide a broader portfolio of high quality products, we are expanding our processing and packaging capacity and upgrading our equipment, including the addition of new dry-mixing equipment at our Qingdao facility. We expect to complete these projects prior to March 31, 2009, which will increase our total installed raw milk processing capacity to 75,000 tons per year and total installed packaging capacity to over 82,000 tons per year. Moreover, we have two new facilities under construction in Inner Mongolia and Shandong province, both of which are expected to commence operation prior to March 31, 2009. We expect to use these two new facilities to produce nutritional food products and nutritional ingredients. We also plan to open a new research and development facility in Beijing, which we expect to be operational by late 2010.

Our net sales for the fiscal year ended March 31, 2008 grew by 67.2% to $362.1 million from $216.6 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2008 grew by 74.8% to $186.5 million from $106.7 million for the prior fiscal year. Our net income for the fiscal year ended March 31, 2008 grew by 129.8% to $45.7 million from $19.9 million for the prior fiscal year.

CORPORATE STRUCTURE AND HISTORY

General

We are a Delaware holding company and conduct substantially all of our business through our nine operating subsidiaries in China. We own all or substantially all of the equity in our nine operating subsidiaries, directly or indirectly, through Synutra, Inc., or Synutra Illinois, an intermediate holding company. Synutra Illinois was incorporated in Illinois in 2000 and has no other significant assets and operations of its own. Our corporate structure reflects common practice for companies with operations in the PRC where separate legal entities are often required or advisable for purposes of obtaining relevant tax and other incentives in such jurisdictions. Our holding company structure allows our management and stockholders to take significant corporate actions without having to submit these actions for approval or consent of the administrative agencies in every country where we have significant operations.

We began our business operations in China in 1998 through Qingdao Sheng Yuan Dairy Co., Ltd., or Qingdao Sheng Yuan, a sino-foreign joint venture formed between Beijing Honnete Dairy Co., Ltd., or Honnete, a company founded and controlled by Liang Zhang, our founder, chief executive officer and chairman, and a French corporation, Sodiaal Industry Co., Ltd., or Sodiaal. In 2003, Honnete, together with Synutra Illinois, which was controlled by Liang Zhang, acquired the 55% interest held by Sodiaal in Qingdao Sheng Yuan. Subsequently, in a series of related transactions between 2003 and 2005, Synutra Illinois acquired all the interest in our operating subsidiaries in China, including Qingdao Sheng Yuan.

On July 15, 2005, Synutra Illinois completed a reverse acquisition transaction with Vorsatech Ventures, Inc., or Vorsatech. In this reverse acquisition transaction, Vorsatech (i) canceled approximately 1,517,500 shares of common stock owned by certain of its then existing stockholders; (ii) issued

36,000,000 and 10,000,000 shares of common stock to Beams Power Investment Limited and Strong Gold Finance Ltd., or Strong Gold, respectively, in exchange for all of the outstanding capital stock of Synutra Illinois held by them; (iii) issued 2,844,500 shares of common stock to various financial consultants and/or their designees; and (iv) issued 35,000 shares of common stock to a finder. Upon the consummation of this share exchange transaction, Vorsatech’s total issued and outstanding common stock equaled 50,000,713 shares, including 48,879,500 shares issued pursuant to the reverse acquisition transaction and 1,121,213 shares owned by Vorsatech’s existing stockholders. Beams Power Investment Limited is an entity controlled by Liang Zhang through his wife, and Strong Gold is an entity controlled by Liang Zhang. Thereafter, Synutra Illinois became Vorsatech’s wholly owned subsidiary and Vorsatech became the reporting entity for our business. We subsequently changed the name of the reporting entity to Synutra International, Inc.

The 10,000,000 shares of our common stock held by Strong Gold were held for the benefit of certain friends and associates of Liang Zhang and 1,426 of our employees while they were waiting for SAFE approval. These shares were subsequently transferred in a series of transactions for the benefit of such friends and associates of Liang Zhang and the employees and were thereafter held by them, either directly or through entities controlled by them.

In July 2005, we changed our fiscal year end from December 31 to March 31 beginning with the fiscal year ended March 31, 2005. This change was intended to simplify communication with stockholders and enables the reporting of our financial results in a timeframe consistent with Vorsatech.

On May 24, 2007, we entered into a Common Stock Purchase Agreement with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we sold to Warburg four million shares of common stock for an aggregate purchase price of $66 million. The closing of the transaction took place on June 15, 2007.

The following is a brief description of our nine operating subsidiaries in China.

•

Qingdao Sheng Yuan, located in Qingdao, Shandong, China, was established in January 1998 and is primarily engaged in the sales and marketing of our nutritional products. Synutra Illinois acquired a 40% ownership interest in Qingdao Sheng Yuan from Sodiaal in December 2003 and a 60% ownership interest in Qingdao Sheng Yuan from Sheng Zhi Da Dairy Group Corporation, or Sheng Zhi Da, in February 2005. In order to streamline our corporate structure, we are currently in the process of winding up Qingdao Sheng Yuan.

•

Sheng Yuan Nutritional Food Co., Ltd., or Sheng Yuan Nutrition, formerly known as Qingdao St. George Dairy Co., Ltd., located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the packaging, shipping and distribution of all of our products. Synutra Illinois transferred a 75% ownership interest in Sheng Yuan Nutritional Food Co., Ltd. to Sheng Zhi Da in March 2004 and acquired back the equity interest in February 2005.

•

Luobei Sheng Yuan Dairy Co., Ltd., or Luobei Sheng Yuan, located in Luobei, Heilongjiang, China, was established in April 2001 and is engaged in raw milk processing. Synutra Illinois acquired 67% and 33% of the ownership interest in Luobei Sheng Yuan Dairy Co., Ltd. from Sheng Zhi Da and Xiuqing Meng, the wife of Liang Zhang, our chairman and chief executive officer, respectively, in January 2005.

•

Zhangjiakou Sheng Yuan Dairy Co., Ltd., or Zhangjiakou, located in Zhangjiakou, Hebei, China, was established in March 2004 with Synutra Illinois and Sheng Zhi Da holding 40% and 60%, respectively, of its equity interests and is engaged in raw milk processing. Synutra Illinois acquired the remaining 60% ownership interest in Zhangjiakou from Sheng Zhi Da in April 2005.

•

Inner Mongolia Sheng Yuan Food Co., Ltd., or Inner Mongolia Sheng Yuan, located in Zhenglanqi, Inner Mongolia, China, was established in September 2006 and has been constructing its production facilities since its establishment. Inner Mongolia Sheng Yuan is expected to commence production of nutritional food products in late 2008.

•

Inner Mongolia Meng Yuan Food Co., Ltd., or Meng Yuan, located in Fengzhen, Inner Mongolia, China, commenced operations in July 2007 and is engaged in raw milk processing. Meng Yuan was acquired by Zhangjiakou from its then shareholders in November 2006.

•

Mei Tai Technology (Qingdao) Co., Ltd., or Mei Tai, located in Qingdao, Shandong, China, was established in November 2006 to produce certain nutritional supplements and ingredients. The production facilities for Mei Tai are currently being constructed.

•

Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd., or Baoquanling, located in Junchuan, Heilongjiang, China, is engaged in raw milk processing. Liang Zhang previously owned an 80% interest in Baoquanling. We acquired Zhang Liang’s equity interest in Baoquanling for $1.4 million in May 2007. Immediately after the acquisition of this equity interest, we made an aggregate capital injection of $29.7 million into Baoquanling and, as a result, our ownership interest in Baoquanling increased to 99%.

•

Heilongjiang Baoquanling Sheng Yuan Dairy Cow Breeding Co., Ltd., or Cow Breeding, located in Junchuan, Heilongjiang, China, was established in November 2007 by Baoquanling as a training facility for dairy farmers.

Our subsidiaries also previously included Beian Yi Pin Dairy Co., Ltd., or Beian, which was engaged in the production and processing of nutritional products and various milk powder products. We sold Beian to Boom Healthy Development Limited in May 2007 for $2.0 million.

The following chart reflects our organizational structure as of the date of this Form 10-K.

INDUSTRY AND INDUSTRY TRENDS

Overview

According to the October 2007 country sector report on China’s baby food industry issued by Euromonitor International, or Euromonitor, an independent market research firm, or the Euromonitor Report, the baby food industry in China consists of three major categories: milk formula, prepared baby food and dried baby food, among which milk formula, which comprises primarily powdered milk formula, is the largest category. Milk formula consists of standard milk formula, follow-on milk formula, toddler milk formula and special baby milk formula, which we collectively refer to in this Form 10-K as infant formula.

Growth Prospects

China’s baby food industry has grown significantly in the past five years. Sales of infant formula products in China grew from RMB7.9 billion ($1.1 billion) in 2002 to RMB15.8 billion ($2.3 billion) in 2006, according to the Euromonitor Report. Euromonitor estimated that total sales value of infant formula in China would grow to RMB20.3 billion ($2.9 billion) in 2007, or an increase of 28.2% from that in 2006, and will grow at a compound annual growth rate, or CAGR, of 20.8% from RMB20.3 billion ($2.9 billion) in 2007 to RMB52.3 billion ($7.5 billion) in 2012. The other two categories of baby food are expected to grow at a similar or slightly slower pace from 2007 to 2012. China is one of the fastest growing baby food markets due to its growing affluence, increasing awareness of health and nutrition as well as changing consumer behavior and perception toward factory-produced baby food.

Preference for Premium Brands

We believe there has been increasing demand in China for premium infant formula products due to increasing consumer awareness of brand image and the perceived nutritional value of the products and services offered. We believe many consumers tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and other nutritional products. In response to this trend, both multinational and domestic producers have launched premium products with ingredients such as docosahexanoic acid, or DHA fatty acid, and arachidonic acid, or ARA fatty acid, to achieve higher margins and to boost brand image.

Increase in Unit Cost

At the same time, due to the rising cost of ingredients in the global market, we expect infant formula prices to continue to rise. Producers of high quality infant formula products generally can pass higher raw material costs on to consumers due to the strong brand loyalty generally associated with premium brands. However, rising raw material costs puts financial pressure on smaller competitors that do not have economies of scale or premium brand reputation, which we expect may result in greater industry consolidation.

Increased Regulation

Recent problems in China with the quality of baby food have negatively affected consumer confidence in infant formulas. As a result, the PRC government has implemented new, more stringent regulations for infant and child food manufacturers (in addition to general food industry regulations) specifying standards of company size and scale of production, technical expertise and suitability of production facilities, and good production standards. For example, recent PRC regulations have imposed minimum scale requirements for the construction of new infant formula production lines or facilities, such as the requirement that any such new production lines or facilities must produce at least 200 tons per day. These regulations have increased barriers to entry in the infant formula industry and, in certain cases, have resulted in small scale infant formula producers exiting the industry. See “Item 1. Business—Regulation.”

Increasing Competitiveness of Domestic Producers

China’s infant formula market is highly competitive. Both multinational producers and domestic producers compete in China’s baby food market. According to data reported by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, in 2007, there were over 30 companies selling infant formula products in China, with the top ten producers accounting for 78.6% of total infant formula products sold in China. The market shares of the top five infant formula producers differed by less than five percentage points in 2007. Historically, many multinational producers have focused on China’s major urban centers. Combined with their early-mover advantage and higher perceived quality, multinational producers such as Mead Johnson and Numico have historically enjoyed higher market shares than domestic Chinese companies in these more affluent markets. Many domestic baby food producers focused on the mass market with low- to mid-priced products, and have sought to penetrate the rural regions through wider retail networks.

However, with improvements in production technology and increases in consumption levels, some domestic companies have entered the mid- and high-end markets which have historically been dominated by a few multinational brands. Increased consumption in small to mid-size cities and rural areas in China has further helped domestic brands. As a result, domestic brands, such as Synutra, Yashili and Yili, are gaining market shares, and challenging the competitive position of multinational brands in the national market. According to CIC, among the top ten producers of infant formula products in China in 2007, five are domestic companies, whereas a few years ago multinational brands dominated the market.

OUR COMPETITIVE STRENGTHS

•	Extensive nationwide sales and distribution network

We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of March 31, 2008, this network comprised over 420 distributors and over 1,000 sub-distributors who sell our products in nearly 63,400 retail outlets. As of March 31, 2008, our sales force totaled 2,780 employees, complemented by more than 16,500 field nutrition consultants and retail site promoters employed by our distributors and sub-distributors to promote and sell our products. Our sales force works with more than 7,300 healthcare facilities across China to provide maternity and infant nutrition and health education programs featuring our products. We believe the size and breadth of our sales and distribution network provides a competitive advantage over multinational competitors.

Our sales and marketing approach combines advertising, brand-building, and store-level promotions to reach customers. We believe we have a more effective sales and distribution network than our competitors in China’s small and mid-size cities and rural areas, as evidenced by our high levels of penetration in these markets compared to the rest of the industry. Consumers often remain loyal to a premium brand after selecting it, motivated in part by their children becoming accustomed to and preferring its taste, making the opportunity to be selected early an important advantage. We believe that our infant nutrition education programs at healthcare facilities help strengthen our brand reputation among potential customers. We also provide health care professionals with specialty formulas for babies with special needs, such as low weight-at-birth babies and premature babies. We believe these channels are particularly effective as compared to traditional pure advertising or promotion-focused sales and brand-building efforts.

•	Leading brand with strong name recognition and customer loyalty

We are a leader in China’s infant formula market. Our Synutra brand infant formula products, with various sub-brands such as U-Smart and U-Strong, have been in use since 1998 and are widely recognized in China. We have received a Famous Brand Certificate granted by the State Administration of Industry and Commerce. We have also leveraged our national brand recognition to compete effectively with local brands and regional players in our primary markets of small to mid-size cities and rural areas in China, which represent the major contributors to our revenue growth. For example, our revenues for the fiscal year ended March 31, 2008 grew by 67.2% compared to the same period in the previous year based in large part on our success in these markets. We believe our market position, brand recognition and customer loyalty, combined with our proven track record that allows us to retain effective distributors and obtain preferential product placement in retail outlets, should help us compete against multinational and domestic competitors in many of China’s major urban centers. In 2007, we were the fourth largest infant formula producer in terms of sales in China among all domestic and multinational producers, and the second largest among all domestic PRC producers, according to CIC.

•	Broad product offerings and strong product development capabilities

Our infant formula products cover the full range of age groups in the middle to premium pricing tiers. Our research and development efforts focus on developing new premium products and upgrading our existing brands. All of our product formulations have been developed internally and are proprietary. We believe our broad product offerings give us a competitive advantage by allowing us to target the more profitable segments of the market. Our high-quality products allow us to target the premium infant formula market, where we have enjoyed growth in sales, both in absolute terms and as a proportion of our total net sales. For example, the percentage of our premium products sold under the Super and U-Smart sub-brands accounted for 80.1% of our total nutritional product sales for the fiscal year ended March 31, 2008, as compared to 77.9% for the prior fiscal year. As a result of this shift towards an increasing proportion of sales of premium products, the average selling price of our nutritional products increased by 29.5% for the fiscal year ended March 31, 2008 as compared to the prior fiscal year.

We expect to phase out our lower priced products in favor of concentrating on quality-focused consumers. For example, we discontinued our lower priced National Standards product line in February 2008.

Our track record of developing our own formulations and introducing new products to address changing market demand is also an important advantage for competing in emerging product categories within our primary market and adapting to changing conditions. For example, we recently leveraged our broad product line and product development experience to launch formulated milk powder products for pregnant and nursing women. In introducing these products, we leveraged our process technologies and know-how developed for our infant formula products to compete with traditional milk powder producers and other competitors that generally focus on less broad product lines. We believe our product development capabilities provide us with a competitive advantage to adapt or change product lines to respond to evolving market needs.

•	Established raw material procurement network

A consistent supply of high quality raw materials is important to our business. We have a broad network of qualified suppliers and have also taken additional measures with respect to important raw materials. For example, we have entered into an agreement with Eurosérum to supply us with whey protein powder, a key ingredient for production of infant formula. We believe this broad network of qualified suppliers provides us with an important competitive advantage in terms of quality, stability and reliability of supply.

•	Emphasis on quality control and food safety

We emphasize quality and safety and have quality control and food safety management systems for all stages of our business, including raw materials sourcing, and production, packaging, storage and transportation of our products. We apply strict internal guidelines and employ quality control personnel to monitor our production lines. We carefully monitor our suppliers, especially our raw milk providers, and our quality control efforts also extend to transportation and logistics, where we contract with leading transportation companies to ensure products are delivered to distributors in a timely and efficient manner that meets our product quality standards. Our processing and packaging facilities are built based on the Good Manufacturing Practice, or GMP standard, using advanced equipment imported from Europe. All of our processing facilities in operation possess ISO9000 and

Hazard Analysis Critical Control Point, or HACCP, series qualifications, and some of our processing facilities are also ISO 14000 certified. We also have our own quality control personnel on-site at the facilities of our third-party producers to monitor quality. We have received an Inspection-Free Product Certificate granted by the PRC General Administration of Quality Supervision, Inspection and Quarantine.

•	Experienced management team with a strong track record

Our management team has extensive operating experience and industry knowledge. Liang Zhang, our founder, chairman and chief executive officer, has more than 20 years of experience in the food ingredients industry and more than 10 years of experience in the infant formula industry in China. Xisen Mu, our president of production, has more than 20 years experience in the dairy industry in China. This extensive local industry experience is combined with international experience. For example, Lawrence Lee, our chief financial officer, previously worked for major multinational corporations such as Exel Plc. and Waste Management Inc., and William W. Wu, our president of marketing and sales, was previously a member of senior management in sales, marketing and market research of Bristol-Myers Squibb. Mr. Wu has more than 15 years of experience in the marketing and sales of health-related products, both in the United States and in China. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past three years.

OUR BUSINESS STRATEGIES

As a leading infant formula company in China, we believe we are well positioned to capture future industry growth in China. We intend to continue focusing on China’s rapidly growing market for infant formula and related products, such as nutritional products for infants, children, pregnant women and nursing mothers, with the ultimate goal to achieve market leadership among both domestic and multinational competitors. To achieve this we are implementing the following strategies:

•	Further expand our market share in our primary markets

We will seek to expand our sales force to deepen our nationwide sales and distribution network, and solidify our established position in our primary markets. We believe China’s small to mid-size cities and rural areas offer higher potential for growth due to the lack of extensive penetration by multinational competitors, prevalence of regional rather than national brands and relatively low but rapidly growing overall powdered infant formula product penetration among consumers. Because infant formula products have not to date been marketed as aggressively or for as long a period of time in these markets as in many of China’s major urban centers, we believe they offer an attractive opportunity for us to expand our market share at the same time that we develop awareness and recognition of our brand and thereby enjoy growth in excess of demographic or industry rates.

•	Pursue selective expansion into many of China’s major urban centers

We believe improving our brand recognition and increasing our market share in many of China’s major urban centers are important to strengthening our brand and enhancing our overall competitive position. Accordingly, we intend to continue to leverage our sales and distribution network to compete in these most affluent markets. We plan to expand our presence in these markets by adding additional sales and promotional staff dedicated to such markets. As these markets are highly competitive due to the presence of multinational competitors, we intend to expand our operations only on a selective basis when we believe there are opportunities to leverage or extend our existing product lines and brand recognition to expand our market share in such markets. We are currently pursuing a sales and marketing campaign in certain cities in China with a population over one million to increase our brand awareness and sales in these cities.

•	Further strengthen our brand recognition and image

We intend to achieve stronger brand recognition and deeper product penetration while seeking to develop brand awareness in consumers at earlier stages in their product usage cycle by focusing on maternity and infant nutrition and health education programs as well as other consumer education and promotional efforts. We believe the healthcare facility channels offer us important competitive advantages, particularly with respect to China’s developing markets where product penetration remains low relative to more affluent markets. To achieve this we intend to expand our existing sales team and hire additional sales staff with healthcare knowledge or experience.

We also intend to leverage our national reputation to increase brand recognition and enhance our image in our target markets through television advertising and other promotional methods focused on our premium products. For example, we have engaged Gao Min, a mother and former Olympic gold medalist in diving, to be our spokesperson in 2008.

•	Continue to optimize our product lines and develop new products and services, with a focus on premium product lines

We constantly evaluate our brands and products and seek to adapt to changing market conditions through updating our existing products to reflect new trends in consumer preferences. We intend to gradually reduce marketing and promotion of our lower-end products to continue to focus on marketing and promoting our premium products, such as our Super products. For example, in the past few years, we have increasingly utilized sales incentive programs designed to increase sales of our premium products. Additionally, we discontinued our National Standards product line in February 2008. We believe that the increase in the average disposable income per family and changing consumer preferences as a result of China’s economic development should continue to drive the trend towards increasing willingness to pay for high-quality premium products, especially with respect to products with higher nutritional value for their children. Moreover, increases in disposable income are making higher priced products more affordable and increasing the size of the market segment focused on quality. We believe that a shift in our focus to premium products, which typically command higher margins, should grow our revenues and improve our gross margins while at the same time strengthening our overall image as a premium brand known for quality.

We will continue to promote our products, further improve packaging and branding to respond to evolving market needs and improve the nutritional contents of our products. As a part of this effort we intend to continue developing our products targeting pregnant and nursing women as well as expanding our existing infant formula lines. We will also seek to strengthen our research and development capabilities and broaden our product lines through selective expansion into upstream and downstream product areas such as high-value vitamins and nutritional additives, nutritional food bars and bottled water designed for use in preparing infant formula that can be integrated with, or sold alongside, our existing premium products.

•	Continue to maintain our high product quality standards and strengthen our supply chain

We believe that our ability to ensure high quality in our production process is critical to maintaining our reputation as a leading national brand and enhancing our ability to successfully market our premium products. We intend to continue to focus on quality control and further expand our network of high quality suppliers. We plan to strengthen the stability of our milk supply by building more milk processing facilities in strategic milk supply locations. We believe these efforts could further improve the stability and reliability of our supply chain and our control over the production, quality and composition of important raw materials.

OUR BRAND AND OUR PRODUCTS

We primarily produce powdered infant formula and other nutritional products in varying formulations and under different sub-brands targeted at various consumer segments. Our powdered infant formula products are marketed and sold under the Synutra brand, and several sub-brands such as Super, U-Smart and U-Strong, each targeting a different price segment. We also market and sell other nutritional products, including formulated milk powder products for the elderly, women, students and young adults, and rice cereal-based nutritional products for children and mothers.

Nutritional Products

Powdered Infant Formula

Infant formula is our primary product line, accounting for 84.8%, 72.3% and 64.4% of our total net sales for the fiscal years ended March 31, 2008, 2007, and 2006, respectively. Our infant formulas encompass not only formulas for infants, but also a range of formulas for children up to age seven, expectant mothers, and post-pregnancy mothers. All of our infant formula products are powered infant formula.

Our Super series of products are our highest priced series of infant formula products, since they contain DHA fatty acid, ARA fatty acid and other nutritional additives. The Super product family includes formulations for infants, children and expectant mothers. Our U-Smart formula product line also contains DHA and ARA fatty acid fortification, but with less additives, and is priced lower than our Super products. We also sell a mid-range priced U-Strong formula for infants and children that contains calcium fortification, but with less DHA, ARA fatty acids and other nutritional additives. Since 2004, we have been migrating towards selling higher quality and higher-priced premium infant formula products. In February 2008, we discontinued our lower priced National Standards products.

We have devoted resources to extensively adjust our product portfolio, upgrade our product lines, and add new products or line extensions to respond to market needs and target a wider group of consumers. Specifically,

•

we added a Children’s Growth Formula line under our Super sub-brand for three to seven year olds and a series of Super Special Purpose Formulas for pre-mature and/or low weight-at-birth babies and babies with diarrhea;

•	we developed various soy-based formulas for both infants and children, designed for those who may be lactose intolerant or prone to adverse reactions to cow’s milk;

•	we launched the new U-Smart Gold package with a new product concept, nutritional profile and packaging; and

•	we launched a new U-Strong product with immunoglobulin and prebiotic additives.

In addition to the launch of our U-Smart Gold Package, we also added easy-to-use, single-serving packages to the U-Smart and Super lines in May 2007. To meet consumer expectations, we also periodically upgrade our product concepts, packaging, and pricing of our products.

Each of the Super, U-Smart and U-Strong product lines has multiple formulations designed to meet nutritional requirements and help promote a baby or child’s healthy growth at each developmental stage. For example, we have developed the U-Smart, Stage 1 formulation for newborns up to six months of age; the U-Smart, Stage 2 formulation for babies between six and twelve months old; the U-Smart, Stage 3 formulation for children between one and three years of age; and the U-Smart, Stage 4 formulation for children between the ages of three and seven. Our Super and U-Strong products have similar stages of product formulations. Our Stage Zero Super and U-Smart product lines target pregnant women and lactating mothers with a special formulation designed to help meet the demanding nutritional requirements during pregnancy and nursing periods.

Other Nutritional Products

We supplement our powdered infant formula products with other nutritional products for both adults and children. Our products are targeted at, and come in formulations that are developed to address, specific types of consumer profiles, such as middle-aged and elderly consumers with cardiologic health issues, diabetic conditions, and calcium deficiency. Furthermore, we have developed a product specially designed for young adults to address their calcium and other nutrient fortification needs. In the adult formulated milk powder area, we seek to target a broad group of consumers through offering a range of products such as whole milk powder, calcium plus, and a sweet powder. Our products for women and young adults have also undergone product extensions and upgrades to further clarify the health and nutritional message and product image we intend to convey.

We also pursue private-label opportunities for products with similar requirements. For example, we have worked with private-label customers to develop customized formulations of products on an as-needed basis.

We continue to improve our rice cereal products as supplemental and functional foods to our powdered infant and children formula products. These improvements included upgrades to packaging as well as product extensions with new functionalities, new tastes and flavors, and new protein sources such as fish and chicken.

We also plan to produce bottled water designed for use in preparing infant formula. We are planning on constructing a facility in Qingdao, Shandong to produce such bottled water using high quality water from a source on Mt. Laoshan, an area known for its high quality natural water sources.

Other Products and Services

To the extent possible, we utilize excess capacity to provide toll packaging, toll drying services and sales of ingredients and materials to industrial customers. We also source and export chondroitin sulfate to U.S. industrial customers through our exclusive third-party agent. These businesses, however, are not our core business, do not contribute significantly in terms of profit and are purely opportunistic utilization of our spare capacity.

PRODUCTION

The diagram below illustrates our overall production process:

Processing

Processing of our infant formula begins with the collection and preparation of raw milk from dairy farmers. Local dairy farmers bring their dairy cattle to collection stations owned by us or third parties where raw milk is automatically extracted using milking machines. These collection stations collect and transport the raw milk to our production facilities which are located within 100 kilometers of these milk collection stations, except for our Qingdao facility. Although raw milk can remain fresh for up to 72 hours, we normally process it within 24 hours. Raw milk is first sterilized and extracted after arriving at our facilities. Then the milk is mixed with whey protein powder and other nutrients to the specifications of product formula through either wet-mixing or dry-mixing methods.

The wet-mixing method involves the mixing of liquid raw milk with whey protein powder and sometimes other additives at our processing facilities, as per the requirements of each product formulation. Whey protein powder and other additives are transported to our raw milk processing facilities from our Qingdao facility and other suppliers. The mixing takes place in our large automated mechanical mixers. We then dry the resulting mixture into milk powder, which is then sent to our Qingdao facility for final packaging.

The dry-mixing method involves the mixing of spray-dried milk powder with whey protein powder and other additives at our Qingdao facility, as per the requirements of each product formulation. Our processing facilities spray-dry liquid raw milk and transport the dried milk powder to our Qingdao facility. At the Qingdao facility, the milk powder is mixed in large automated mechanical mixers with whey protein powder and other additives. The resulting milk powder is then checked to ensure proper granule size before packaging and distribution.

As compared to the dry-mixing method, the wet-mixing method does not require complex dry-spraying technology, but is less efficient for premium formulas that have more precise mixture requirements. Our dry-mixing equipment can automatically adjust the level of ingredients to achieve the more complex formulations required by our premium products. However, the exact nature of the dry-mixing process requires our whey protein powder suppliers to provide us with whey protein powder with precise granules, therefore placing a greater burden on our suppliers. Wet-mixing is also less cost-effective than dry-mixing due to the need to dissolve dry whey protein powder in milk and the resulting need to transport the whey protein powder and additives from our Qingdao facility and other suppliers to our raw milk processing facilities. Dry-mixing does not require us to complete the additional step of sending the whey protein powder to each processing facility and returning the mixed milk powder to our Qingdao facility. Currently, we utilize the wet-mixing method at our processing facilities but have successfully completed trial testing of the dry-mixing method at our Qingdao facility. We anticipate that the majority of our products will be processed at our Qingdao facility using the dry-mixing method by the end of 2008.

Packaging

The bulk of our infant formula and other nutritional products come in three types of retail packaging: tin canisters, standup/display pouches, or sealed packages in a box. All packaging labels carry product information, nutritional profile, user instructions, product tracing data and shelf life date, product certification status, quality control and assurance remarks, manufacturer contact information, as well as customer service information that comply with PRC labeling requirements. Selected products are also retail-packaged in single-use sizes. Before any product leaves our packaging facility to distributors, we generally engage in an extensive testing and inspection of the final product.

Production and Packaging Facilities

Our processing and packaging facilities are located in various locations in China, including Qingdao, Luobei, Zhangjiakou, Fengzhen, Zhenglanqi and Junchuan. These facilities encompass approximately 114,000 square meters of office, plant, and warehouse space. Our packaging and distribution headquarters located in Qingdao includes over 2,330 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified. We also have leased office space in Beijing covering approximately 6,000 square meters. Synutra Illinois leases an executive office in Rockville, Maryland, United States.

We currently own and operate four processing facilities and one packaging facility. As of March 31, 2008, we had raw milk processing capacity of 40,000 tons per year, packaging capacity of 82,000 tons per year and dry-mixing processing capacity of 36,000 tons per year. To meet the expected growth of our business and to broaden our product portfolio, we plan to expend the following amounts in connection with our expansion plan:

•	RMB200.0 million ($28.5 million) for the expansion of our Zhangjiakou and Junchuan facilities, increasing our raw milk processing capacity at these facilities by 20,000 tons per year;

•	RMB150.0 million ($21.4 million) for the expansion of our Qingdao facility, increasing our dry-mixing processing capacity by 84,000 tons per year;

•	RMB60.0 million ($8.6 million) for the construction of a new raw milk processing facility in Harbin, adding additional raw milk processing capacity of 15,000 tons per year;

•

RMB40.0 million ($5.7 million) for the construction of new facilities in Zhenglanqi and Qingdao Mei Tai, which are designed to engage in the production of nutritional foods and nutritional supplement ingredients, respectively, with production capacities of 9,000 tons per year and 3,000 tons per year, respectively;

•	RMB80.0 million ($11.4 million) for the construction of a new research and development facility in Beijing, expected to be completed by late 2010; and

•

RMB150.0 million ($21.4 million) for the construction of a new facility in Qingdao, Shandong, which is designed to produce high quality bottled water for preparing infant formula, with production capacity of 150,000 tons per year.

Unless otherwise noted above, we expect to complete each project by March 31, 2009.

Upon the completion of the above expansion projects, we expect to have total raw milk processing capacity of 75,000 tons per year, total packaging capacity of 82,000 tons per year and total dry-mixing processing capacity of 120,000 tons per year.

The following table sets forth certain information with respect to our processing and packaging facilities.

Facility	Province/ Region	Installed Capacity as of March 31, 2008	Expected Capacity Installed by March 31, 2009	Description	Property Right
		(tons per year)	(tons per year)
Zhangjiakou facility	Hebei	22,000	35,000	Raw milk processing	Land Use Right
Luobei facility	Heilongjiang	4,000	4,000	Raw milk processing	Land Use Right	*
Fengzhen facility	Inner Mongolia	7,000	7,000	Raw milk processing	Land Use Right
Junchuan facility	Heilongjiang	7,000	14,000	Raw milk processing	Land Use Right
Harbin facility	Heilongjiang	N/A	15,000	Raw milk processing	N/A	**
Qingdao facility	Shandong	36,000	120,000	Dry-mixing of all of our infant formula products	Land Use Right
		82,000	82,000	Packaging of all of our products	Land Use Right
Zhenglanqi facility	Inner Mongolia	N/A	9,000 tons of nutritional foods	Production and processing of nutritional bars and other non-core products	Land Use Right
Qingdao Mei Tai facility	Shandong	N/A	3,000 tons of nutritional supplement ingredients	Production and processing of nutritional supplement ingredients and other non-core products	Land Use Right

*	Expires in August 2010.
**	We have not yet selected the site for our Harbin facility, so we have not yet obtained any land use rights for this facility.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our Qingdao facility serves as our packaging plant. Various ingredients, such as powdered milk, whey protein powder and nutritional additives arrive at our Qingdao facility from our production facilities and our suppliers, and the Qingdao facility repackages ingredients into retail-size tin canisters or stand up/display pouches or sealed packages in boxes. This packaging facility also provides inventory control and logistics management, product quality monitoring and product development assistance. Our Qingdao facility also maintains certain dry blending capabilities whereby we can perform certain pre-packaging product modification and formulation adjustments for our products that are produced for third parties and sold under their brands. As of March 31, 2008, our packaging facility had an installed capacity of 82,000 tons per year. We generally store 30 to 45 days’ worth of product inventory at our Qingdao facility and our Qingdao facility can respond to new orders by delivering products within ten days of order placement. In 2007, we installed a new Swiss-made Indosa high speed steel can packaging machine and two new German-made Wolf high speed pouch packaging lines in our Qingdao facility.

Third-Party Production

In certain cases, we also purchase milk powder from third-party producers’ produced in accordance with our proprietary formulations. We currently purchase milk powder from three third-party producers due to their close proximity to strategic milk supply centers and to help alleviate temporary constraints on our own production capacity. We generally sign one-year contracts and place monthly purchase orders with these third-party producers. These third-party producers accounted for approximately 15% of our total production volume in the fiscal year ended March 31, 2008. We maintain quality control over these third-party producers by having our own quality control personnel on-site at their facilities to monitor production. We also rigorously test all products shipped to us from such third-party producers.

RAW MATERIALS AND SUPPLIERS

Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. A key ingredient for our powdered infant formulas is high-quality raw milk. We pay market prices, or premium prices in certain regions, for our raw milk, which accounted for 24.5%, 32.0% and 32.1% of our total cost of sales for the fiscal years ended March, 31, 2008, 2007 and 2006, respectively. Our milk suppliers are primarily dairy farmers located throughout Heilongjiang and Hebei provinces and Inner Mongolia.

Whey protein powder is the other key ingredient used in the production of our powdered infant formula products and our other dairy-based products. Like all powdered milk producers, we use whey protein powder as the active ingredient to help reconstituted dairy-based formula to mimic the consistency of breast milk, which can constitute as much as 40.0% of the final powdered infant formula product by weight. Whey protein powder costs accounted for 35.9%, 26.3% and 26.9% of our total cost of sales for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Whey protein powder is a byproduct of cheese-making processes, and is difficult and costly to produce as a stand-alone product. Since China is not a large consumer or producer of cheese and cheese products, we and other domestic producers typically obtain whey protein powder in volume from overseas sources, such as France.

Some of our powdered milk products, including our powdered infant formulas, also include additives such as DHA and ARA fatty acids and other nutritional additives. DHA and ARA fatty acids are long-chain poly-unsaturated fatty acids found in breast milk that are believed to aid in the development of an infant’s brain, eyes and nervous system. Studies have suggested that DHA and ARA fortification can replicate some of the nutritional benefits of breast milk in infant formulas.

We use vegetable oils in our dry-spraying powder infant formula production processes as a binder for the dry ingredients, helping diminish the occurrence of “lumpiness” or uneven texture when reconstituting powdered infant formula.

We also use tin in some of our packaging materials, which is supplied by third-party suppliers.

Suppliers and Supplier Arrangements

We are able to meet our needs by purchasing raw milk on the open market in established dairy regions in northern and northeastern China. We generally negotiate the purchase price of raw milk with many dairy farmers and cooperatives. We also sign annual agreements with some milk collection stations.

Prior to June 2007, we obtained substantially all of our supply of whey protein powder from Honnete, a large volume importer of processed dairy products in China. Honnete, a company controlled by Liang Zhang, our chairman and chief executive officer, is a major supplier of China’s whey protein powder. Beginning in June 2007, we began sourcing substantially all of our whey protein powder directly from Eurosérum, Honnete’s supplier in France.

We buy DHA and ARA fatty acids primarily from Martek Biosciences Corporation, whose DHA and ARA fatty acids are approved by the U.S. Food and Drug Administration (FDA) for safe use in infant formula products sold in the U.S. We also buy DHA and ARA fatty acids from a number of vendors of similar products on the market that meet China’s national standards for use in infant formulas.

SALES AND DISTRIBUTION

Sales

We generally sell nutritional products directly to distributors and in limited circumstances directly to retailers. Our recent marketing efforts for our nutritional products have focused on extending retail coverage in terms of geography and market sectors. Our sales and marketing approach combines advertising, brand-building and store-level promotions. Our sales team of more than 300 individuals use our customer relations management, or CRM, database in order to acquire, process, and manage targeted customer information.

We have built a sales network that currently covers 29 provinces and provincial-level municipalities. Our sales group is divided into multiple sub-sales regions, including Anhui, Beijing, Hubei, Hunan, Jiangsu, Middle China, North China, Northeast China, Shandong, South China, Southeast China, Southwest China, Yungui and Zhejiang. Each sub-sales region covers between eight to twenty urban sales areas which act as an independent operating unit, while each urban sales area covers three to twenty county sales areas which act as an independent operating unit. Our sales group consisted of 14 provincial and 280 city managers throughout China as of March 31, 2008. We use a “portfolio” sales approach so that all sales personnel have the ability to sell our entire product line. As of March 31, 2008, we had a sales force of 2,780 employees, complemented by more than 16,500 commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

Although we sell primarily to our distributors and a few resellers, our sales teams work directly with each outlet to manage the sales process and to collect customer and purchasing related data. We use multiple criteria to select our distributors, including reviewing each potential distributor’s financial condition. We intend to expand our sales organization into additional cities and municipalities that we do not currently serve. Our city managers have their own monthly budgets and budgetary responsibility, empowering them to plan and execute their sales and marketing plans without further budgetary approval of the provincial managers. We manage our city managers through our sales supervision department, which is a department directly under our sales director. To enhance our internal controls, our sales supervision department routinely audits the sales estimates of sales managers. City managers are also rotated periodically between various cities.

Our accounts payable and receivable days have generally remained stable over the past years. We saw an increase in inventory days for the fiscal year ended Mach 31, 2008 due primarily to our increased production and sales, the acquisition of Baoquanling and its inventory, and direct whey protein purchase from Eurosérum in France.

The following table shows our average accounts receivable, accounts payable and inventory days:

	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31, 2007	Fiscal Year Ended March 31, 2006
Accounts receivable days	9.0	7.7	6.2
Accounts payable days	31.4	39.6	45.2
Inventory days	80.2	46.2	43.6

We compensate our sales personnel through a combination of fixed salaries and bonuses determined based on sales growth. Our targeted sales incentive programs compensate our sales personnel on a product-specific level, thereby enabling us to incentivize our sales personnel to focus their sales and promotion efforts on certain product lines, such as our premium product lines or larger product packages. We plan to add a third compensation system that provides pre-determined bonuses based on a sales person’s maintenance of prior market share position.

We plan to increase our sales organization to approximately 550 employees in 2008, including approximately 350 database sales and marketing specialists, 50 personnel involved in hospital education and over 150 sales people.

Distribution

We primarily work directly with over 420 distributors, who in turn work with over 1,000 sub-distributors, and more than 63,400 retail outlets. Our packaging subsidiary, Sheng Yuan Nutritional Food, also serves as our national distribution center for our distributors in China. We generally require our distributors to pay full purchase price for our products in cash prior to delivery. Starting from the beginning of 2007, we have offered no more than 60 days of credit for our products to selected distributors. In addition to our credit policies, we ask our distributors to provide monthly inventory reports for us to monitor their inventory levels. Our sales personnel also regularly inspect distributors’ inventories to identify and control any potential inventory buildup by our distributors. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

Distributors normally have exclusive distribution rights in their respective regions and cities to distribute our products, and are also responsible for developing the sub-distributors in their own region and cities. We typically enter into a contract with each of our distributors that establishes the range of sales obligations and their respective pricing ranges. However, our obligation to sell and the distributor’s obligation to purchase arise only at the time a purchase order is accepted. We seek to carefully manage our distributors through an evaluation system that monitors and grades each distributor with respect to performance criteria such as monthly sales and investment in promotional activities. Grading categories start from grade “A,” highest, to grade “D,” lowest. Grading is performed every month. Our policy is to terminate our relationship with any distributors who do not receive satisfactory grades over the course of three months. We seek to incentivize well-performing distributors by providing discounts, larger sales territory and other incentives. While we do not directly manage our sub-distributors, we do track sub-distributor performance through coordinated efforts between our own sales personnel in the field and distributors. Our distributors generally have the right to return products due to package damage.

We currently distribute our nutritional products across China. Our new logistics center, which occupies an area of 16,000 square meters in our Qingdao facilities, commenced operation in May 2007. This logistics center can currently dispatch 4,500 tons of our products for shipment to our distributors per month. Our Qingdao facility also has the capability to respond to urgent requests for product shipments within an average of five days.

We currently work with approximately 20 transportation companies to transport our goods directly from our Qingdao facilities to distributors in a timely and efficient manner.

We have an enterprise resource planning system, or ERP system that monitors inventory management. This ERP system is linked to our financial information system.

MARKETING, ADVERTISING AND PROMOTION

Advertising

We advertise through various media, including television, print media and the Internet. Additionally, we conduct promotional activities with supermarket chains and entertainment companies in order to reach our target market.

We started nationwide television advertising coverage in September 2006. In certain cases, we supplement our nationwide television coverage with local television coverage. We also pursue advertising over the Internet. Our advertising spending was $30.3 million, $16.4 million and $6.0 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. This increase enabled us to secure prime-time placements with China Central Television and other premium regional or satellite television stations. We have further increased our television advertising expenditures in 2008 to capitalize on the goodwill and anticipated increase in viewership during the 2008 Beijing Olympics.

Marketing and Promotion

As part of our sales and marketing approach, our sales force works with more than 7,300 healthcare facilities across China to provide maternity, infant nutrition and health education programs. We have also established a national customer service call center providing live and toll-free information support to consumers in prenatal, nursing, baby care education, product information, and complaint and dispute resolution.

We provide displays, posters and other promotional print to retail outlets and sales consultants employed by our distributors at each point of sale. We also pay entry fees to various retail outlets to place our products within such outlets. We collect customer information through surveys voluntarily provided by each customer via the point of sale or via mailed forms provided to our customers in each product package. We also have promotional activities with supermarket chains and entertainment companies in order to reach our target market. We have also engaged Gao Min, a mother and former Olympic gold medalist in diving, to be our spokesperson in 2008.

QUALITY CONTROL

We place primary importance on quality. We have established quality control and food safety management systems for the purchase of raw materials, raw milk checks, raw milk processing, packaging, storage and transportation. We use commercial strength 25KG poly kraft bags for packaging before shipping the formula products to our retail packaging and distribution facilities. Additionally, we maintain cold storage areas at each of our four processing facilities to store fluid milk. All of our processing facilities are equipped with in-house laboratories for quality assurance and quality control purposes. Our laboratory in Qingdao facilities has been qualified as a National Standard Laboratory by the China National Accreditation Service for Conformity Assessment.

In order to ensure the quality and safety of our ingredients and products, we have also installed testing equipment and have implemented control procedures at each stage of production, including at the initial raw material purchase stage. There are over 1,100 quality control points throughout the entire production process, including 24 quality control points at the milk collection stations. During every step of production, transportation and storage, we employ strict internal regulations and monitoring by highly trained employees. Additionally, we have been increasing our investment in quality control equipment and training. We also maintain our own quality control personnel at each of our third-party producers’ facilities and we rigorously test all products shipped to us from our third-party producers.

Highlights of our quality control procedures are summarized below, organized by the main stages of production:

Purchase of Raw Milk:

•	Raw milk procurement manager conducts pre-purchase assessment of dairy farmers and requests issuance of clean bill of health for dairy cows;

•	Procurement staff conducts on-site inspection in strict compliance with our quality standards and rejects nonconforming supply;

•	Inspection of specimen—sampling in the process of raw milk collection for inspection at our facilities pursuant to national standards; and

•	Sterilization of all equipment for raw milk collection.

Milk Powder Production:

•	Strict compliance with production process control procedure, HACCP Plan implemented at all plants;

•	All raw materials are subject to prior inspection;

•	Detailed process designed for all parts of the production process including pretreatment, vaporization, drying, powder receiving, cooling and packaging;

•	Maintain hygiene standards for staff, equipment, environment and any other object; and

•	Inspection conducted throughout the production process.

Packaging, Storage and Transport:

•	Establishment and practice of total process management with respect to product identification and traceability;

•	Strict inspection before warehousing of products;

•	Maintain hygiene standards in the course of transport and storage; and

•	Products must be positioned strictly according to their category during transport and storage.

RESEARCH AND DEVELOPMENT

Our research and development activities focus on new product formulation, new ingredient development, creation of new methods to incorporate certain nutrients in our products, and improvement in product tastes and ingredient shelf stabilities. We engage in regular product refinement and new product development for our dairy-based formula products, as well as other forms of foods and nutritional supplements. One example of product refinement is our research into prolonging product shelf-life and improvement in product sensory profile. One example of product development is our research and development of our new nutritional bar, which should enter production in late 2008. Our research and development team has developed micro-encapsulations of various fatty acids that help to slow the fatty acid oxidation in products, which reduces shelf-life and gives stale tastes.

We utilize our research and development facilities to engage in the development of trial products that improve our technical capabilities and serve to promote our brand image. We also engage third-party research institutions to research and develop such trial products for us.

We seek to leverage our research and development resources in order to extend our new product pipeline. We believe we can accomplish this goal with new formulations and product concepts in dairy-based formula products as well as other nutritional food products and supplements.

In addition to new formulations and products, we have also developed a variety of delivery systems such as orally delivered supplements in a pill format and single use packages which can provide the formula to the end-user in convenient single packets instead of bulky large canisters.

We also plan to open a new research and development facility in Beijing, which we expect to be operational by late 2010.

COMPETITION

We generally compete with both multinational and domestic Chinese infant formula producers. Competitive factors include brand recognition, perceived quality, advertising, formulation, packaging and price. Many of our competitors have significant market share in the markets we compete in. Our principal competitors can be classified generally into the following two groups:

Multinational Producers

•	Abbot Laboratories’ Ross Products Division, a U.S. producer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas;

•	Bristol-Myers Squibb Company’s Mead Johnson division, or Mead Johnson, a U.S. producer and distributor of the Enfamil family of formulas;

•	Groupe Danone SA’s Numico division, or Numico, a Dutch producer of baby foods, which sells and markets infant formula products in China under the Dumex brand;

•

Nestlé Suisse SA, or Nestlé, a Swiss producer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation; and

•	Wyeth, a U.S. producer and distributor of infant formula sold under private label brands.

Domestic Producers

•	Sanlu Group Co., Ltd., a PRC producer and distributor of dairy products under the Anmum brand;

•	Guangdong Yashili Group Co., Ltd., or Yashili, a PRC consumer brand marketer which sells a line of infant formula products under their Yashili brand; and

•	Inner Mongolia Yili Industrial Group Co., Ltd., or Yili, a PRC producer and distributor of liquid and powdered milk under their Yili brand.

According to data collected by CIC, the top ten brands accounted for 78.6% of total infant formulas sold in China in 2007. In 2007, the market shares of the top five infant formula producers differed by less than five percentage points. Among the top ten participants in the infant formula market, we believe top domestic companies such as us are competing increasingly more effectively with multinational producers.

INTELLECTUAL PROPERTY

All of our product formulations have been developed in-house and are proprietary. We have not registered or applied for protections in China for most of our intellectual property or proprietary technologies relating to the formulations of our powdered infant formula. See “Item 1A. Risk factors—Risks Related to Our Business—Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.” Although we believe that, as of today, patents and copyrights have not been essential to maintaining our competitive market position, we intend to assess appropriate occasions in the future for seeking patent and copyright protections for those aspects of our business that provide significant competitive advantages.

We have 40 registered trademarks in China, one registered trademark in Hong Kong, and one registered trademark in the United States. Additionally, we have 93 trademark applications pending approval in China.

We rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how. Our management and each of our research and development personnel have entered into a standard annual employment contract, which includes a confidentiality clause and a clause acknowledging that all inventions, designs, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. Each of our third-party producers enters into a standard form confidentiality agreement. Despite our precautions, it may be possible for third parties also to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See “Item 1A. Risk factors—Risks Related to Our Business—Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.”

ENVIRONMENTAL MATTERS

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

OUR EMPLOYEES

As of March 31, 2008, we employed approximately 5,000 employees in all of our facilities, with approximately 580 management staff and research and development employees, approximately 1,640 production employees, approximately 2,780 sales and marketing employees, including approximately 300 database sales and marketing specialists, approximately 500 employees working or educational programs in healthcare facilities, and approximately 50 customer relations employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

Within 2008, we expect to increase our employees by 1,200 people, of which 150 employees will be in management and research and development, 500 will be in production, and 550 will be in sales and marketing.

We offer our employees both a base salary and a profit sharing program composed of performance bonuses and rewards for exceptional performance. As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

REGULATION

The food industry, of which nutritional and infant formula products form a part, is subject to extensive regulation in China. This section summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing food safety, hygiene, dairy products and infant formula including:

•	the PRC Product Quality Law;

•	the PRC Food Hygiene Law;

•	Access Conditions for Dairy Products Processing Industry;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Measure on Food Quality Safety Market Access Examination;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Raw Milk Collection Standard;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards; and

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children.

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the use of additives, production, packaging, handling, labeling and storage, as well as facilities and equipment. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, destruction of our products and inventory, fines, suspension of production and operation, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

•	the Environmental Protection Law of the PRC;

•	the Law of PRC on the Prevention and Control of Water Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

•	the Law of PRC on the Prevention and Control of Air Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

•	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

•	the Law of PRC on the Prevention and Control of Noise Pollution.

Dairy Industry Access Conditions and Policies

In March 2008, the PRC National Development and Reform Commission, or the NDRC, promulgated the Access Conditions for Dairy Products Processing Industry, or the Access Conditions. The Access Conditions set forth the conditions an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business, including technique and equipment, product quality, energy and water consumption, sanitation and environmental protection, as well as production safety. Any new or continuing dairy products processing projects or enterprises will be required to meet all the conditions and requirements set forth in the Access Conditions. For projects or enterprises that already commenced operations before the promulgation of the Access Conditions, improvements or rectification actions may need to be taken in order to have such projects or enterprises meet the conditions within two years of the effective date of the Access Conditions on April 1, 2010.

In May 2008, the NDRC issued the Dairy Industry Policies, or the Policies. According to the PRC government, the Policies are the first set of comprehensive government policies on the PRC dairy industry, covering a broad range of matters such as industry planning, closure of inefficient capacity, milk supply, quality control and product safety, environment protection and promotion of milk consumption. Moreover, the Policies provide conditions that new entrants to the dairy industry must meet in addition to the conditions set forth in the Access Conditions.

The Access Conditions also set forth some requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise.

Any new or continuing dairy products processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facility and electricity necessary for the processing of dairy products, and those projects or enterprises already in operation before the promulgation of the Access Conditions will be deregistered and ordered to shut down if they fail to meet the conditions within a two-year rectification period. We believe that all of our existing entities and facilities meet the requirements under the Access Conditions. See “Item 1A. Risk Factor—Risks Associated with Doing Business in China—Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.”

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate our business in one reportable segment. Please refer to Note 15 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

AVAILABLE INFORMATION

Our Internet website address is www.synutra.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission, or SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

ITEM 1A.	RISK FACTORS

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

You should carefully consider the following risks and other information in this Form 10-K before making an investment decision with respect to our common stock. The following risks and uncertainties could materially adversely affect our business, results of operations and financial condition. The risks described below are not the only ones we face. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

RISKS RELATED TO OUR BUSINESS

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, particularly as they relate to the health and safety of infants and children. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, or stemming from counterfeiting or other substandard imitations, could harm our reputation, result in costly and damaging litigation and materially and adversely affect our results of operations.

We sell products for human consumption, which involves risks such as product contamination, spoilage and tampering. We may be subject to liability if the consumption of any of our products causes injury, illness or death. Adverse publicity or negative public perception regarding particular ingredients, our products, our actions relating to our products, or our industry in general could result in a substantial drop in demand for our products. This negative public perception may include publicity regarding the safety or quality of particular ingredients or products in general, of other companies or of our products or ingredients specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us.

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. In the past, there have been occurrences of counterfeiting and imitation of products in China that have been widely publicized. We cannot guarantee that counterfeiting or imitation of our or similar products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively impact our corporate and brand image or consumers’ perception of our products or similar nutritional products generally, particularly if the counterfeit or imitation products cause injury or death to consumers. For example, in April 2004, sales of counterfeit and substandard infant formula in Anhui, China caused the deaths of 13 infants as well as harming many others. Although this incident did not involve the counterfeiting of our products, it caused significant negative publicity for the entire infant formula industry in China. The mere publication of information asserting that infant formula ingredients or products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.

In addition, we will voluntarily recall products in the event of contamination or damage. Regardless of the reason for such product recall, any negative publicity regarding a voluntary recall could also have a material adverse effect on us. Any adverse publicity related to powdered infant formula products may also result in increased regulatory scrutiny of our industry. Moreover, in times of such possible market crisis involving any of our products, our management may not be able to respond to such events in a timely and effective manner. Failure by our management to respond quickly and appropriately to any quality control issues or customer complaints could have a material adverse effect on our results of operations and financial condition. Any ill effects, product liability claims or recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, result in costly and damaging litigation and materially and adversely affect our results of our business and operations.

If we fail to obtain raw materials in the quantity and the quality we need, and at commercially acceptable prices, our results of operations, financial condition and business prospects would be materially and adversely affected.

Our business requires certain key raw materials, such as raw milk and whey protein powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. We do not have guaranteed supply contracts with any of our raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey protein powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

In addition, some of the raw materials used in our business are imported, such as whey protein powder. Our imported raw materials are subject to various PRC governmental permit requirements, approval procedures and import duties, and may also, from time to time, be subject to export controls and other legal restrictions imposed by foreign countries. Should the PRC government refuse to issue the necessary permits or approvals to us or our suppliers, or take any administrative actions to limit imports of certain raw materials, or if we or our suppliers fail to pay any required import duties, or if governmental agencies or laws of foreign countries prevent the timely export of certain raw materials we require to China, our ability to produce and sell our products in China could be materially and adversely affected. In addition, import duties increase the cost of our products and may make them less competitive.

We depend on raw milk to produce our dairy-based nutritional products. Any interruption in our supply of raw milk could materially and adversely affect our results of operations, financial condition and business prospects.

We purchase most of our raw milk from individual dairy farmers and cooperatives without long-term contractual arrangements. Our raw milk supply is limited by the ability of the individual dairy farmers and cooperatives to provide raw milk in the amount and quality to meet our requirements. Raw milk production is, in turn, influenced by numerous factors beyond our control such as: (1) seasonal factors, with dairy cows generally producing more milk in temperate weather as opposed to cold or hot weather and extended unseasonably cold or hot weather potentially leading to lower than expected production; (2) environmental factors, with the volume and quality of milk produced by dairy cows closely linked to the quality of the nourishment provided by the environment around them; and (3) impact of governmental agricultural and environmental policy, with government grants, subsidies, provision of land, technical assistance and other agricultural and environmental policies having a direct effect on the viability of individual dairy farmers and dairy cooperatives, and the numbers of dairy cows and quantities of milk they are able to produce. Individual dairy farmers bring their cattle to collection stations owned by us or third parties. In order to meet our projected needs, we expect that we will need to continue to increase the number of milk collection centers from which we source our raw milk. We cannot assure you that we will be able to establish relationships with additional milk collection centers or that there will be sufficient supplies of raw milk from individual dairy farmers and cooperatives to be provided to any milk collection centers. Any interruption in our supply of raw milk could materially and adversely affect our results of operations, financial condition and business prospects.

Our results of operations may be affected by fluctuations in availability and price of raw materials.

The raw materials we use are subject to price fluctuations due to various factors beyond our control, including increasing market demand, inflation, severe climatic and environmental conditions, commodity price fluctuations, currency fluctuations, changes in governmental and agricultural regulations and programs and other factors. For instance, the price of raw milk in China rose by approximately 55.0% in 2007 due to various factors, including rising production costs. We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset these increased costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

Any major outbreak of illness or disease relating to cows in China could lead to significant shortfalls in the supply of our raw milk and could result in consumers avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

A major outbreak of any illness or disease in cows in China could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying our raw milk could lead to significant shortfalls in the supply of our raw milk. Limited cases of bovine TB have occurred in several parts of China in the past. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation. In addition, we purchase a portion of our milk powder from third-party producers. We may be unable to exercise the same degree of quality control over these third-party production facilities as we can over our own facilities. Any quality problems associated with the milk powder produced by these third-party producers would also affect our products’ quality and lead to negative publicity against us, adversely affecting our reputation and causing a decrease in sales of our products and a loss of market share.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As with other infant formula producers, we are also exposed to risks associated with product liability claims if the consumption of infant formula products we sell results in injury or death. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not have product liability insurance and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim and our brand image and reputation would suffer. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

Our sales, results of operations, brand image and reputation could be materially and adversely affected if we fail to efficiently manage our operations without interruption, or fail to ensure that our products are delivered on time.

Our business requires successful coordination of several sequential and complex processes, the disruption of any of which could interrupt our operations and materially and adversely affect our relationships with our distributors, sub-distributors and end-customers, our brand name and reputation, and our financial performance. Our operations involve the coordination of raw material sourcing from third parties, internal production processes and external distribution processes. We may face difficulties in coordinating the various aspects of our production processes, resulting in downtime and delays. We have also been steadily increasing our production capacity and have limited experience operating at these higher production volume levels.

In addition, we may encounter interruptions in our production processes due to a catastrophic loss or events beyond our control, such as fires, explosions, labor disturbances, earthquakes or other natural disasters. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in deliveries to our customers, our business and reputation could be severely affected. Along with many other producers of dairy and consumer products in China, we generally rely on third-party transportation operators and distributors for the delivery of our products. Delivery may be disrupted for various reasons, many of which are beyond our control, including natural disasters, weather conditions or social unrest and strikes, which could lead to delayed or lost deliveries. For example, in late January and early February 2008, the southern regions of China experienced the most severe winter weather in nearly 50 years, causing, among other things, severe disruptions to all forms of transportation for several weeks. This natural disaster also impacted our own distribution network in these parts of China along with many other producers of food and consumer products. In addition, transportation and related infrastructure conditions are often generally under-developed in some of the regions where we sell our products. We currently do not have business interruption insurance to offset these potential losses, delays and risks, so a material interruption of our business operations could severely damage our business.

We rely primarily on third-party distributors and cannot assure you that their marketing and distribution of our products will be effective or will not harm our brand and reputation. Moreover, if we fail to timely identify and appoint additional or replacement distributors as needed, or are unable to successfully manage our distribution network, our operating results could suffer.

We do not sell our products directly to our end customers. Instead, we primarily rely on third-party distributors and sub-distributors for the sale and distribution of our products. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of March 31, 2008, this network comprised over 420 distributors and over

1,000 sub-distributors who sell our products in nearly 63,400 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions and cities, and are also responsible for developing the sub-distributors located in their own regions and cities. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

•	reduction, delay or cancellation of orders from one or more of our distributors;

•	selection or increased sales by our distributors of our competitors’ products; and

•	our failure to timely identify and appoint additional or replacement distributors upon the loss of one or more of our distributors.

We currently enjoy a number of favorable arrangements with most of our distributors, such as up-front cash payment prior to our delivery of products to them. The competition for distributors is intense in our industry in China and many of our competitors are expanding their distribution networks in China. We may not be able to compete successfully against the larger and better-funded sales and marketing operations of some of our current or future competitors, especially if these competitors provide more favorable arrangements for distributors. As a result, we may lose some of our distributors to our competitors, which may cause us to lose some or all of our favorable arrangements with such distributors and may even result in the termination of our relationships with some of our distributors. While we do not believe we are substantially dependent upon any individual distributor, finding replacement distributors could be time-consuming and any resulting delay may be disruptive and costly to our business. In addition, we may not be able to successfully manage our distributors and the cost of any consolidation or further expansion of our distribution network may exceed the revenue generated from these efforts. The occurrence of any of these factors could result in a significant decrease in the sales volume of our products and therefore materially harm our financial condition and results of operations.

We maintain inventories of raw materials and finished products, and our inventories may spoil.

Most of our finished products have an average shelf life of 18 to 24 months. Our raw materials, excluding raw milk, have an average shelf life of 12 months. Our inventory levels are based, in part, on our expectations regarding future sales. While we do not currently maintain large inventory levels for long periods, we may in future periods experience inventory buildup if our sales slow for any reason. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products than we require, thereby increasing our risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect our results of operations.

Our results of operations and business prospects may be impaired by changing consumer preferences if we do not develop and offer products to meet changing preferences.

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes and nutritional needs of our customers and to offer products that appeal to their preferences. We introduce new products and improved products from time to time and incur significant development and marketing costs. If our products fail to meet consumer preferences, then our strategy to grow sales and profits with new products will be less successful.

More mothers may breastfeed their babies rather than use our products, resulting in reduced demand for our products and adversely affecting our revenues.

Our results of operations are affected by the number of mothers who choose to use our products rather than breastfeeding their babies. Much publicly available data suggests that breastfeeding has many health benefits for the baby that cannot be replicated by dairy-based infant formula products. Additionally, popular literature, cultural pressure, government policies and medical advice in China generally promote the benefits of breastfeeding. For example, on August 1, 2007, China’s Ministry of Health issued an Infant Feeding Strategy which promoted breastfeeding and requested all local relevant departments to publicize the benefits of breastfeeding through radio broadcasting, television and newspapers during World Breastfeeding Week, which took place in early August 2007. Thus, to the extent that private, public and government sources increasingly promote the benefits of breastfeeding, there could be a reduced demand for our products and our revenues could be adversely affected.

Failure to execute our expansion plan could adversely affect our financial condition and results of operations.

We plan to increase our annual production capacity to meet an expected increase in demand for our products. Our decision to increase our production capacity was based in part on our projections of increases in our sales volume and growth in the size of the infant formula product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and have idle capacity, which may materially and adversely affect our financial condition and results of operations. Our future success depends on our ability to expand our business to address expected growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

•

the availability of additional funding to expand our production capacity, build new processing and packaging facilities, make additional investments in our subsidiaries, acquire additional businesses or production facilities, purchase additional fixed assets and purchase raw materials on favorable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and suppliers of raw materials;

•	failure to maintain high quality control standards;

•	global or local shortage of raw materials, such as raw milk or whey protein powder;

•	our inability to obtain, or delays in obtaining, required approvals by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

As our business grows, we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvements to our accounting and other internal management systems by dedicating additional resources to our reporting and accounting functions, and improvements to our record keeping and contract tracking system. We will need to respond to competitive market conditions and continue to enhance existing products and develop new products, and retain existing customers and attract new customers. We will also need to recruit more personnel and train and manage our growing employee base. Furthermore, we will need to maintain and expand our relationships with our current and future customers, suppliers, distributors and other third parties, and there is no guarantee that we will succeed.

If we encounter any of the risks described above, or are otherwise unable to establish or successfully operate additional production capacity or to increase production output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability, and our business, financial condition, results of operations and prospects may be adversely affected.

Our planned expansion into many of China’s major urban centers may be costly, time-consuming and difficult. If we do not successfully expand into such markets, our results of operations and prospects would be materially and adversely affected.

Our future success significantly depends upon our ability to successfully expand into many of China’s major urban centers. To further promote our brand and generate demand for our products in such markets, we intend to significantly increase spending on marketing and promotion. We may be unable to attract a sufficient number of distributors with the experience and ability to penetrate these markets, and our selected distributors may not be suitable for selling our products in these markets for other reasons. We may also fail to attract new customers in such markets who may have less familiarity with our brand and products. Furthermore, we may fail to anticipate and address competitive conditions in these new markets that are different from those in our existing primary markets. These competitive conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our results of operations and prospects would be materially and adversely affected.

Part of our strategy involves the development of new products, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results would be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. Our annual research and development budget has increased each year and is expected to continue to do so in the future. In addition, we plan to open a research and development center in Beijing. Our future research and development efforts will focus on expanding our product offerings beyond dairy-based nutritional products and into new products such as nutritional food bars. If we fail to timely develop these and other new products or if we incorrectly gauge market demand for such new products, we may not be able to grow our sales revenue at expected growth rates and may incur expenses and capital expenditure costs relating to the development of new products that are not offset by the sales they generate.

We operate in a competitive environment, which may lead to declining revenue growth or other circumstances that would negatively affect our results of operations.

The market for pediatric nutritional products is competitive, and we believe that competition in this market will continue to intensify. We believe that the principal competitive factors in our markets are brand recognition, perceived quality, advertising, formulation, packaging, and price. We face significant competition from a number of competitors, including multinational companies, such as Abbot Laboratories’ Ross Products Division, Mead Johnson, Nestle, Numico and Wyeth, and domestic companies, such as Sanlu, Yashili and Yili. See “Item 1. Business—Competition.” Many of our competitors have longer operating histories, greater name recognition, significantly larger market shares, access to larger customer bases and significantly greater economies of scale in financial, sales and marketing, production, distribution, technical and other resources than we do. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, greater amounts of incentives and subsidies for distributors, retailers and customers and more advanced processes and technologies. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors that are better able to compete as end-to-end suppliers as well as competitors who are more specialized in particular areas and geographic markets. This could have a material adverse effect on our business, financial condition, results of operations and prospects.

In order to compete successfully in our markets, we will need to develop new products and enhance our product offerings while maintaining price competitiveness. If and to the extent we fail to develop new products that differentiate us from our competitors, we may need to compete largely on price, which may cause our operating margins to decline. Our inability to compete successfully against competitors and pricing pressures could result in lost customers, loss of market share and reduced operating margins, which would adversely impact our results of operations.

As of March 31, 2008, our management and our independent registered public accounting firm concluded that we did not have an effective internal control over financial reporting. Our past weaknesses and deficiencies with our internal control over financial reporting have made it necessary for us to restate certain of our financial statements, among other things, in the recent past. Any further failure to accurately report our financial results, including any resulting restatement, could result in harm to our business, loss of investor confidence in our financial reporting and a lower trading price of our common stock. Furthermore, if we fail to meet timely filing obligations due to material weaknesses and significant deficiencies with our internal control over financial reporting, we may face delisting of our common stock by the Nasdaq Global Select Market.

We have experienced certain weaknesses and deficiencies with our internal control over financial reporting. Among other things, these deficiencies have made it necessary for us to restate certain of our financial statements in the recent past. Although we have taken steps to address the deficiencies in our internal control over financial reporting, management has determined that our internal control over financial reporting was not effective as of March 31, 2008. Management’s conclusion that the Company’s internal control over financial reporting was not effective is based on management’s identification of one material weakness and four deficiencies in the Company’s internal control over financial reporting, as defined in Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements.” Deloitte Touche Tohmatsu CPA Ltd., our independent registered public accounting firm, also expressed an adverse opinion in its attestation report on our internal control over financial reporting because of this material weakness.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our material weakness related to: (i) an insufficient complement of personnel in our corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with complex financial accounting and reporting requirements and materiality thresholds; and (ii) an inadequacy of competent staff in our internal audit function to effectively monitor our operational, financial and compliance-oriented controls, including controls over the financial closing and reporting process.

Our deficiencies related to:

•	inadequate training of employees, especially new hires, on our antifraud programs and code of ethics;

•	inadequate segregation of duties related to our stock count process and lack of controls to regularly monitor, document and determine the value of certain inventories on a timely basis;

•	inadequate controls related to managing staff cash advances; and

•	failure to maintain an appropriate level of security within our computer operating systems and applications.

The Company has discussed the material weakness and deficiencies in its internal control over financial reporting with the Audit Committee of the Board of Directors and is in the process of developing and implementing remediation plans to address the material weakness and deficiencies. There can be no assurance, however, that we will be able to implement effectively new or improved controls or that our management or our independent registered public accounting firm will determine that our disclosure controls and procedures or our internal control over financial reporting will be effective in the future. Even if our management determines in the future that we have an effective internal control over financial reporting, our independent registered public accounting firm may still disagree with our management and issues an adverse opinion. Moreover, a lack of effective internal control over financial reporting could cause us to fail to provide accurate financial statements or fail to meet our reporting obligations, either of which could cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our common stock. Our failure to meeting our reporting obligations in a timely fashion may also lead to the delisting of our common stock by the Nasdaq Global Select Market.

See “Item 9A. Controls and Procedures.”

Our success depends to a substantial degree upon our senior management and key personnel, and our business operations may be significantly and negatively affected if we fail to attract and retain highly competent senior management and key personnel.

Our future success depends substantially on the continued services of our key personnel including, particularly, Liang Zhang, our chairman and chief executive officer. We rely substantially on their experience in the dairy and nutritional products industry, similar business operations and sales and marketing and on their relationships and ability to work with our suppliers and distributors and other customers. If we lose the services of one or more of these key personnel, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers and key personnel, which could severely disrupt our business and growth. We do not maintain key-man life insurance for any of our key personnel.

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our distributors. We have entered into employment agreements with each of these key personnel, which contain confidentiality and non-competition provisions. Moreover, if any disputes were to arise between these key personnel and us, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decisions would be and the extent to which these court decisions could be enforced in China, where most of these key personnel reside and hold some of their assets. See “Item 1A. Risks Associated with Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.” Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

Competition for experienced management and research and development personnel in China is intense, and the availability of experienced, suitable and qualified candidates is limited. Competition for these individuals may require us to pay higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

Liang Zhang’s association with other businesses could impede his ability to devote sufficient time to our business and could present potential conflicts of interest.

Liang Zhang, our founder, chairman, chief executive officer and principal beneficial stockholder, controls several other companies, including Honnete, a supplier of whey protein powder in China. Liang Zhang devotes most of his time to our affairs and the remainder of his time to the affairs of the other companies. Liang Zhang’s decision-making responsibilities for these other companies are similar in the areas of public relations, risk management and strategic planning. As a result, conflicts of interest may arise from time to time and we cannot assure you that they will be resolved in our favor. Additionally, even though Liang Zhang devotes most of his time to our affairs and is further accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, we cannot assure you this will always be the case and his existing responsibilities to other businesses and entities may limit the amount of time he can spend on our affairs.

Our chairman and chief executive officer, Liang Zhang, beneficially owns a substantial amount of our common stock and will have significant influence over our corporate affairs.

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 66.67% of our outstanding common stock through a company owned by his wife as of March 31, 2008. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of Liang Zhang may conflict with our interests or the interests of our other stockholders.

We may not succeed in identifying suitable acquisition targets, which could adversely affect our ability to expand our operations and service offerings and enhance our competitiveness.

We have pursued and may in the future pursue strategic acquisition opportunities to increase our scale and geographic presence and expand the number of our product offerings. However, we may not be able to identify suitable acquisition or investment candidates, or, even if we do identify suitable candidates, we may not be able to complete those transactions on terms commercially favorable to us or at all, which could adversely affect our competitiveness and our growth prospects.

If we acquire other companies in the future, we could face the following risks:

•	difficulty in assimilating the target company’s personnel, operations, products, services and technology into our operations;

•	the presence of unforeseen or unrecorded liabilities;

•	entry into unfamiliar markets;

•	inability to generate sufficient revenues to offset acquisition costs; and

•	tax and accounting issues.

Many recently joined employees may decide not to work with us or to leave shortly after joining our company. These difficulties could disrupt our ongoing business, distract our management and current employees and increase our expenses, including write-offs or impairment charges. Acquired companies also may not perform to our expectations for various reasons, including the loss of key personnel, key distributors, key suppliers or key customers, and our strategic focus may change. As a result, we may not realize the benefits we anticipated. If we fail to integrate acquired businesses or realize the expected benefits, we may lose the return on the investment in these acquisitions or incur additional transaction costs and our operations may be negatively impacted as a result. Further, any acquisition or investment that we attempt, whether or not completed, or any media reports or rumors with respect to any such transactions, may adversely affect our competitiveness, our growth prospects, and the value of our common stock.

Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

We have, in the past, entered into loan agreements and common stock purchase agreements in order to raise additional capital. Our business requires significant capital and although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue for the fiscal year ended March 31, 2008 to $362.1 million, from $216.6 million for the prior fiscal year. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. For example, our growth rate may be affected by an overall slowing of the birth rate in China. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We also purchase milk powder from third-party producers and any disruption in this source of milk powder could materially and adversely affect our business and results of operations.

We also purchase milk powder from third-party producers. Approximately 15% of our milk powder was produced by third-party producers for the fiscal year ended March 31, 2008. All of this third-party production is currently performed by only three third-party producers in three different locations. While these arrangements help us manage operating costs and address production capacity constraints, they also reduce our direct control over a portion of our production. As our third-party producers are not legally obligated to supply us with milk powder, we cannot assure you that they will always meet our demand. They may encounter capacity constraints or may be unable or unwilling to provide us milk powder in required quantities or at acceptable costs. Our inability to find or develop alternate third-party producers, if required, could result in delays or reductions in production and product shipments. Moreover, these third-party suppliers may delay milk powder shipments or supply us with inferior quality milk powder that may adversely impact the timely delivery or the quality of our products.

Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We rely primarily on trade secrets and other contractual restrictions to protect our intellectual property. We have not registered or applied for protections in China for most of our intellectual property or proprietary technologies relating to the formulations of powdered infant formula that we produce. In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our employees, licensing partners, third-party producers, consultants, agents and other organizations to which we disclose our proprietary information. The actions we have taken to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. As a result, third parties may use the intellectual property or proprietary technologies that we have developed and compete with us, which could have a material adverse effect on our business, financial condition and operating results.

PRC intellectual property-related laws and their implementation are still under development. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or many other countries. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner or at all. Furthermore, any such litigation may be costly and may divert management attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

Our success largely depends on our ability to use and develop our know-how and product formulations without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of infringement or violation of other intellectual property rights of third parties. The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us or may otherwise make it difficult for us to acquire a license on commercially acceptable terms.

There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of raw materials used in our products, our third-party producers, or by companies with which we work in cooperative research and development activities. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time-consuming, and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

•	pay damage awards;

•	seek licenses from third parties, which may not be available on reasonable terms or at all;

•	pay additional ongoing royalties, which could decrease our profit margins;

•	redesign our products, which may be costly, if possible at all; or

•	be restricted by injunctions.

These factors could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which could have a material adverse effect on our financial condition and results of operations.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement and regulation;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher rate of inflation;

•	the higher level of control over foreign exchange; and

•	government control over the allocation of many resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of consumer spending in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

PRC food hygiene and safety laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

Operators within the PRC dairy industry and infant formula sector are subject to compliance with PRC food hygiene and safety laws and regulations. Such laws and regulations require all enterprises engaged in the production of dairy and infant formula products to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, and labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management. Although we are in compliance with current PRC food hygiene and safety laws and regulations, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Over the past several decades, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations. For example, there is a PRC regulation requiring all employees to make contributions to a housing provident fund based on their salary level and their employers to match such contributions. However, many employees are reluctant to make such contributions as they do not perceive such contribution will benefit them, and this regulation has generally not been rigorously enforced. We have allowed our employees to make contributions on a voluntary basis and then match their contributions. However, we cannot assure you that in the future the PRC government will not start to enforce this regulation more rigorously. Although there are no material penalties stipulated in this regulation, if we are found to not be in compliance, we may be required to bring current any past deficiencies, which could adversely affect our financial condition and results of operations.

In addition, our facilities and products are subject to many laws and regulations administered by the PRC State Administration for Industry and Commerce, the PRC State Administration of Taxation, the PRC Ministry of Health and Hygiene Permitting Office, the PRC General Administration of Quality Supervision, Inspection and Quarantine, and the PRC State Food and Drug Administration Bureau relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws, more rigorous enforcement of such laws or with respect to our current or past practices, could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.

The dairy and infant nutrition product industries in China are regulated and regulatory changes may affect both our customers and us. Any changes in regulations that impose additional requirements for construction of new production lines and facilities or expansion of existing facilities will require us to secure additional government approvals for our current production expansion projects. Similarly, additional safety and quality control regulations could impact our costs of production. For example, on March 18, 2008, the PRC National Development and Reform Commission, or NDRC, promulgated the Access Conditions for Dairy Products Processing Industry, or the Access Conditions, which became effective on April 1, 2008. The Access Conditions impose new conditions that an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business. For a more detailed description of these requirements, see “Item 1. Business—Regulation.” Although we believe our existing entities and facilities meet the Access Condition requirements, it is possible that our future expansion plans or the establishment of new entities may fail to meet one or more of the requirements under the Access Conditions in the future. Failure to comply with these or any other changes in regulations affecting our business could have a material adverse effect on our business and our results of operations. In addition, the indirect impact of any such changes could adversely affect our business even if the specific regulations do not directly apply to our products or us.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in PRC laws and regulations, including those relating to how we conduct our business, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in PRC properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or registration with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the PRC Ministry of Commerce, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Recent PRC regulations relating to investment activities by, and holdings in entities outside of China of, PRC residents and citizens, may subject our PRC resident and citizen stockholders to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents and citizens, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the stockholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC stockholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Many of the terms and provisions in the SAFE notice, and its implementing regulations, remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice have been inconsistent since its adoption. Based on the advice of our PRC counsel, De Heng Law Offices, and after consultation with relevant SAFE officials, we believe our PRC resident stockholders were required to complete their respective SAFE registrations pursuant to the SAFE notice. The local SAFE branch may not accept their applications for SAFE registration until more detailed rules or announcements concerning the penalties for those who failed to make their SAFE registrations are implemented. However, we believe the likely penalties for failure to complete the SAFE registration will be nominal and there should be no other legal obstacles for our PRC resident stockholders to complete or amend their respective SAFE registrations. Moreover, because of uncertainty over how the SAFE notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Fluctuations in exchange rates could adversely affect our business and the value of our common stock.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China, or PBOC, regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long-term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollar appreciated against the Renminbi, our costs may increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, to the extent we enter markets outside China in the future, we may be increasingly subject to the risk of foreign currency fluctuations.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2008, the amount of our restricted net assets was $128.7 million. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The PRC government’s recent measures to curb inflation rates in China could be viewed by investors as adversely affecting future results of operations.

China has faced rising inflation in recent years. In April 2008, the change in China’s Consumer Price Index increased to 8.5% according to the National Bureau of Statistics of China, or the NBS. Recently, the PRC government undertook various measures to alleviate the effects of inflation, especially with respect to key commodities. On January 16, 2008, the PRC National Development and Reform Commission announced national price controls on various products, including milk. Similarly, the PRC government may conclude that the price of infant formula is too high and may institute price controls that would limit our ability to price our product as we might wish. The PRC government has also encouraged local governments to institute price controls on similar products. Such price controls could be viewed by investors as adversely affecting our future results of operations and, accordingly, the price of our common stock.

The PRC government’s recent aid package for dairy farmers in China includes the extension of loan repayment periods for dairy farmer loans, which will extend our exposure under our loan guarantees provided to dairy farmers.

We had previously agreed to guarantee to the Zhangbei Branch of the Agricultural Bank of China certain bank loans in the aggregate of $1.1 million extended to 104 dairy farmers in the Zhangbei area of Hebei province in China. The PBOC and the China Banking Regulatory Commission, or CBRC, recently implemented new favorable policies to aid dairy farmers, including policies mandating the extension of loan repayment dates for bank loans to dairy farmers. These PRC loan repayment extension measures have extended the December 25, 2007 maturity date on various bank loans guaranteed by us to the 104 Zhangbei dairy farmers. Although we are in discussions with the lending bank to determine the extension period for such loans, no agreement regarding the extension has been reached and we continue to be obligated under our loan guarantee provided to the 104 Zhangbei dairy farmers. Although we have allocated a reserve of $0.4 million to cover any potential losses arising from such guarantee, such reserve may not be sufficient to cover the total losses.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may disrupt our business and operations.

Our business and operations could be materially and adversely affected by the outbreak of avian influenza, severe acute respiratory syndrome, or SARS, or other similar adverse public health development. In recent years, there have been reports on the occurrences of avian influenza in various parts of China and neighboring countries, including a few confirmed human cases. Any prolonged recurrence of an adverse public health development may result in the temporary closure of businesses in China by the PRC government in order to avoid congregation in closed spaces to help prevent disease transmission. Such occurrences would disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian influenza, SARS or any other epidemic.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that Synutra, Inc. or Synutra International, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. DeHeng Law Offices, our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, and its value may be depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between June 13, 2007 and June 13, 2008, the price of our common stock, as reported on the markets on which our common stock have traded, ranged between $19.02 and $41.31. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average stock quoted on the Nasdaq Global Select Market, and this low trading volume may adversely affect the price of our common stock.

Although our common stock is traded on the Nasdaq Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the three month period ended June 13, 2008 was approximately 9,475 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

Provisions in our charter documents and under Delaware law could discourage a change-of-control that our stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	our board of directors is divided into three classes, with approximately one-third of our directors elected each year;

•

our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders must provide timely notice for any stockholder proposals and director nominations;

•	we have adopted provisions that eliminate the personal liability of directors for monetary damages for actions taken as a director, with certain exceptions; and

•

our board of directors may issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located at Qingdao with over 1,600 square meters of owned office space. We also have leased office space at Beijing of around 6,000 square meters. Synutra Illinois leases an executive office in Rockville, Maryland, USA. Our processing and packaging facilities are located in various locations in China, including Qingdao, Luobei, Zhangjiakou, Fengzhen, Zhenglanqi and Junchuan. These facilities encompass approximately 114,000 square meters of office, plant, and warehouse space. Our packaging and distribution headquarters located in Qingdao includes over 2,330 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

We currently own and operate four processing facilities and one packaging facility. As of March 31, 2008, we had raw milk processing capacity of 40,000 tons per year, packaging capacity of 82,000 tons per year and dry-mixing processing capacity of 36,000 tons per year.

The following table sets forth certain information with respect to our processing and packaging facilities.

Facility	Province/ Region	Installed Capacity as of March 31, 2008	Expected Capacity Installed by March 31, 2009	Description	Property Right
		(tons per year)	(tons per year)
Zhangjiakou facility	Hebei	22,000	35,000	Raw milk processing	Land Use Right

Luobei facility	Heilongjiang	4,000	4,000	Raw milk processing	Land Use Right*

Fengzhen facility	Inner Mongolia	7,000	7,000	Raw milk processing	Land Use Right

Junchuan facility	Heilongjiang	7,000	14,000	Raw milk processing	Land Use Right

Harbin facility	Heilongjiang	N/A	15,000	Raw milk processing	N/A**

Qingdao facility	Shandong	36,000	120,000	Dry-mixing of all of our infant formula products	Land Use Right

		82,000	82,000	Packaging of all of our products	Land Use Right

Zhenglanqi facility	Inner Mongolia	N/A	9,000 tons of nutritional foods	Production and processing of nutritional bars and other non-core products	Land Use Right

Qingdao Mei Tai facility	Shandong	N/A	3,000 tons of nutritional supplement ingredients	Production and processing of nutritional supplement ingredients and other non-core products	Land Use Right

*	Expires in August 2010.
**	We have not yet selected the site for our Harbin facility, so we have not yet obtained any land use rights for this facility.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We believe that our facilities are suitable for our current operations and any increase in production in the near term will not require additional space.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year ended March  31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF OUR COMMON STOCK

Our common stock has been trading on the Nasdaq Global Select Market under the symbol “SYUT” since November 8, 2007. Our common stock was previously quoted on the Over-The-Counter Bulletin Board, or OTCBB, under the trading symbol “SYUT.OB” until April 11, 2007. On April 12, 2007, our common stock was listed on the Nasdaq Global Market and subsequently approved for listing on the Nasdaq Global Select Market on November 8, 2007.

The following table sets forth the high and low bid prices for our common stock on the OTCBB, prior to April 12, 2007 and our common stock on the Nasdaq Global or Global Select Market since April 12, 2007 for the periods indicated. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The OTCBB Bid Price per Share(1)				The Nasdaq Global/Global Select Market Price per Share(2)
	High		Low		High		Low
Fiscal Year Ending March 31, 2009

First Quarter (through June 13, 2008)	$	N/A	$	N/A		$29.86		$34.00

Fiscal Year Ended March 31, 2008

Fourth Quarter	$	N/A	$	N/A		$34.01		$22.41

Third Quarter		N/A		N/A		41.31		24.38

Second Quarter		N/A		N/A		31.25		19.81

First Quarter		12.00		11.68		26.50		11.50

Fiscal Year Ended March 31, 2007

Fourth Quarter		$12.51		$10.25	$	N/A	$	N/A

Third Quarter		13.00		10.91		N/A		N/A

Second Quarter		12.75		8.60		N/A		N/A

First Quarter		9.00		5.00		N/A		N/A

(1)	Through April 11, 2007.
(2)	From April 12, 2007 forward.

As of June 11, 2008, we had approximately 43 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

DIVIDEND POLICY

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our loan agreement with ABN AMRO Bank N.V., Hong Kong Branch, or ABN, restricts our ability to pay any dividends that, when taken in the aggregate with other payments by us within a 12-month period, exceed 30.0% of our consolidated net income for such period. For a description of the ABN loan, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Change in Financial Condition, Liquidity and Capital Resources—Outstanding Indebtedness.” We may enter into agreements in the future that restrict our ability to make distributions to stockholders.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2008, the amount of our restricted net assets was $128.7 million.

Recent Sales Of Unregistered Securities

As described in our Current Report on Form 8-K filed with the SEC on April 24, 2007, we entered into a USD Facility Side Letter Agreement dated April 19, 2007 with ABN as part of certain financing arrangements with ABN. Pursuant to this USD Facility Side Letter Agreement, we issued warrants to purchase an aggregate of 400,000 shares of our common stock to ABN in April and October 2007.

As described in our Current Report on Form 8-K filed with the SEC on June 19, 2007, on June 15, 2007 we completed a transaction pursuant to a Purchase Agreement dated May 24, 2007 between us and Warburg, whereby Warburg purchased 4 million shares of common stock, par value $0.0001 per share, for an aggregate purchase price of $66 million.

We claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for the private placement of the securities above pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended March 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the years ended December 31, 2003 and 2004 and three months ended March 31, 2005 are derived from audited consolidated financial statements which are not included in this Form 10-K. The financial data for the three months ended March 31, 2004 are derived from our unaudited consolidated financial statements, which is not included in this Form 10-K. The unaudited financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the financial condition and the results of operations for such periods. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,			Three Months Ended March 31,		Year Ended December 31,
	2008	2007	2006	2005	2004	2004	2003
	($ in thousands except earnings per share data)
Selected Consolidated Statement of Operations Data:

Net sales	362,090	216,605	132,289	18,692	12,782	57,542	40,978

Cost of sales	175,568	109,900	76,653	9,124	7,556	33,605	26,240

Gross profit	186,522	106,705	55,636	9,568	5,226	23,937	14,738

Total operating expenses:

Selling and distribution expenses	34,449	25,561	15,494	4,563	2,722	9,428	8,641

Advertising and promotion expenses	76,388	52,322	20,908	1,071	373	8,479	6,458

General and administrative expenses	16,013	7,031	5,896	665	555	3,218	2,127

Total operating expenses	126,850	84,914	42,298	6,299	3,650	21,125	17,226

Income (loss) from operations	59,672	21,791	13,338	3,269	1,576	2,812	(2,488)

Interest expense	6,354	1,896	1,784	183	145	638	820

Interest income	1,801	356	238	75	18	88	107

Other income (expense), net	(1,592)	1,219	690	(58)	(8)	32	165

Income (loss) before provision for income tax	53,527	21,470	12,482	3,103	1,441	2,294	(3,036)

Provision for income tax	7,855	1,596	1,446	32	19	76	74

Net income before minority interests	45,672	19,874	11,036	3,071	1,422	2,218	(3,110)

Minority interests	11	—	1	(1,365)	488	2,598	235

Net income attributable to stockholders	45,661	19,874	11,035	4,436	934	(380)	(3,345)

Earnings per share—basic	0.86	0.40	0.23	0.10	0.02	0.01	(0.07)

Earnings per share—diluted	0.85	0.40	0.23	0.10	0.02	0.01	(0.07)

	As of March 31,				As of December 31,
	2008	2007	2006	2005	2004	2003
	($ in thousands)
Selected Balance Sheet Data:

Cash and cash equivalents	97,425	20,836	5,677	5,812	5,893	7,191

Working capital (deficit)	111,230	(8,281)	(14,270)	(15,920)	(17,837)	(2,643)

Total assets	296,219	127,271	83,009	64,192	59,849	38,658

Total long-term liabilities	39,993	4,138	—	4,833	4,833	8,458

Total stockholders’ equity	171,259	42,701	20,951	7,622	2,990	3,648

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Item 1A. Risk Factors.”

OVERVIEW

We are a leading infant formula company in China. We produce, market and sell our products under “Sheng Yuan,” or “Synutra,” our master brand, and several sub-brands, including “Super,” “U-Smart” and “U-Strong.” We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of March 31, 2008, this network comprised over 420 distributors and over 1,000 sub-distributors who sell our products in nearly 63,400 retail outlets. Our extensive sales, and distribution network, combined with our strong customer service and infant mutation education programs, has helped us build brand recognition and customer loyalty in our primary markets, which, prior to 2007, mainly comprised small to mid-size cities and rural areas in China. By leveraging our strong brand recognition in our primary markets, we have begun to expand into many of China’s major urban centers, which have historically been dominated by several large multinational firms.

We have opportunistically utilized excess capacity and resources to provide toll packaging services, toll drying services, and sales of ingredients and materials to industrial customers. These businesses, however, are not our core businesses and do not contribute significantly to our results of operations.

Our net sales for the fiscal year ended March 31, 2008 grew by 67.2% to $362.1 million from $216.6 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2008 grew by 74.8% to $186.5 million from $106.7 million for the prior fiscal year. Our net income for the fiscal year ended March 31, 2008 grew by 129.8% to $45.7 million from $19.9 million for the prior fiscal year.

The significant increase in our net sales and gross profit is attributable primarily to the following:

•

rapid growth of the infant formula market in China, which increased in terms of sales revenue by 28.2% from RMB15.8 billion ($2.3 billion) in 2006 to RMB20.3 billion ($2.9 billion) in 2007, according to Euromonitor, an international market research company;

•	strong sales in our primary markets, which we believe are experiencing rapid growth in powdered infant formula consumption, and which have enabled us to increase our national market share; and

•

increases in our average selling prices and increases in the proportion of sales of our premium infant formula products with higher average selling prices and gross margins, which are one of our fastest growing product categories.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Our operating results are primarily affected by the following factors:

Industry Growth

Euromonitor projects the infant formula market in China will grow from RMB20.3 billion ($2.9 billion) in 2007 to RMB52.3 billion ($7.5 billion) in 2012, a CAGR of 20.8%. We believe that the recent growth in infant formula consumption in China is largely attributable to the following factors:

•	increased affordability of infant formula in China due to China’s economic growth;

•	increased penetration of infant formula into our primary markets; and

•	a growing female working population.

We expect these factors to continue to drive industry growth, especially in our primary markets. Such growth will not only increase the overall market size for infant formula products, but will also benefit companies that are well positioned to sell into these markets. We believe that the increasing affordability of infant formula in our primary markets has become an increasingly important driver of growth.

Perceptions of Product Quality and Safety

Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors who do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins. Moreover, a decrease in the quality and safety of any particular product could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. We believe our past growth has benefited from our brand recognition and perceived safety and high quality of our infant formula products. However, if a future market crisis involving any of our products should occur, especially if management failed to respond to such crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations. “See Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, particularly as they relate to the health and safety of infants and children. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, or stemming from counterfeiting or other substandard imitations, could harm our reputation, result in costly and damaging litigation and materially and adversely affect our results of operations.”

Brand Recognition and Customer Loyalty

In recent years, there has been growing demand in China for premium infant formula products due to increasing consumer awareness of brand image and nutritional value of the products offered by leading producers. Although the market is still highly competitive, according to data collected by CIC, the top ten brands accounted for 78.6% of total infant formulas sold in China in 2007. We believe that companies with strong national brands and customer loyalty will increasingly capture market share from regional brands with less brand recognition. Moreover, we believe brand recognition and customer loyalty are predominantly influenced by customer perceptions of the quality and safety of branded products. For example, in April 2004, the sales of counterfeit and substandard infant formula in Anhui, China caused the deaths of 13 infants as well as harming many others. While such scandals may adversely affect the industry as a whole, we believe recent scandals involving other infant formula producers have increased the importance of consumer perceptions of quality and safety and the need to maintain and increase brand recognition and customer loyalty.

Competition and Market Position

While China’s infant formula market is expected to grow significantly, competition is intense. The market has become highly fragmented in recent years as an increasing number of infant formula producers have entered the market. Based on CIC data, in 2007, there were over 30 companies selling infant formula in China. We face significant competition from domestic and multinational producers. A small number of multinational players enjoy significant market share in China, particularly in the more affluent major urban areas, based on greater brand name recognition among Chinese consumers. In addition, competition from domestic producers has become more intense in recent years, especially from large national milk companies, such as Sanlu, Yashili and Yili, that have entered the infant formula market.

We focus on developing and marketing premium products for the infant formula market in China. By leveraging our focused marketing strategy, our brand name and our sales and marketing infrastructure, we have been able to sell infant formula products to consumers in China’s small to mid-size cities and rural areas and are perceived to deliver premium quality that justifies our premium prices. This strategy has allowed us to maintain and improve our market share in our primary markets.

Product Offering and Pricing

Infant formula has been, and is expected to remain, our primary product. Infant formula products accounted for 84.8%, 72.3% and 64.4% of our total sales revenue for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Due to rising economic affluence in China, infant formula products have become more affordable, resulting in the rapid growth of the overall market for infant formula in China. Despite the recent rapid growth, we believe much of the market is still underserved with respect to infant formula. We believe this growth in demand will help drive sales for many PRC infant formula producers, but companies with strong brand loyalty and extensive distribution networks in China will have greater ability to capitalize on such growth as well as to increase prices and pass on higher raw material costs to customers. This can be accomplished through launching higher-priced new infant formula product lines (such as our Super infant formula products) or re-launching older product lines with higher prices and improved product features (such as our U-Smart infant formula products). Since 2004, we have been migrating towards selling premium infant formula products that command higher prices and in February 2008, we discontinued our lower priced National Standards products. As a result of this shift towards more premium products, our average selling price for the fiscal year ended March 31, 2008 increased by 29.5% from the fiscal year ended March 31, 2007, which contributed significantly to our increase in revenue and profit margin.

Raw Material Supply and Prices

The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, raw milk prices are affected by factors such as geographic location, fluctuations in production and competition. Historically, we have been able to meet our raw milk supply needs by building our processing facilities close to our milk suppliers and by maintaining long-term business relationships with milk collection stations.

Whey protein powder and raw milk account for the majority of our cost of sales. Whey protein powder costs accounted for 35.9%, 26.3% and 26.9% of our total cost of sales for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Raw milk costs accounted for 24.5%, 32.0% and 32.1% of our total cost of sales for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Increases in the price of raw milk and whey protein powder would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix. We expect that the prices of these materials may continue to rise due to a shortage of milk supply and a general increase in commodities prices, especially for agricultural products. This would in turn affect the unit cost of sales for our nutritional products.

Advertising and Sales Promotion Costs

We have historically relied on our extensive distribution network, our consumer education programs and customer relation services to market and sell our products. We substantially increased our television advertising expenditures during the fiscal year ended March 31, 2008 as part of our strategy of improving brand recognition on a national level and to promote our premium products. We intend to continue to spend significant amounts on national advertising and promotion efforts.

TAXATION

We file separate tax returns in the United States and China. Income taxes of our subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois and Synutra Delaware, applicable U.S. tax laws are followed.

Before January 1, 2008, a company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income but in certain limited areas the applicable tax rate is 24%.

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated a new tax law, which took effect beginning January 1, 2008. The Company’s PRC subsidiaries then measure and pay enterprise income tax pursuant to the new tax law. Under the new tax law, foreign investment enterprise and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations.

Our subsidiaries Sheng Yuan Nutrition, Luobei Sheng Yuan, Zhangjiakou, Inner Mongolia Sheng Yuan and Mei Tai qualify as a foreign investment production enterprise. As approved by the tax authorities, such subsidiaries are entitled to a two year exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward, as calculated under PRC accounting standards. Cow Breeding is subject to exempted enterprise income tax as it engages in project of agriculture. Meng Yuan and Baoquanling are not entitled to preferential tax treatment. The applicable enterprise income tax rate for both entities is 33% for taxable years ended before January 1, 2008, and 25% thereafter.

We operates under tax holidays in PRC, which are effective through December 2012. The impact of these tax holidays decreased PRC taxes by $14.0 million, $5.2 million and $7.7 million for 2008, 2007 and 2006, respectively. The benefit of the tax holidays on net income per share was $0.26, $0.10 and $0.16 for 2008, 2007 and 2006, respectively.

The following table illustrates tax benefits enjoyed by our PRC subsidiaries under the previous and current regulations:

Name of Subsidiaries	Statutary Tax Rate		Tax Holiday (based on calendar year)
	Until December 31, 2007	Beginning January 1, 2008
Sheng Yuan Nutritional Food Co., Ltd.	24%	25%	2 years tax free (2004, 2005); 12% (2006, 2007); 12.5% (2008)
Qingdao Sheng Yuan Dairy Co., Ltd.	33%	25%	Waiver of 3% local tax for taxable years ended before January 1, 2008
Luobei Sheng Yuan Dairy Co., Ltd.	33%	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Zhangjiakou Sheng Yuan Dairy Co., Ltd.	33%	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Inner Mongolia Sheng Yuan Food Co., Ltd.	33%	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Meng Yuan Food Co., Ltd.	33%	25%	No tax holiday for calendar year 2007 and thereafter
Mei Tai Technology (Qingdao) Co., Ltd.	33%	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	33%	25%	No tax holiday for calendar year 2007 and thereafter
Heilongjiang Baoquanling Sheng Yuan Dairy Cow Breeding Co., Ltd.	N/A	0%	Exempted from income tax

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Item 1A. Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Each of our PRC subsidiaries files stand-alone tax returns and we do not file a consolidated tax return.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in accordance with US GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue

We recognize revenue when title and risk and rewards for the products are transferred to the customer, price is fixed and determinable and collectability is reasonably assured. At the time of the sale, we also record estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of our nutritional product sales are made through distributors. Our revenue arrangements with most of our distributors require distributor advance payment prior to any shipment and delivery of goods by us to such distributors. Under this distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. We apply this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

A small fraction of our nutritional product sales are through supermarket retailers directly. Our revenue arrangement with some of these retailers includes right of return clause. Our price to the supermarkets is fixed. The supermarkets’ obligation to us would not be changed in the event of theft or physical destruction or damage of the product. We recognizes revenue when the supermarkets have paid us, or the supermarkets are obligated to pay us and the obligation is not contingent on resale of the product. The amount of future returns are estimated and recognized in the current period.

Our gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers. These deductions represent estimates of the related obligations, requiring the use of judgment when estimating the impact of these sales deductions on gross sales for a reporting period. We report these adjustments as a reduction of gross sales to arrive at net sales.

•

We offer rebates to distributors and supermarket retailers to sustain and increase our product market share. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, we estimate rebates based on the specific terms in each agreement, historical experience, anticipated reimbursement channel mix and product growth rates. We consider the sales performance of products subject to rebates and other contract discounts and adjust the provision periodically to reflect actual experience. Actual amount may differ if the level of redemption rates and performance vary from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

•

We record a provision for estimated sales returns due to package damage and merchandise slow moving at certain retail customer shelf, which we estimate through a comparison of historical return data to related sales. We use historical rates of return and adjust for known or expected changes in the marketplace when appropriate. The sales return amount represents management’s best estimates based on the available information at the time of estimate is made.

•

For product sales and promotions at supermarkets and shopping malls, certain expenses in relation to shelf display, end-cap placement, bar-coding, banner advertising, etc. are paid to supermarkets and shopping mall operators. These expenses are deducted from revenues in accordance with EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product).”

Inventories

Inventories are stated at the lower of cost or market. Cost is calculated on a moving-average basis and includes all costs to acquire and other costs incurred in bringing our inventory to their present location and condition. We evaluate market of our inventories on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds market. Potential losses from obsolete and slow-moving inventories are recorded when identified. Market is current replacement cost, which do not exceed the net realizable value, that is, estimated selling price in the ordinary course of business less reasonable predictable cost of completion and disposal, and is not less than net realizable value reduced by an allowance for normal profit margin.

Accounting for Warrants

In April 2007, we issued warrants to purchase 400,000 shares of common stock to ABN as part of certain financing arrangements with ABN. The fair value of the warrants was approximately $2.7 million at the date of grant, estimated using the Black-Scholes-Merton option pricing model. Determining the fair value of the warrant charge requires us to make highly subjective assumptions, including expected contractual life of the warrants and the price volatility of the underlying shares. We estimate stock price volatility based on our historical volatility of stock. The assumptions used in calculating the fair value of the warrants represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

Contingencies

As of March 31, 2008, we had an outstanding guarantee granted to the Zhangbei Branch of the Agricultural Bank of China in respect of bank loans of $1.1 million in the aggregate extended to 104 dairy farmers in the Zhangbei area of Hebei province, China. Periodically, we review the status of the guarantee and assess our potential financial exposure. If the potential loss from the guarantee is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. As of March 31, 2008, we have recorded a potential loss of $0.4 million related to the guarantee, which represented our best estimate of any potential loss at that time.

Because of uncertainties related to the guarantee, the estimate of contingent loss is based on the best information available at the time. As additional information becomes available, we will reassess the potential liability related to the guarantee and may revise our estimates. Such revision in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial condition. See “Item 1A. Risk Factors—Risks Associated with Doing Business in China—The PRC government’s recent aid package for dairy farmers in China includes the extension of loan repayment periods for dairy farmer loans, which will extend our exposure under our loan guarantees provided to dairy farmers.”

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

Our tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating its tax positions.

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

APB Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2008, we believed all earnings generated in China would be permanently reinvested and as a result, we did not record any income taxes on such earnings.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective April 1, 2007. In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2008, we had recorded FIN 48 liabilities of $0.9 million for our PRC subsidiaries.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2008, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our consolidated statements of operations and certain other information, each expressed as a percentage of net sales.

	Fiscal Years Ended March 31,
	2008		2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	($ in thousands)
Net sales	362,090	100.0%	216,605	100.0%	132,289	100.0%

Cost of sales	175,568	48.5%	109,900	50.7%	76,653	57.9%

Gross profit	186,522	51.5%	106,705	49.3%	55,636	42.1%

Total operating expenses:

Selling and distribution expenses	34,449	9.5%	25,561	11.8%	15,494	11.7%

Advertising and promotion expenses	76,388	21.1%	52,322	24.2%	20,908	15.8%

General and administrative expenses	16,013	4.4%	7,031	3.2%	5,896	4.5%

Total operating expenses	126,850	35.0%	84,914	39.2%	42,298	32.0%

Income from operations	59,672	16.5%	21,791	10.1%	13,338	10.1%

Interest expense	6,354	1.8%	1,896	0.9%	1,784	1.3%

Interest income	1,801	0.5%	356	0.2%	238	0.2%

Other income (expense), net	(1,592)	-0.4%	1,219	0.6%	690	0.5%

Income before provision for income tax	53,527	14.8%	21,470	9.9%	12,482	9.4%

Provision for income tax	7,855	2.2%	1,596	0.7%	1,446	1.1%

Net income before minority interests	45,672	12.6%	19,874	9.2%	11,036	8.3%

Minority interests	11	0.0%	—	—	1	0.0%

Net income attributable to stockholders	45,661	12.6%	19,874	9.2%	11,035	8.3%

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007

Net Sales

Net sales for the fiscal year ended March 31, 2008 increased by 67.2% to $362.1 million from $216.6 million for the prior fiscal year. This increase in net sales was a result of an increase in volume of products sold and an increase in average selling price. The increase in the volume of products sold was partly driven by the growth of the infant formula market in China and increased market awareness for our products as a result of our marketing initiatives. These marketing initiatives were built around a TV advertising campaign that started in September 2006, which was enhanced by continued targeted sales and promotional activities at the store level.

Net sales of our nutritional products, including infant formula and other nutritional products for children and adults under our Super, U-Smart, U-Strong, and National Standards sub-brands, accounted for 88.7% of our total sales for the fiscal year ended March 31, 2008. Net sales of our nutritional products for the fiscal year ended March 31, 2008 increased by 91.7% to $321.1 million from $167.5 million for the prior fiscal year, primarily as a result of the following factors:

•	Sales volume of nutritional products increased by 48.0% to 41,359 tons for the fiscal year ended March 31, 2008 from 27,942 tons for the prior fiscal year.

•

The average selling price of our nutritional products for the fiscal year ended March 31, 2008 increased by 29.5% to $7,764 per ton from $5,995 per ton for the prior fiscal year. This increase in average selling price was primarily due to an increase in sales of Super infant formula products, which resulted in a greater proportion of higher-priced products in our product mix, and a substantial increase in the average selling price for our U-Smart infant formula products resulted primarily from our introduction of U-Smart Gold Package.

Net sales from our other activities, such as sales of industrial materials and the provision of certain services, such as toll drying, blending and packaging services, for the fiscal year ended March 31, 2008 decreased by 16.6% to $41.0 million from $49.1 million for the prior fiscal year due to fluctuations in our capacity and customer orders.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2008, including purchases from third-party producers, increased by 59.8% to $175.6 million from $109.9 million for the prior fiscal year. The increase in cost of sales was due to an increase in the cost of sales for our nutritional products, which was partially offset by a decrease in cost of sales of our other products.

Cost of sales for our nutritional products for the fiscal year ended March 31, 2008 increased by 118.4% to $142.4 million from $65.2 million for the prior fiscal year. The increase of 13,417 tons of nutritional products sold for the fiscal year ended March 31, 2008 as compared to the prior fiscal year was the primary reason for the increase in cost of sales. The increase in unit prices of raw materials (principally raw milk and whey protein powder) for the fiscal year ended March 31, 2008 as compared to the prior fiscal year also contributed to the increase in our cost of sales. To a lesser extent, our increase in cost of sales for the fiscal year ended March 31, 2008 was also due to the increase in the percentage of premium products sold.

Cost of sales for our other products and services for the fiscal year ended March 31, 2008 decreased by 25.8% to $33.2 million from $44.7 million for the prior fiscal year due to a decrease of net sales from such products and services.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2008 increased by 74.8% to $186.5 million from $106.7 million for the prior fiscal year. Gross profit for our nutritional products for the fiscal year ended March 31, 2008 increased by 74.7% to $178.7 million from $102.3 million for the prior fiscal year.

Our gross margin increased to 51.5% for the fiscal year ended March 31, 2008 from 49.3% for the prior fiscal year. Our gross margin for nutritional products and other products was 55.7% and 19.0%, respectively, for the fiscal year ended March 31, 2008, as compared to 61.1% and 9.0%, respectively, for the prior fiscal year. Our overall gross margin increased primarily due to an increase in the proportion of sales of our nutritional products, which had a higher margin than our other products. The decrease in the gross margin of our nutritional products was primarily due to rising raw material costs, which was partially offset by a significant increase in the proportion of sales of our higher margin infant formula products. The gross margin of our nutritional products was also negatively impacted by the increased supermarket/shopping mall related expenses, such as end-cap placement costs and admission fees, which are recoded as reduction of revenue, due to our rapid expansion into supermarkets/shopping malls.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2008 increased by 34.8% to $34.4 million from $25.6 million for the prior fiscal year. This increase was primarily a result of increased compensation expenses for our sales force, and an increase in shipping and handling expenses as well as travel expenses, partially offset by a decrease in entertainment, event and communication expenses. Total compensation for our sales force for the fiscal year ended March 31, 2008 increased by 58.7% to $14.5 million from $9.2 million for the prior fiscal year. This increase was primarily due to the continuation of our targeted sales incentive programs. In addition, the increase in the number of sales staff to 2,780 as of March 31, 2008 from 2,050 as of March 31, 2007 also contributed to the increase in compensation expense relating to our sales force. As a result of increases in sales and business activities, shipping and handling expenses for the fiscal year ended March 31, 2008 increased by 67.5% to $6.7 million from $4.0 million for the prior fiscal year, generally in proportion to the increase in sales. Travel expenses for the fiscal year ended March 31, 2008 increased by 48.0% to $2.9 million from $2.0 million for the prior fiscal year.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2008 increased by 46.0% to $76.4 million from $52.3 million for the prior fiscal year, due to increased nationwide TV advertising and promotional activities at the store level, such as offering promotional products and organizing promotional events. Advertising expenses for the fiscal year ended March 31, 2008 , which accounted for 39.7% of total advertising and promotion expenses, increased by 84.8% to $30.3 million from $16.4 million for the prior fiscal year. Promotion expenses for the fiscal year ended March 31, 2008, which accounted for 60.3% of total advertising and promotion expenses, increased by 28.1% to $46.1 million from $36.0 million for the prior fiscal year.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2008 increased by 127.7% to $16.0 million from $7.0 million for the prior fiscal year, primarily as a result of increased legal and professional fees and costs for staff salaries and office expenses. Legal and profession fees for the fiscal year ended March 31, 2008 increased by 435.6% to $4.8 million from $0.9 million for the prior fiscal year due to increased corporate transactions. Staff salaries and social insurance for the fiscal year ended March 31, 2008 increased by 93.1% to $4.6 million from $2.4 million for the prior fiscal year, primarily due to increased corporate headcount and average salary levels. Office expenses for the fiscal year ended March 31, 2008 increased by 210.0% to $1.5 million from $0.5 million for the prior fiscal year, primarily due to the addition of subsidiaries and expansion of operations.

Interest Income

Interest income for the fiscal year ended March 31, 2008 increased to $1.8 million from $0.4 million for the prior fiscal year due to significant increases in our cash and cash equivalent balances.

Interest Expense

Interest expense for the fiscal year ended March 31, 2008 increased to $6.4 million from $1.9 million for the prior fiscal year, due primarily to borrowings from ABN, and the amortization of debt discount associated with the issuance of warrants to ABN.

Provision for Income Tax

The provision for income taxes, which is computed on an individual legal entity basis, was $7.9 million and $1.6 million for the fiscal years ended March 31, 2008 and 2007, respectively. Our effective tax rate increased to 14.7% for the fiscal year ended March 31, 2008 from 7.4% for the prior fiscal year. This increase in our effective income tax rate was due to the expiration of a tax holiday enjoyed by Zhangjiakou Shengyuan, and the provision for unrealizable deferred tax assets for our operations.

Net Income Attributable to Stockholders

As a result of the foregoing, net income attributable to stockholders for the fiscal year ended March 31, 2008 increased by 129.8% to $45.7 million from $19.9 million for the prior fiscal year.

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2006

Net Sales

Net sales for the fiscal year ended March 31, 2007 increased by 63.7% to $216.6 million from $132.3 million for the prior fiscal year. This increase in net sales was due in part to greater market penetration as a result of various measures including continuation of incentive programs and policies affecting our sales system and continuation of the further alignment of bonuses with sales performance.

Net sales of our nutritional products, including infant formula and other nutritional products for children and adults under our Super, U-Smart, U-Strong and National Standards sub-brands accounted for 77.3% of our total net sales for the fiscal year ended March 31, 2007. Net sales of nutritional products for the fiscal year ended March 31, 2007 increased by 76.4% to $167.5 million from $94.9 million for the prior fiscal year, principally as a result of the following factors:

•	Sales volume of nutritional products increased by 46.9% to 27,942 tons for the fiscal year ended March 31, 2007 from 19,022 tons for the prior fiscal year.

•

The average selling price of our nutritional products for the fiscal year ended March 31, 2007 increased by 20.1% to $5,995 per ton from $4,992 per ton for the prior fiscal year. This increase in average selling price was primarily due to changes in product mix toward higher priced premium products, such as our Super and U-Smart infant formula products.

Net sales from our other activities for the fiscal year ended March 31, 2007 increased by 31.5% to $49.1 million from $37.3 million for the prior fiscal year. The increase in sales was due to the fact that some categories of sales for our other activities, such as sales of skimmed milk powder and butter oil and the provision of toll drying and blending services, only began in the fourth quarter of the fiscal year ended March 31, 2006, whereas such sales and services occurred over the entire course of the fiscal year ended March 31, 2007.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2007, including purchases from third-party producers, increased by 43.4% to $109.9 million from $76.7 million for the prior fiscal year.

Cost of sales for our nutritional products for the fiscal year ended March 31, 2007 increased by 59.3% to $65.2 million from $40.9 million for the prior fiscal year. The increase of 8,920 tons of nutritional products sold for the fiscal year ended March 31, 2007 was the primary reason for the increase in cost of sales. The increase in the unit prices of raw materials for the fiscal year ended March 31, 2007 as compared to the prior fiscal year also contributed to the increase in our cost of sales. Due to the increase in the percentage of sales of premium products, our cost of sales increased for the fiscal year ended March 31, 2007.

Cost of sales from our other activities for the fiscal year ended March 31, 2007 increased by 25.1% to $44.7 million from $35.7 million for the prior fiscal year. The main reason for this cost increase was because production of these products started in the fourth quarter of the fiscal year ended March 31, 2006, whereas such production occurred over the entire course of the prior fiscal year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2007 increased by 91.8% to $106.7 million from $55.6 million for the prior fiscal year, primarily due to sales of nutritional products, which contributed $102.3 million, or 95.9%, of gross profit for the fiscal year ended March 31, 2007, versus $54.0 million, or 97.1%, of gross profit for the prior fiscal year. Gross profit for our nutritional products for the fiscal year ended March 31, 2007 increased by 89.4% to $102.3 million from $54.0 million for the prior fiscal year.

Our gross margin increased to 49.3% for the fiscal year ended March 31, 2007 from 42.1% for the prior fiscal year. Our gross margins for nutritional products and other products were 61.1% and 9.0%, respectively, for the fiscal year ended March 31, 2007, as compared to 56.9% and 4.4%, respectively, for the prior fiscal year. Our overall gross margin increased primarily due to an increase in the proportion of sales of our higher margin infant formula products.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2007 increased by 65.0% to $25.6 million from $15.5 million for the prior fiscal year. This increase was primarily the result of increased compensation expenses for our sales force, and increased entertainment, events, communications and marketing expenses, shipping and handling expenses, and travel expenses. Total compensation to the sales force for the fiscal year ended March 31, 2007 increased by 104.4% to $9.2 million from $4.5 million for the prior fiscal year, mainly as a result of increased sales staff numbers. Entertainment, events, communications and marketing expenses for the fiscal year ended March 31, 2007 increased by 233.3% to $6.0 million from $1.8 million for the prior fiscal year, primarily as a result of an increase in business activities. Shipping and handling expenses for the fiscal year ended March 31, 2007 increased by 42.9% to $4.0 million from $2.8 million for the prior fiscal year and travel expenses for the fiscal year ended March 31, 2007 increased by 42.9% to $2.0 million from $1.4 million for the prior fiscal year.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2007 increased by 150.2% to $52.3 million from $20.9 million for the prior fiscal year. This increase was the result of increased advertising and promotional activities as we expanded our nationwide advertising efforts to further promote our brands. Promotion expenses for the fiscal year ended March 31, 2007 accounted for 68.7% of total advertising and sales promotion expenses, representing an increase of 141.9% to $36.0 million from $14.9 million for the prior fiscal year. Advertising expenses for the fiscal year ended March 31, 2007 accounted for 31.3% of total advertising and sales promotion expenses, representing an increase of 170.8% to $16.4 million from $6.0 million for the prior fiscal year.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2007 increased by 19.3% to $7.0 million from $5.9 million for the prior fiscal year. This increase resulted primarily from increased overall staff salaries and management expenses, which accounted for $0.9 million of the total increase.

Interest Expense

Interest expense for the fiscal year ended March 31, 2007 increased by 6.3% to $1.9 million from $1.8 million for the prior fiscal year. This increase was primarily due to interest charged for various bank loans. In addition to increases in the amount of bank loans, the short-term interest rates also increased during the fiscal year ended March 31, 2007.

Interest Income

Interest income for the fiscal year ended March 31, 2007 increased by 49.6% to $0.4 million from $0.2 million for prior fiscal year, due primarily to increased bank deposits.

Provision for Income Tax

The provision for income taxes, which is computed on an individual legal entity basis, was $1.6 million and $1.4 million for the fiscal years ended March 31, 2007 and 2006, respectively. Our effective tax rate decreased to 7.4% for the fiscal year ended March 31, 2007 from 11.6% for the prior fiscal year, because two of our subsidiaries, Zhangjiakou and Luobei Sheng Yuan, started to enjoy preferential tax treatment after becoming foreign-invested enterprises.

Net Income Attributed to Stockholders

Net income attributable to stockholders for the fiscal year ended March 31, 2007 increased by 80.1% to $19.9 million from $11.0 million for the prior fiscal year due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition has improved during the fiscal year ended March 31, 2008. Our cash and cash equivalent balance increased by $76.6 million to $97.4 million at March 31, 2008, as compared to $20.8 million at March 31, 2007. For the fiscal years ended March 31, 2006 and 2007, we had negative working capital primarily due to short-term borrowings to fund capital expenditures and to support our rapid increase in inventory relating to the increase in our sales revenues. For the fiscal year ended March 31, 2008, we had positive working capital due mainly to our issuance of common stock for $66 million to Warburg, our borrowing a long-term loan of $35 million from ABN, our repayment of certain short-term borrowings, and our increased sales.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Years Ended March 31,
	2008	2007	2006
	($ in thousands)
Net cash provided by operating activities	38,229	14,766	10,494

Net cash used in investing activities	(33,096)	(17,908)	(14,423)

Net cash provided by financing activities	64,731	16,425	2,520

Effect of foreign currency translation on cash and cash equivalents	6,725	1,876	1,274

Net cash flow	76,589	15,159	(135)

Cash Flows from Operating Activities

Net cash provided by operating activities was $38.2 million for the fiscal year ended March 31, 2008, as compared to net cash provided by operating activities of $14.8 million for the prior fiscal year. Net cash provided by operating activities for the fiscal year ended March 31, 2008 was mainly due to net income of $45.7 million, non-cash items not affecting 2008 cash flows of $5.6 million, partially offset by $13.0 million of negative changes in working capital. The changes in working capital for the year ended March 31, 2008, were primarily related to a $39.1 million increase in inventory, a $7.6 million increase in prepaid expense and other current assets, and a $4.1 million increase in accounts receivable, partially offset by a $9.4 million decrease in due from related parties, a $6.8 million increase in accounts payable, and a $10.0 million increase in other liabilities. The increase in inventory was due to several factors: our increased production and sales, the acquisition of Baoquanling and its inventory, and direct whey protein purchase from Eurosérum in France. Due to the distance of Eurosérum and the longer delivery time, we kept more whey protein inventory in our warehouse and had more whey protein in-transit as our inventory. There were no material policy changes in our credit terms to customers and payment terms to suppliers for the fiscal year ended March 31, 2008.

Net cash provided by operating activities was $14.8 million for the fiscal year ended March 31, 2007, mainly due to net income of $19.9 million, non-cash items not affecting 2007 cash flows of $1.9 million, partially offset by $7.1 million of negative changes in working capital. The changes in working capital for the fiscal year ended March 31, 2007 were primarily related to a $3.3 million increase in advances from customers, a $4.1 million increase in deferred revenue, partially offset by a $4.6 million increase in inventory, a $4.0 million increase in accounts receivable, and a $3.1 million increase in amounts due from related parties. The increases in inventory, accounts receivable, and advances from customers primarily resulted from the increase in our sales. The increase in amounts due from related parties primarily resulted from increased prepayment to Honnete for the purchase of whey protein.

Net cash provided by operating activities was $10.5 million for the fiscal year ended March 31, 2006, primarily due to net income of $11.0 million, non-cash items not affecting 2006 cash flows of $2.2 million, partially offset by $2.7 million of negative changes in working capital. The changes in working capital for the fiscal year ended March 31, 2006 were primarily related to a $5.8 million increase in accounts payable, partially offset by a $5.0 million increase in inventory and a $4.5 million decrease in amounts due to related parties. The increases in accounts payable and inventory primarily resulted from increases in our sales. The decrease in amounts due to related parties resulted from reduced purchases from related parties.

Cash Flows from Investing Activities

Net cash used in investing activities was $33.1 million for the fiscal year ended March 31, 2008, as compared to $17.9 million for the prior fiscal year. This was due primarily to our plant expansion to increase our production capacities. Cash invested in purchases of property and equipment was $36.5 million and $21.6 million for the fiscal years ended March 31, 2008, and 2007, respectively.

Restricted cash decreased by $4.2 million for the fiscal year ended March 31, 2008, as compared to a decrease of $3.5 million for the prior fiscal year. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit.

Net cash used in investing activities was $17.9 million for the fiscal year ended March 31, 2007 and $14.4 million for the fiscal year ended March 31, 2006. Net cash used in investing activities for these two fiscal years was primarily for the construction of facilities and purchase of new machinery and equipment. In addition, restricted cash decreased by $3.5 million for the fiscal year ended March 31, 2007 and increased by $6.2 million for the fiscal year ended March 31, 2006.

Cash Flows from Financing Activities

Net cash provided by financing activities was $64.7 million for the fiscal year ended March 31, 2008, as compared to $16.4 million for the prior fiscal year. Cash provided by financing activities during the fiscal year ended March 31, 2008 was primarily related to $65.8 million in the proceeds from the issuance of common stock to Warburg, $60.2 million short-term loans from domestic banks in China and ABN, and a $35 million long-term loan from ABN, offset by the repayment of $96.2 million in short-term borrowings from domestic banks in China and ABN.

Net cash provided by financing activities for the fiscal year ended March 31, 2007 was $16.4 million, primarily related to the proceeds from bank loans of $32.6 million, partially offset by the repayment of short-term borrowings of $16.2 million.

Net cash provided by financing activities for the fiscal year ended March 31, 2006 was $2.5 million, primarily related to the proceeds from short-term bank loans of $14.7 million, partially offset by the repayment of short-term borrowings of $12.7 million.

Outstanding Indebtedness

On October 11, 2007, ABN and certain other lenders provided a three year term loan, or the New ABN Loan, to us in the aggregate amount of $35 million. The principal amount, and any unpaid accrued interest on the New ABN Loan, is due on October 11, 2010 and may be prepaid without penalty. The proceeds of the New ABN Loan were used to pay the outstanding principal and accrued interest of a six-month term loan provided to us by ABN on April 19, 2007, or the Original ABN Loan. The New ABN Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock of Synutra Illinois.

The loan agreement for the New ABN Loan provides for prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. We have performed an analysis of the relevant ratios regarding the above restrictions and confirmed that these financial covenants were satisfied as of March 31, 2008.

In addition to the New ABN Loan, as of March 31, 2008, we had short-term loans from banks in the amount of $21.2 million bearing weighed average interest rate of 7.08% per annum.

As at March 31, 2008, Baoquanling had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $1.9 million bearing interest at 3.24% per annum. The loan, maturing on August 16, 2008, is secured by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process.

Below is a table setting forth our contractual obligations as of March 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Operating lease obligations	42,384	1,091	4,274	4,274	32,745

Long-term debt and related interest payments	42,755	2,196	40,559	—	—

Advertising and purchase of raw materials commitments	18,366	18,366	—	—	—

Capital commitments	17,254	17,254	—	—	—

Total	120,759	38,907	44,833	4,274	32,745

We purchase product ingredients from a US supplier and pays royalty fee based on actual sales of certain products.

We computed the long-term debt-related interest based on the interest rate as of March 31, 2008.

As of March 31, 2008, our FIN 48 liability, including interest and penalty, was $0.9 million. We are unable to reasonably estimate the timing of the effective settlement of this tax position.

Capital Expenditures

Our capital expenditures were $36.5 million, $21.6 million and $8.2 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Our capital expenditures were mainly used for the expansion of our Junchuan, Zhangjiakou, and Qingdao facilities. To meet the expected growth of our business and to broaden our product portfolio, we plan to expend the following amounts in connection with our expansion plan:

•	RMB200.0 million ($28.5 million) for the expansion of our Zhangjiakou and Junchuan facilities, increasing our raw milk processing capacity at these facilities by 20,000 tons per year;

•	RMB150.0 million ($21.4 million) for the expansion of our Qingdao facility, increasing our dry-mixing processing capacity by 84,000 tons per year;

•	RMB60.0 million ($8.6 million) for the construction of a new raw milk processing facility in Harbin, adding additional raw milk processing capacity of 15,000 tons per year;

•

RMB40.0 million ($5.7 million) for the construction of new facilities in Zhenglanqi and Qingdao Mei Tai, which are designed to engage in the production of nutritional foods and nutritional supplement ingredients, respectively, with production capacities of 9,000 tons per year and 3,000 tons per year, respectively;

•	RMB80.0 million ($11.4 million) for the construction of a new research and development facility in Beijing, expected to be completed by late 2010; and

•

RMB150.0 million ($ 21.4 million) for the construction of a new facility in Qingdao, Shandong, which is designed to produce high quality bottled water for preparing infant formula, with production capacity of 150,000 tons per year.

Unless otherwise noted above, we expect to complete each project by March 31, 2009.

Upon the completion of the above expansion projects, we expect to have total raw milk processing capacity of 75,000 tons per year, total packaging capacity of 82,000 tons per year and total dry-mixing processing capacity of 120,000 tons per year.

We believe that our cash on hand plus cash flow from operations will be sufficient to meet our present cash needs, including our cash needs for working capital and other short term needs, and will also be sufficient to meet our needs for our capital expenditures for projects to be completed or started for the next 12 months. We believe these amounts will be sufficient for our capital expenditure needs for the foreseeable future. However, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements. However, we guarantee certain bank loans to farmers as discussed below.

As of March 31, 2008, we had an outstanding guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans of $1.1 million to 104 dairy farmers in the Zhangbei area of Hebei Province in China. Such loans matured on December 25, 2007, but as of March 31, 2008, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million.

On December 27, 2007, the PBOC and the CSRC issued a joint decree requesting all banks in China to extend their loans to the dairy farmers with maturity dates between January 1, 2006 to June 30, 2008. The PBOC and the CBRC did not specify the extension periods for such loans but rather directed the lending banks to determine the length of such extension.

This decree represents the PRC government’s efforts to boost the country’s raw milk production which has been challenged by rising animal feed costs. In order to encourage dairy farmers to increase their production without substantially increasing milk prices, the government is taking initiatives to subsidize the dairy farmers.

To our best knowledge, the Agricultural Bank of China has not determined the extension period for the above loans. Although we are in discussions with the lending bank to determine the extension periods for such loans, no agreement has been reached and we are still obligated under the guarantee. We have prepared our best estimate of possible losses related to these loans based on a weighed average range of likely probabilities and potential payments that would be required under the guarantee, and estimated a potential loss of $0.4 million related to the guarantee. This amount has been recorded as long-term liability on our balance sheet.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Defining Fair Value Measurement,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, which is our fiscal year ending March 31, 2009. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is evaluating the impact of adopting the provisions of FSP 157-2.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, which is our fiscal year ending March 31, 2009. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combination,” or SFAS 141R, to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. An entity may not apply it before that date. Given SFAS 141R relates to prospective business combinations, currently we have not determined the potential effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” or SFAS 160, to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating whether the adoption of SFAS 160 will have a significant effect on our consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133,” or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No 133, “Accounting for Derivative Instruments and Hedging Activities,” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	disclosure of the objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation;

•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	disclosure of information about credit-risk-related contingent features; and

•	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Adoption of Statement 161 in the future could have a material impact on our reported results.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the PBOC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Chinese operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the Renminbi, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the Renminbi. Additionally, foreign exchange rate fluctuations on transactions denominated in Renminbi other than the functional currency result in gains and losses that are reflected in our Consolidated Statement of Income. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Considering the RMB balance of our cash and cash equivalents as of March 31, 2008, which amounted to $94.6 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.9 million of the balance.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index was 1.8%, 1.5% and 4.8% in 2005, 2006 and 2007, respectively, and in April 2008, the change in China’s Consumer Price Index increased to 8.5%.

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2008. Based upon economic conditions and leading market indicators at March 31, 2008, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

Currently, we are exposed to interest rate risk primarily associated with the New ABN Loan a variable-rate debt obligation based on LIBOR. As of March 31, 2008, the carrying value of our long-term debt with ABN is $35 million which approximates its fair value.

Concentration of Credit Risk

We are subject to concentrations of credit risk consisting primarily of accounts receivable. We perform ongoing credit evaluations with respect to the financial condition of our debtors, but do not require collateral. In order to determine the value of our accounts receivable, we record a provision for doubtful accounts to cover probable credit losses. Our management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. We are exposed to the following risks:

(i) Credit risks - We have policies in place to ensure that sales of products are made to customers with an appropriate credit history. We also have a concentration of credit risk due to (1) geographic sales as substantially all of our products are marketed and sold in China; and (2) our export of chondroitin sulfate through a single importer in North America.

(ii) Liquidity risks - Prudent liquidity risk management implies maintaining sufficient cash, the availability of funding through an adequate amount of committed credit facilities and ability to close out market positions.

(iii) Interest rate risk - The interest rate and terms of repayments of short-term and long-term bank borrowings are approximately 5% per annum, but such interest rates are subject to changes in the LIBOR rate. Our income and cash flows are substantially independent of changes in market interest rates. We have no significant interest-bearing assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Synutra International, Inc.

Rockville, Maryland

We have audited the accompanying consolidated balance sheet of Synutra International, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statement of income and comprehensive income, shareholders’ equity, and cash flows for the year ended March 31, 2008 and related financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synutra International, Inc. and subsidiaries at March 31, 2008, and the results of their operations and their cash flows for the year ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Shanghai, China

June 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

Synutra International, Inc. and Subsidiaries

Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and Subsidiaries as of March 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of its operations and its cash flows for each of the two-year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP

Rochester, New York

June 26, 2007

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value)

	March 31, 2008	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$97,425	$20,836
Restricted cash	9,744	12,930
Accounts receivable, net of allowance of $185 and $241, respectively	11,325	6,760
Inventories	61,853	16,406
Due from related parties	—	11,742
Deferred tax assets	1,448	—
Prepaid expenses and other current assets	12,701	3,477
Assets held for sale	1,316	—

Total current assets	195,812	72,151

Property, plant and equipment, net	85,719	51,472
Land use rights, net	4,496	3,024
Deferred tax assets	2,077	432
Other assets	8,115	192

TOTAL ASSETS	$296,219	$127,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$21,228	$53,104
Long-term debt-current portion	1,923	—
Accounts payable	26,438	12,085
Due to related parties	2,970	2,935
Advances from customers	9,465	4,263
Income tax payable	4,168	1,329
Other current liabilities	18,390	6,716

Total current liabilities	84,582	80,432
Long-term loans	34,184	—
Deferred revenue	4,559	4,138
Other long term liabilities	1,250	—

Total liabilities	124,575	84,570

Minority interest	385	—

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 50,001 issued and outstanding at March 31, 2008 and 2007, respectively	5	5
Additional paid-in capital	76,607	8,226
Retained earnings	76,875	31,538
Accumulated other comprehensive income	17,772	2,932

Total shareholders’ equity	171,259	42,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$296,219	$127,271

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands except earnings per share data)

	Year Ended March 31,
	2008	2007	2006
Net sales	$362,090	$216,605	$132,289
Cost of sales	175,568	109,900	76,653

Gross profit	186,522	106,705	55,636

Selling and distribution expenses	34,449	25,561	15,494
Advertising and promotion expenses	76,388	52,322	20,908
General and administrative expenses	16,013	7,031	5,896

Total operating expenses	126,850	84,914	42,298

Income from operations	59,672	21,791	13,338

Interest expense	6,354	1,896	1,784
Interest income	1,801	356	238
Other income (expense), net	(1,592)	1,219	690

Income before provision for income tax	53,527	21,470	12,482
Provision for income tax	7,855	1,596	1,446

Net income before minority interests	45,672	19,874	11,036

Minority interests	11	—	1

Net income attributable to shareholders	$45,661	$19,874	$11,035

Other comprehensive income	14,840	1,876	1,274

Total comprehensive income	$60,501	$21,750	$12,309

Earnings per share - basic	$0.86	$0.40	$0.23

Earnings per share - diluted	$0.85	$0.40	$0.23

Weighted average common share outstanding - basic	53,170	50,001	48,834
Weighted average common share outstanding - diluted	53,476	50,001	48,834

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance, April 1, 2005	46,000	$5	$7,206	$629	$(218)	$7,622
Acquisition of Vorsatech	1,121	—	(18)	—	—	(18)
Capital stock issued to financial consultant and finders	2,880	—	567	—	—	567
Capital contribution	—	—	471	—	—	471
Net income	—	—	—	11,035	—	11,035
Currency translation adjustment	—	—	—	—	1,274	1,274

Balance, March 31, 2006	50,001	$5	$8,226	$11,664	$1,056	$20,951
Net income	—	—	—	19,874	—	19,874
Currency translation adjustment	—	—	—	—	1,876	1,876

Balance, March 31,2007	50,001	$5	$8,226	$31,538	$2,932	$42,701
Issuance of common stock, net of issuance costs of $206	4,000	—	65,794	—	—	65,794
Issuance of warrants	—	—	2,587	—	—	2,587
Adoption of FIN 48	—	—	—	(375)	—	(375)
Acquisition of BQL	—	—	—	51	—	51
Net income	—	—	—	45,661	—	45,661
Currency translation adjustment	—	—	—	—	14,840	14,840

Balance, March 31,2008	54,001	$5	$76,607	$76,875	$17,772	$171,259

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$45,661	$19,874	$11,035
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	2,733	—	—
Amortization of debt issuance costs	539	—	—
Depreciation and amortization	4,646	2,057	1,422
Bad debt expense	(47)	397	215
(Gain)/loss on short term investment	—	(77)	3
Loss on disposal of property, plant and equipment	249	—	—
Impairment of property, plant and equipment	175	—	—
Deferred income tax	(2,695)	(432)	—
Minority interest	11	—	—
Financial consultants share-based compensation	—	—	567
Changes in assets and liabilities:
Accounts receivable	(4,149)	(4,044)	(758)
Inventories	(39,066)	(4,616)	(5,032)
Due from related parties	9,400	(3,139)	(520)
Prepaid expenses and other current assets	(7,577)	(1,341)	142
Accounts payable	6,831	(994)	5,788
Due to related parties	1,909	(1,366)	(4,508)
Advances from customers	4,606	3,330	392
Income tax payable	5,037	(668)	1,391
Deferred revenue	—	4,138	—
Other liabilities	9,966	1,647	357

Net cash provided by operating activities	38,229	14,766	10,494

Cash flow from investing activities:
Acquisition of property, plant and equipment	(36,453)	(21,584)	(8,239)
Disposal of investment in a subsidiary	(1,046)	—	—
Proceeds from sales of short term investment	—	120	—
Change in restricted cash	4,213	3,527	(6,184)
Acquisition of a subsidiary	190	—	—
Proceeds from disposal of property, plant and equipment	—	29	—
Advance to related companies	(3,324)	—	—
Repayment of advance to related companies	3,324	—	—

Net cash used in investing activities	(33,096)	(17,908)	(14,423)

Cash flow from financing activities:
Proceeds from short-term loans	60,179	32,625	14,747
Repayment of short-term loans	(96,242)	(16,200)	(12,698)
Proceeds from long-term loans	35,000	—	—
Proceeds from issuance of common stock, net of issuance costs	65,794	—	471

Net cash provided by financing activities	64,731	16,425	2,520

Effect of exchange rate changes on cash and cash equivalents	6,725	1,876	1,274

Net change in cash and cash equivalents	76,589	15,159	(135)
Cash and cash equivalents, beginning of year	20,836	5,677	5,812

Cash and cash equivalents, end of year	$97,425	$20,836	$5,677

Supplemental cash flow information:
Interest paid	$3,769	$2,119	$1,982
Income tax paid	$6,486	$2,714	$1,026

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$4,149	$—	$—
Issuance of warrant in relation to the long-term debt	$2,733	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED MARCH 31, 2008 AND 2007

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (collectively with its wholly owned subsidiaries, the “Company” or “Synutra”) owns all or majority of the equity interests of nine companies in the People’s Republic of China (“China” or “PRC”) that produce, market and sell dairy based nutritional products under the Company’s own brands in China. The Company is a leader in sales of infant formula products in China.

The Company produces, markets and sells nutritional products under “Shengyuan”, or “Synutra”, its master brand, and several sub-brands, including “Super”, “U-Smart”, and “U-Strong”. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products and ingredients. The Company sells products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. The Company’s extensive sales and distribution network, combined with its strong customer service and infant nutrition education programs, has helped the Company build brand recognition and customer loyalty in its primary markets, which prior to 2008, mainly comprised small to med-sized cities and rural areas in China. By leveraging its strong brand recognition in its primary markets, the Company has begun to expand into many of China’s major urban centers, which have historically been dominated by a few, large multinational firms.

The Company has opportunistically utilized excess capacity and resources to provide toll packaging, toll drying services and sales of ingredients and materials to industrial customers. These businesses, however, are not the Company’s core businesses and do not contribute significantly to the Company’s result of operations.

The following table lists all subsidiaries of the Company as of March 31, 2008:

	Percentage of ownership	Place of incorporation	Date of incorporation
Name of subsidiaries
Synutra, Inc. (“Synutra Illinois”)	100%	US	September 2000
Sheng Yuan Nutritional Food Co., Ltd. (“Sheng Yuan Nutrition”)	100%	PRC	September 2001
Qingdao Sheng Yuan Dairy Co., Ltd. (“Qingdao Sheng Yuan”)	100%	PRC	January 1998	*
Loubei Sheng Yuan Dairy Co., Ltd. (“Luobei”)	100%	PRC	April 2001
Zhangjiakou Sheng Yuan Dairy Co., Ltd. (“Zhangjiakou”)	100%	PRC	March 2004
Inner Mongolia Sheng Yuan Food Co., Ltd. (“Inner Mongolia Sheng Yuan”)	100%	PRC	September 2006
Inner Mongolia Meng Yuan Food Co., Ltd. (“Meng Yuan”)	100%	PRC	April 2005
Mei Tai Technology (Qingdao) Co., Ltd. (“Mei Tai”)	100%	PRC	November 2006
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd. (“BQL”)	98.83%	PRC	August 2002
Heilongjiang Baoquanling Sheng Yuan Dairy Cow Breeding Co., Ltd. (“Cow Breeding”)	100%	PRC	November 2007

*	Qingdao Sheng Yuan is under winding up process and the Company will transfer all its business to Sheng Yuan Nutrition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

B.	Basis of consolidation

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

C.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

D.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

E.	Restricted cash

Restricted cash are bank demand deposits used as security against letter of credits and/or notes payable. This is used by the Company as a short term instrument to reduce financing cost.

F.	Account receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

G.	Inventories

Inventories are stated at the lower of cost or market. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates market of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds market. Potential losses from obsolete and slow-moving inventories are recorded when identified. Market is current replacement cost, which do not exceed the net realizable value, that is, estimated selling price in the ordinary course of business less reasonable predictable cost of completion and disposal, and is not less than net realizable value reduced by an allowance for normal profit margin.

H.	Land use rights, net

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 20 to 50 years.

I.	Property, plant and equipment, net

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. The useful lives for property, plant and equipment are as follows:

Buildings	20 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	5 years
Motor vehicles	5 years
Others	5 years

J.	Construction in progress

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

The capitalized interest accrued up to March 31, 2008, 2007 and 2006 was $848,000, $726,000 and $481,000 respectively, associated with construction in progress.

K.	Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

L.	Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

The following entities are considered to be related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder. These related parties act only as the Company’s suppliers or distributors and there are no other relationships wherein the Company has the ability to exercise significant influence over the operating and financial policies of these parties. The Company is not obligated to provide any type of financial support to these related parties. The related parties were excluded from consolidation due to equity structure and other business reasons. The economic substance of each entity apart from its relationship with the Company is discussed in the table below:

Related Party	Economic Substance
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel”)	Publishes catalogues and engages in advertising and direct marketing of consumer products featured in catalogues.

Beijing Honnete Dairy Co., Ltd. (“Honnete”)	Engages in importing and distributing whey protein products to commercial customers.

Beijing Ao Naier Feed Stuff LLC (“Ao Naier”)	Engages in buying and selling whey protein and other protein substitutes. Ao Naier became an unrelated party since January 2008.

Beijing Luding Xueyuan Trading Co., Ltd. (“Luding Xueyuan”)	Operates retail shelf spaces in supermarkets in Beijing. Luding Xueyuan became an unrelated party since January 2008.

M.	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $375,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings. Note 12 further describe the impact of the adoption of FIN No. 48 - an interpretation of FASB Statement No. 109.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

N.	Foreign currency translation

The functional currency and reporting currency of Synutra International Inc. and Synutra Illinois are United States Dollar (“US Dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year are converted into the US dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statements of operations.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”) which are their functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in the statement of shareholders’ equity.

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB to fluctuate within a narrow band vis a vi the U.S. dollar. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected the changes in the foreign currency translation gain (loss) as reflected in other income (expense), net of $(1,110,000), $38,000 and $(4,000) for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

O.	Revenue recognition

The Company recognizes revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectibility is reasonably assured. At the time of sale, the Company also records estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of the Company’s nutritional product sales are made through distributors. The Company’s revenue arrangement with most of its distributors requires distributor advance payment prior to any shipment and delivery of goods by the Company to such distributors. Under this distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The Company applies this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

A small fraction of the Company’s nutritional product sales are through supermarket retailers directly. The Company’s revenue arrangement with some of these retailers includes right of return clause. The Company’s price to the supermarkets is fixed. The supermarkets’ obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product. The Company recognizes revenue when the supermarkets have paid the Company, or the supermarkets are obligated to pay the Company and the obligation is not contingent on resale of the product. The amount of future returns are estimated and recognized in the current period.

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

•

The Company offers rebates to distributors and supermarket retailers to sustain and increase the Company’s product market share. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, the Company estimate rebates based on the specific terms in each agreement, historical experience, anticipated reimbursement channel mix and product growth rates. The Company considers the sales performance of products subject to rebates and other contract discounts and adjusts the provision periodically to reflect actual experience. Actual amount may differ if the level of redemption rates and performance vary from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

•

The Company records a provision for estimated sales returns due to package damage and merchandise slow moving at certain retail customer shelf, which the Company estimates through a comparison of historical return data to related sales. The Company uses historical rates of return and adjusts for known or expected changes in the marketplace when appropriate. The sales return amount represents management’s best estimates based on the available information at the time of estimate is made.

•

For product sales and promotions at supermarkets and shopping malls, certain expenses in relation to shelf display, end-cap placement, bar-coding, banner advertising, etc. are paid to supermarkets and shopping mall operators. These expenses are deducted from revenues in accordance with EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product)”.

P.	Shipping and handling costs

All shipping and handling costs are expensed as incurred and outbound freight is not billed to customers. Shipping and handling costs are included in selling and distribution expenses. The expenses were $6.7 million, $4.0 million and $2.8 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Q.	Advertising and promotion expenses

Advertising and promotion expenses include advertising expenses, promotion staff salaries and promotion product expenses. Advertising expenses were $30.3 million, $16.4 million and $6.0 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

R.	Government subsidies

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expense of the related assets over the useful lives of these assets. Government subsidies were $1.5 million, $1.1 million and $0.7 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, which was recorded in other income. In addition, the Company received $4.6 million (RMB 32.0 million) of government subsidy in fiscal year 2007 which was directly related to the manufacturing facility construction. Such subsidy was recorded in the deferred revenue and will be amortized to offset the depreciation expenses associated with the underlining property.

S.	Employee’s benefits

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

T.	Comprehensive income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The other comprehensive income for the fiscal years ended March 31, 2008, 2007 and 2006 were $14.8 million, $1.9 million and $1.3 million, respectively.

U.	Fair value of financial instruments

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at March 31, 2008 and 2007 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate. The carrying value of long term receivable approximates its fair value as it represents the present value of future payments to be received.

V.	Concentration of credit risk

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

W.	Segment reporting

The Company operates and manages its business as a single operating segment. For geographic related information, see Note 15 to these Consolidated Financial Statements.

X.	Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is evaluating the impact of adopting the provisions of FSP 157-2.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combination”, to improve reporting and to create greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. An entity may not apply it before that date. Given SFAS 141R relates to prospective business combinations, the Company has currently not determined the potential effects on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133,” or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No 133, “Accounting for Derivative Instruments and Hedging Activities.” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires.

3.	BUSINESS COMBINATION

In May 2007, the Company acquired the 80% equity interest held by Mr. Liang Zhang, the Company’s Chief Executive Officer, in BQL for $1.41 million, which was settled in November 2007. This acquisition has been reflected as a transfer of assets between entities under common control. The acquisition resulted in a change in reporting entity in accordance with SFAS 154, “Accounting Changes and Error Corrections.” However, the Company has elected not to recast prior period financial statements and financial information for comparative purposes as BQL was not determined to be material.

Immediately after the acquisition, the Company invested $4.74 million into BQL to construct a new dairy processing facility to produce infant formula products. The minority interest holder in BQL (holding a 20% equity interest), Junchuan Ranch of Heilongjiang Province (“Junchuan Ranch”), elected not to contribute capital towards BQL’s new facility. In exchange for its capital contribution, the Company received additional shares in BQL, increasing the Company’s ownership interest in BQL to 98.83%. This transaction was not deemed to be an acquisition of minority interests as Junchuan Ranch did not participate in the capital transaction.

4.	INVENTORIES

The Company’s inventories at March 31, 2008 and 2007 are summarized as follows:

	March 31, 2008	March 31, 2007
	(In thousands)
Raw materials	$30,550	$5,475
Work-in-progress	16,786	7,714
Finished goods	14,517	3,217

Total Inventories	$61,853	$16,406

5.	DUE FROM/(TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	March 31, 2008	March 31, 2007
	(In thousands)
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	$—	$978
Beijing Kelqin Dairy Co., Ltd.	—	3,015
Beijing Honnete Dairy Co., Ltd.	—	7,207
Beijing Ao Naier Feed Stuff LLC	—	462
Beijing Luding Xueyuan Trading Co., Ltd.	—	80

Total Due from Related Companies	$—	$11,742

b.	Due to related parties

	March 31, 2008	March 31, 2007
	(In thousands)
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	$—	$728
Sheng Zhi Da Dairy Group Corporation	2,404	1,338
Beijing Kelqin Dairy Co., Ltd.	—	863
St. Angel (Beijing) Business Service Co., Ltd.	4	5
Beijing Honnete Dairy Co., Ltd.	562	—
Beijing Luding Xueyuan Trading Co., Ltd.	—	1

Total Due to Related Companies	$2,970	$2,935

B.	Classification of related party balance by nature

a.	Due from related parties

	March 31, 2008	March 31, 2007
	(In thousands)
Trade receivables	$—	$4,535
Advance to suppliers	—	7,207

Total	$—	$11,742

b.	Due to related parties

	March 31, 2008	March 31, 2007
	(In thousands)
Trade payables	$—	$1,685
Other payables	2,970	1,250

Total	$2,970	$2,935

C.	Sales to related parties

In the fiscal years ended March 31, 2008, 2007 and 2006, the Company’s sales to the related parties included milk fat and Non-Fat Dry Milk to Kelqin and Honnete; formulation ingredients to Sheng Zhi Da, Ao Naier, and BQL; and the Company’s name brand products to St. Angel and Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution.

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a.	Main product sales to related parties

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$—	$—	$1,254
St. Angel (Beijing) Business Service Co., Ltd.	—	—	1,048
Beijing Kelqin Dairy Co., Ltd.	—	5,230	—
Beijing Luding Xueyuan Trading Co., Ltd.	1,497	686	527
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	—	637	—

Total	$1,497	$6,553	$2,829

b.	Ancillary product sales to related parties

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$143	$311	$2,260
Sheng Zhi Da Dairy Group Corporation	—	—	376
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	—	3,401	3,542
Beijing Honnete Dairy Co., Ltd.	—	6,128	11,901
Beijing Ao Naier Feed Stuff LLC	—	130	75
Beijing Luding Xueyuan Trading Co., Ltd.	—	260	—
St.Angel (Beijing) Business Service Co., Ltd.	—	32	—

Total	$143	$10,262	$18,154

Total of main product and ancillary product sales to related companies	$1,640	$16,815	$20,983

D.	Purchases from related parties

In the fiscal year ended March 31, 2008, 2007 and 2006, the Company’s purchases from related parties included whey protein powders from Kelqin and Honnete, various ingredients and materials (packaging, etc.) from Sheng Zhi Da; spray-dried milk powder from BQL, and catalogues, brochures, and marketing materials from St. Angel.

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$3,286	$3,033	$955
Sheng Zhi Da Dairy Group Corporation	—	—	2,145
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	—	15,139	11,987
Beijing Honnete Dairy Co., Ltd.	17,862	11,460	6,655
St. Angel (Beijing) Business Service Co., Ltd.	988	19	59

Total	$22,136	$29,651	$21,801

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2008	March 31, 2007
	(In thousands)
Staff advance	$1,997	$879
Advance to suppliers	2,338	1,206
Prepaid advertising expense	5,656	454
Others	2,710	938

Total	$12,701	$3,477

7.	ASSETS HELD FOR SALE

Assets held for sale represent an office building located in Qingdao City, Shandong Province, which is immediately available for sale in its present condition. The Company decided to sell this office building in the next twelve months. The management has determined that the carrying value of the asset reclassified did not exceed its fair value.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2008	March 31, 2007
	(In thousands)
Property, plant and equipment, cost:
Buildings	$27,004	$16,638
Plant and machinery	38,430	23,284
Office equipment and furnishings	2,534	1,984
Motor vehicles	1,340	1,040
Others	348	—

Total cost	$69,656	$42,946

Less: Accumulated depreciation:
Buildings	2,831	1,798
Plant and machinery	6,933	3,450
Office equipment and furnishings	705	472
Motor vehicles	545	590
Others	197	—

Total accumulated depreciation	11,211	6,310

Construction in progress	27,274	14,836

Property, plant and equipment, net	$85,719	$51,472

Construction in progress primarily represents the construction of manufacturing facilities and administrative buildings.

The Company recorded depreciation expense of $4.6 million, $1.8 million and $1.4 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

9.	LAND USE RIGHTS, NET

	March 31, 2008	March 31, 2007
	(In thousands)
Land use rights, cost	$4,744	$3,177
Less: Accumulated amortization	248	153

Land use rights, net	$4,496	$3,024

The Company recorded amortization expense of $80,000, $40,000 and $38,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

10.	BANK LOANS AND WARRANTS

On April 19, 2007, the Company entered into a bridge loan agreement with ABN AMRO Bank N.V., Hong Kong branch (“ABN”), in the amount of $35.0 million (the “Bridge Loan Agreement”). The Loan bore interest at the one-month London interbank offered rate for deposits in US dollars plus 2.5% with interest payable on the last day of each month. The Company was required to pay to ABN a commitment fee of 1% on the daily amount of the unused Commitment Amount. The Loans were secured by a pledge of 25,000,000 shares of the Company’s Common Stock owned by Beams Power Investment Limited, a British Virgin Islands company, the capital stock of which is beneficially owned by Liang Zhang, the Chief Executive Officer of the Company. Pursuant to the Loan Agreement, Liang Zhang and Xiuqing Meng, Mr. Zhang’s wife, guaranteed the Company’s obligations thereunder. The principal amount and unpaid accrued interest under the Bridge Loan Agreement were repaid on October 18, 2007.

In addition, pursuant to a USD facility side letter and warrant agreement dated April 19, 2007 between the Company and ABN, the Company was obligated to issue warrants to ABN to purchase up to 400,000 shares of the Company’s common stock (the “Warrant Agreement”). On April 19, 2007 and October 11, 2007, respectively, the Company issued warrants to purchase 200,000 shares of its common stock at $8.84 per share and the remaining 200,000 shares at the same price. All of the warrants may be exercised up to the third anniversary of the completion of a “Qualified Public Offering”, as defined in the warrant agreement.

The fair value of the warrants was $2.7 million at the grant date, estimated on the basis of the Black-Scholes-Merton option-pricing formula with the following assumptions:

Expected volatility	43.86%
Risk-free interest rate	4.66%
Expected dividend yield	0.00%
Contractual life of the warrant (years)	4.2

The proceeds of the 2007 loan were allocated to the debt and the warrants based on their relative values, resulting in $32.4 million and $2.6 million being allocated to the debt and warrants, respectively. This amount has been recorded as an increase to additional paid in capital with a corresponding debt discount, which was fully amortized as of March 31, 2008.

On October 11, 2007, ABN and certain other lenders provided a three-year term loan to the Company in the aggregate amount of $35.0 million (the “Loan Agreement”). The principal amount, and any unpaid accrued interest, are due on October 11, 2010 and may be prepaid without penalty. The proceeds of the loan were used to pay the outstanding principal and accrued interest of the ABN Bridge Loan described above. The loan bears interest at the three-month London interbank offered rate (“LIBOR”) for deposits in US dollars plus 3.5% with interest payable on the last day of each three-month period. The Company is required to pay to ABN a commitment fee of 1% on the daily amount of the unused commitment amount. The loan is secured by a pledge of 10,000 shares of common stock of Synutra, Inc., an Illinois corporation wholly-owned by the Company.

The Loan Agreement provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The Loan Agreement also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratios, tangible net worth, and indebtedness to tangible net worth ratio. Specifically these financial covenants do not permit (1) the Company’s consolidated interest coverage ratio as of the end of any fiscal quarter to be lower than 5.00; (2) the Company’s consolidated leverage ratio to be higher than 2.00, 1.80 and 1.50, with respect to such fiscal quarter ending during the period beginning on October 1, 2007 and ending on September 30, 2008, beginning on October 1, 2008 and ending on September 30, 2009, and beginning on October 1, 2009 and ending on the Maturity Date, respectively; (3) the Company’s consolidated tangible net worth to be less than $132 million on any date during the period beginning on January 1, 2008 and ending on December 31, 2008, less than $200 million during the period beginning on January 1, 2009 and ending on December 31, 2009, and less than $265 million during the period beginning on January 1, 2010 and ending on the maturity date; (4) the ratio of consolidated indebtedness to consolidated net worth to be higher than 0.80 on any date during the period beginning on January 1, 2008 and ending on December 31, 2008, higher than 0.70 during the period beginning on January 1, 2009 and ending on December 31, 2009, and higher than 0.60 during the period beginning on January 1, 2010 and ending on the maturity date. Upon the occurrence of certain events of default, the Company’s obligations under the Loan Agreement may be accelerated and the lending commitments terminated. Such events include (i) failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants, (iii) the attachment of assets, and (iv) the filing of a petition in bankruptcy. No such event has occurred and the Company was in compliance with the covenants as of March 31, 2008.

In addition to the above Loan Agreement with ABN, as of March 31, 2008 and 2007, the Company had short-term loans from banks in the amount of $21.2 million and $53.1 million, respectively. The weighted average interest rate on short-term loans outstanding at March 31, 2008 and 2007 was 7.08% and 6.09%, respectively. Such loans are extendable for terms of no less than one year to December 2008. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $18.1 million and $32.7 million as of March 31, 2008 and 2007, respectively.

As at March 31, 2008, BQL had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $1.9 million bearing interest at 3.24% per annum. The loan, maturing on August 16, 2008, is secured by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

11.	OTHER CURRENT LIABILITIES

	March 31, 2008	March 31, 2007
	(In thousands)
Accrued freight charges	$837	$1,294
Accrued professional service fees	1,240	—
Payroll and bonus payables	1,852	4
Accrued rebate and slotting fee	2,272	147
Other tax payables	2,661	—
Accrued advertising and promotion expenses	3,140	397
Accrued selling and marketing expenses	3,627	1,241
Others	2,761	3,633

Total	$18,390	$6,716

12.	INCOME TAXES

A.	Tax law of each tax jurisdictions

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. As at March 31, 2008, the Company’s subsidiary in United States does not have any assessable profit and accordingly, no provision for federal and state income taxes have been provided thereon.

China

Before January 1, 2008, a company registered in the PRC was subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income in accordance with relevant income tax laws. Under the then applicable Foreign Enterprise Income Tax Law (“old FEIT law”) and Enterprise Income Tax Law, income tax was payable by enterprises at a rate of 33% of their taxable income but certain qualifying enterprises were eligible for a reduced tax rate of 24% or 15%.

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated a new tax law, which took effect beginning January 1, 2008. The Company’s PRC subsidiaries then measure and pay enterprise income tax pursuant to the new Enterprise Income Tax Law (“new EIT law”). Under the new EIT law, foreign investment enterprises and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for certain qualifying enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate or tax holiday under the then effective tax laws or regulations.

The Company’s subsidiaries Sheng Yuan Nutrition, Luobei, Zhangjiakou, Inner Mongolia Sheng Yuan and Mei Tai qualify as foreign invested enterprises. As approved by the tax authorities, such subsidiaries were entitled to a two year exemption from income tax followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward under the old FEIT law. Such tax holidays are grandfathered under the transition rules. Cow Breeding should be exempted from EIT under the new EIT law as an animal husbandry enterprise. It is currently in its pre-operating period. Meng Yuan and BQL are not entitled to preferential tax treatment. The applicable enterprise income tax rate for both entities was 33% for taxable years ended before January 1, 2008, and is 25% thereafter.

The following table illustrates tax benefits enjoyed by PRC subsidiaries under the previous and current regulations:

	Statutary Tax Rate
Name of Subsidiaries	Until December 31, 2007	Beginning January 1, 2008	Tax Holiday (based on calendar year)
Sheng Yuan Nutritional Food Co., Ltd.	24%	25%	2 years tax free (2004, 2005); 12% (2006, 2007); 12.5% (2008)
Qingdao Sheng Yuan Dairy Co., Ltd.	33%	25%	Waiver of 3% local tax for taxable years ended before January 1, 2008
Luobei Sheng Yuan Dairy Co., Ltd.	33%	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Zhangjiakou Sheng Yuan Dairy Co., Ltd.	33%	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Inner Mongolia Sheng Yuan Food Co., Ltd.	33%	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Meng Yuan Food Co., Ltd.	33%	25%	No tax holiday for calendar year 2007 and thereafter
Mei Tai Technology (Qingdao) Co., Ltd.	33%	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	33%	25%	No tax holiday for calendar year 2007 and thereafter
Heilongjiang Baoquanling Sheng Yuan Dairy Cow Breeding Co., Ltd.	N/A	0%	Exempted from income tax

B.	Components of income before income taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
United States	$(7,235)	$(126)	$(317)
PRC	60,762	21,596	12,799

	$53,527	$21,470	$12,482

C.	Reconciliation from income tax at statuary rate to reported amount of income tax expense

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the year ended March 31, 2008, 2007 and 2006:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Income tax provision at US federal statutory rate of 34%	$18,199	$7,300	$4,244
Foreign tax rate differential	(2,393)	(215)	(125)
PRC tax holiday effect	(13,978)	(5,231)	(7,725)
Change in valuation allowance	2,135	—	—
FIN 48 unrecognized tax benefits	508	—	—
Nondeductible (nontaxable) items	3,384	(258)	5,052

Total income tax expenses	$7,855	$1,596	$1,446

Some of the Company’s PRC subsidiaries are eligible for tax holidays in the PRC. The impact of these tax holidays decreased PRC taxes by $14.0 million, $5.2 million and $7.7 million for 2008, 2007 and 2006, respectively. The benefit of the tax holidays on earnings per share was $0.26, $0.10 and $0.16 for 2008, 2007 and 2006, respectively.

D.	Deferred tax assets by type of temporary difference and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows:

	March 31, 2008	March 31, 2007
	(In thousands)
Deferred tax assets - current
Accruals not currently deductible for tax purposes	$1,210	$—
Net operating loss	287	—
Others	227	—

Subtotal	1,724	—
Less: valuation allowance	(276)	—

Total current deferred tax assets	$1,448	$—

Deferred tax assets – non current
Tax credit carry forwards for PRC equipment purchasing	$2,028	$—
Net operating loss	1,462	432
Fixed assets	320	—
Others	126	—

Subtotal	3,936	432
Less: valuation allowance	(1,859)	—

Total non-current deferred tax assets	$2,077	$432

The net change during the year in the total valuation allowance is as follows:

	March 31, 2008	March 31, 2007
	(In thousands)
Balance at beginning of year	$—	$—
Additions during the year	2,135	—

Balance at end of year	$2,135	$—

At March 31, 2008, deductible net operating loss carry-forward of Synutra Illinois and Synutra International, Inc., who file consolidated tax return, is approximately $4.3 million, which expires through 2027. Subject to the federal income tax rate of 34%, the tax benefit is $1.5 million as of March 31, 2008. Synutra Illinois and Synutra International, Inc. do not have enough profit in the foreseeable future to realize the tax benefit. The Company believes that it is more likely than not that the benefit from the net operating loss carryforwards will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets relating to these operating loss carryforwards. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2008 will be recognized as a reduction of income tax expense.

Qingdao Sheng Yuan, one of the Company’s PRC subsidiaries in China, has recorded net operating losses in the past, which may be carried forward for five years from the end of the period in which the loss was recorded to offset future net income for tax purposes. The net operating loss of Qingdao Sheng Yuan Dairy Co., Ltd is $1.1 million for the fiscal year ended March 31, 2008. Subject to an enterprise income tax of 25%, the tax benefit is $287,000 as of March 31, 2008. As the Company is in the process of winding up Qingdao Sheng Yuan and transfering all its business to Sheng Yuan Nutrition, the tax benefit is not probable to be used in the future. The Company believes that it is more likely than not that the benefit from the net operating loss carryforwards will not be realized. In recognizing this risk, the Company has provided a full valuation allowance on the deferred tax assets relating to these operating loss carryforwards. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2008 will be recognized as a reduction of income tax expense.

E.	Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The provisions for the Company’s income taxes for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, are summarized as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Current tax
US	$—	$—	$—
PRC	10,550	2,028	1,446

	10,550	2,028	1,446

Deferred tax
Deferred tax-benefit-US	218	(218)	—
Deferred tax-benefit-PRC	(2,913)	(214)	—

	(2,695)	(432)	—

Total	$7,855	$1,596	$1,446

F.	Uncertainty in income tax

Effective April, 2007, the Company adopted FIN 48, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The adoption of FIN 48 has reduced the retained earnings as of April 1, 2007, by $375,000, including interest and penalties amounting to $55,000, with a corresponding increase in the liability for uncertain tax positions. The above mentioned liability is recorded in other long term liabilities in the consolidated balance sheet. In accordance with the Company’s policies, it accrued and classified interest and penalties related to unrecognized tax benefits as a component of income tax provision. Related to the uncertain tax benefits noted above, the Company accrued penalties and interest of $207,000 during fiscal year 2008 and in total, as of March 31, 2008, has recognized a liability for penalties and interest of $262,000. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Balance at beginning of year – March 31, 2007	$375
Increases in unrecognized tax benefits	508

Balance at end of year – March 31, 2008	$883

The balance of unrecognized tax benefits at March 31, 2008, if recognized, would affect the effective tax rate.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB100,000 is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is 10 years. There is no statute of limitations in the case of tax evasion. The Company is subject to taxation in the US and the PRC. The statute of limitations in the US is three years.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $74.1 million at March 31, 2008 are considered to be indefinitely reinvested and, accordingly, no provision for income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to various foreign countries.

13.	EARNINGS PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Year Ended March 31,
	2008	2007	2006
	(In thousands except for per share data)
Net income attributable to common shareholders	$45,661	$19,874	$11,035

Basic weighted average common shares outstanding	53,170	50,001	48,834
Dilutive potential common shares from warrants	306	—	—

Diluted weighted average shares outstanding	53,476	50,001	48,834

Earnings per share—basic	$0.86	$0.40	$0.23

Earnings per share—diluted	$0.85	$0.40	$0.23

There were no amounts of anti-dilutive warrants excluded from the computation of diluted earnings per share for 2008, 2007 and 2006.

14.	COMMITMENTS AND CONTINGENCIES

A.	Purchase commitments

As of March 31, 2008, the Company had outstanding commitments in the amount of $18.4 million for advertising and raw materials within the next 12 months.

The Company purchases product ingredients from a US supplier and pays royalty fee based on actual sales of certain products.

B.	Capital commitments

As of March 31, 2008, the Company’s capital commitments amounted to $17.3 million in relation to asset improvement and plant expansion within the next 12 months.

C.	Lease commitments

The Company leases certain office facilities and certain warehouses under non-cancellable operating leases. The lease commitments of the Company at March 31, 2008 are as follows:

Year Ending March 31,
(In thousands)
2009	$1,091
2010	2,137
2011	2,137
2012	2,137
2013	2,137
2014 and thereafter	32,745

Total	$42,384

D.	Legal proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the amount, and ultimate liability, if any with respect to these actions will materially affect our business, financial position, results of operations or cash flows. The Company can not assure, however, that such actions will not be material and will not adversely affect our business, financial position, results of operations or cash flows.

E.	Guarantees

As at March 31, 2008, the Company had an outstanding guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans totaling $1.1 million to 104 dairy farmers in the Zhangbei Area (the “Guarantee”). Such loans matured on December 25, 2007, but as of March 31, 2008, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million.

On December 27, 2007, the People’s Bank of China (“PBOC”), and China Banking Regulatory Commission (“CBRC”), issued a joint decree requesting all banks in China to extend the maturity of their loans to the dairy farmers with maturity dates between January 1, 2006 to June 30, 2008. The PBOC and CBRC did not specify the extension periods for such loans but rather directed the lending banks to determine the length of such extension.

This decree represents the PRC government’s efforts to boost the country’s fresh milk production which has been challenged by rising animal feed costs. In order to encourage dairy cow farmers to increase their production without substantially increasing milk prices, the government is taking initiatives to subsidize dairy farmers.

To the best knowledge of the Company, the Agriculture Bank of China has not determined the extension period for the above loans. Although the Company is in discussions with the lending bank to determine the extension periods for such loans, no agreement has been reached and the Company is still obligated under the Guarantee. The Company has prepared its best estimate of possibly losses related to these loans based on a weighed average range of likely probabilities and potential payments that would be required under the Guarantee, and estimated a potential loss of $367,000 related to the Guarantee. This amount has been recorded as a long-term liability on the balance sheet.

15.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company has determined that it operates its business in one reportable segment based upon the manner in which internal financial information is produced and evaluated by its chief operating decision maker (“CODM”) (the Company’s Chief Executive Officer).

The Company’s net sales by product category are as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Nutritional products	$321,130	$167,498	$94,949
Other products and services	40,960	49,107	37,340

Total	$362,090	$216,605	$132,289

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
	2008	2007	2006
Sales in Mainland China	94.8%	92.4%	97.1%
Sales to United States	5.2%	7.6%	2.9%

Only one customer in the U.S. accounted for more than 5% of the Company’s total sales in the above years.

All of the Company’s long-live assets are located in China.

16.	COMMON STOCK

On May 24, 2007, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Warburg Pincus Private Equity IX, L.P. (the “Investor”), pursuant to which the Investor agreed to acquire 4 million shares of the Company’s common stock for an aggregate purchase price of $66 million, net of issuance costs of $ 206,000. The closing of the transaction took place on June 15, 2007. The Company intends to use the net proceeds from this financing for general corporate purposes. Pursuant to the terms of the Purchase Agreement so long as the Investor owns at least 50% of the common stock acquired by the Investor pursuant to the Purchase Agreement, the Investor has the right to designate a person to serve on the Board of Directors of the Company (the “Investor Designee”), and the Company has agreed to use its best efforts to nominate and cause the Investor Designee to be elected to the Company’s Board of Directors.

17.	MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.	China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care,

unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $2.7 million, $1.2 million and $300,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

B.	Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. Such restricted portions amounted to approximately $128.7 million and $29.8 million as of March 31, 2008 and 2007, respectively.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2008 and 2007 is as follows:

	Fiscal Year 2008				Fiscal Year 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands except per share data)
Revenue	$67,492	$86,202	$100,205	$108,191	$49,107	$45,617	$56,314	$65,567
Gross Profit	37,062	46,626	50,578	52,256	21,460	23,409	28,131	33,705
Net Income	5,340	9,772	11,203	19,346	7,971	4,921	2,919	4,063
Weighted average common share outstanding, basic	50,667	54,001	54,001	54,001	50,001	50,001	50,001	50,001
Weighted average common share outstanding, diluted	50,786	54,132	54,304	54,682	50,001	50,001	50,001	50,001
Earnings per share, basic	$0.11	$0.18	$0.21	$0.36	$0.16	$0.10	$0.06	$0.08

Earnings per share, diluted	$0.11	$0.18	$0.21	$0.35	$0.16	$0.10	$0.06	$0.08

19.	SUBSEQUENT EVENTS

On April 11, 2008, the Company filed a registration statement on Form S-1 with the SEC relating to the proposed public offering of its common stock. The Company intends to use the net proceeds of the offering for construction and expansion of production facilities and production lines; construction of a new research and development facility in Beijing; advertising, promotion and marketing; and other general corporate purposes.

The registration statement has not yet become effective. These shares may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The offering of these securities may be made only by means of the prospectuses relating to these securities.

SYNUTRA INTERNATIONAL, INC.

ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I

Financial information of parent company

BALANCE SHEETS

(in thousands, except share par value)

	March 31, 2008	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,174	$409
Prepaid expenses and other current assets	171	—

Total current assets	2,345	409
Due from subsidiaries	40,318	—

Investments in subsidiaries	164,569	42,697
Other assets	788	—

TOTAL ASSETS	$208,020	$43,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Other current liabilities	1,615	—

Total current liabilities	1,615	—
Due to subsidiaries	577	405

Long term loans	34,184	—

Total liabilities	36,376	405

Minority interest	385	—

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 50,001 issued and outstanding, respectively	5	5
Additional paid-in capital	76,607	8,226
Retained earnings	76,875	31,538
Accumulated other comprehensive income	17,772	2,932

Total shareholders’ equity	171,259	42,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,020	$43,106

Financial Information of parent company

STATEMENTS OF INCOME

(in thousands except earnings per share data)

	Year Ended March 31,
	2008	2007	2006
General and administrative expenses	$3,073	$—	$—

Loss from operations	3,073	—	—
Interest expense	4,466	—	—
Interest income	(1,064)	(4)	—
Equity in earnings of subsidiaries	52,136	19,870	11,035

Net income attributable to shareholders	$45,661	$19,874	$11,035

Earnings per share—basic	$0.86	$0.40	$0.23

Earnings per share—diluted	$0.85	$0.40	$0.23

Weighted average common share outstanding—basic	53,170	50,001	48,834
Weighted average common share outstanding—diluted	53,476	50,001	48,834

Financial Information of parent company

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$45,661	$19,874	$11,035
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(52,136)	(19,870)	(11,035)
Amortization of debt discount	2,733	—	—
Amortization of debt issuance costs	539	—	—
Changes in assets and liabilities:
Due from subsidiaries	(40,318)	—	—
Prepaid expenses and other current assets	(710)	—	—
Due to subsidiaries	172	405	—
Other current liabilities	799	—	—
Other assests	(788)	—	—

Net cash provided by (used in) operating activities	(44,048)	409

Cash flow from investing activities:
Capital injection at subsidiaries	(54,981)	—	—

Net cash used in investing activities	(54,981)	—	—

Cash flow from financing activities:
Proceeds from bridge loan	35,000	—	—
Repayment of bridge loan	(35,000)	—	—
Proceeds from long-term loan	35,000	—	—
Proceeds from issuance of common stock, net of issuance costs	65,794	—	—

Net cash provided by financing activities	100,794	—	—

Net change in cash and cash equivalents	1,765	409	—
Cash and cash equivalents, beginning of year	409	—	—

Cash and cash equivalents, end of year	$2,174	$409	$—

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

SYNUTRA INTERNATIONAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year
Allowance for accounts receivable
- 2008	241	(56)	—	185
- 2007	417	—	(176)	241
- 2006	202	215	—	417

Allowance for other receivables
- 2008	576	9		585
- 2007	3	573	—	576
- 2006	3	—	—	3

Allowance for deferred tax assets
- 2008	—	2,135	—	2,135
- 2007	—	—	—	—
- 2006	—	—	—	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 27, 2007, we dismissed Rotenberg Co., or Rotenberg, our then independent registered public accounting firm, who was engaged to audit our financial statements. We dismissed Rotenberg because the growth and size of our operations required us to select an accountant with greater resources and a more global scale. The dismissal was effective immediately and was approved by the audit committee of our board of directors.

Rotenberg’s audit reports on our consolidated financial statements for the years ended March 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of our financial statements for each of the fiscal years ended March 31, 2007 and 2006, there were no disagreements between Rotenberg and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Rotenberg’s satisfaction, would have caused Rotenberg to make reference to the subject matter in their report on our consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

On July 27, 2007, we engaged Deloitte Touche Tohmatsu CPA Ltd., or Deloitte, as our new independent registered public accounting firm. The engagement was approved by the audit committee of our board of directors. No relationship existed in any manner between Deloitte and us prior to the date we engaged Deloitte.

ITEM 9A.	CONTROLS AND PROCEDURES

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting was not effective, as described below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. The Company’s management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was not effective based on these criteria. Management’s conclusion that the Company’s internal control over financial reporting was not effective is based on management’s identification of one material weakness and four deficiencies in the Company’s internal control over financial reporting, as defined in Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements.”

Our material weakness related to:

•

(i) an insufficient complement of personnel in our corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s complex financial accounting and reporting requirements and materiality thresholds; and (ii) an inadequacy of competent staff in our internal audit function to effectively monitor the Company’s operational, financial and compliance-oriented controls, including controls over the financial closing and reporting process.

Our deficiencies related to:

•	inadequate training of employees, especially new hires, on our antifraud programs and code of ethics;

•	inadequate segregation of duties related to our stock count process and lack of controls to regularly monitor, document and determine the value of certain inventories on a timely basis;

•	inadequate controls related to managing staff cash advances; and

•	failure to maintain an appropriate level of security within our computer operating systems and applications.

The Company’s independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., has issued an attestation report on the Company’s internal control over financial reporting, which is included herein. In such report, Deloitte Touche Tohmatsu CPA Ltd. expressed an adverse opinion on the Company’s internal control over financial reporting.

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weakness and deficiencies in its internal control over financial reporting with the Audit Committee of the Board of Directors and is in the process of developing and implementing remediation plans to address the material weakness and deficiencies in our internal control over financial reporting. During the fiscal year ended March 31, 2008, management conducted a program to plan the remediation of all identified deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by COSO. These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, the Company intends to hire and/or appoint new managers in the accounting area and/or engage accounting professionals from external resources to address internal control weaknesses related to technical accounting.

The following specific remedial actions were in process during the Company’s most recent fiscal quarter, and are currently in process, to address the material weakness and deficiencies in our internal control over financial reporting described above:

•

Reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel to address the Company’s complex accounting and financial reporting requirements, and (3) assessing the technical accounting capabilities at our subsidiaries to ensure the right complement of knowledge, skills, and training; and

•

Improve period-end closing procedures by (1) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (2) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (3) developing better monitoring controls at Corporate Accounting and at our subsidiaries and (4) documenting and implementing antifraud programs and controls as well as comprehensive risk assessment of procedures, programs and controls.

Other than as described above, management does not believe that there have been any other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Synutra International Inc.

Rockville, Maryland

We have audited Synutra International Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness relates to (i) an insufficient complement of personnel in the corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s complex financial accounting and reporting requirements; and (ii) an inadequacy of competent staff in our internal audit function to effectively monitor the Company’s operational, financial and compliance-oriented controls, including controls over the financial closing and reporting process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2008, of the Company and our report dated June 16, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, effective April 1, 2007.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Shanghai, China

June 16, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Part III, Item 14, will be included in or Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	List of Documents Filed as a Part of this Annual Report on Form 10-K:

1. See Index to Consolidated Financial Statements in Item 8 of this Report.

2. See Index to Consolidated Financial Statements in Item 8 of this Report, and the Consolidated Financial Schedules listed on such index filed as part of this Report are filed as part of this Report.

3. The exhibits listed on the exhibit index filed as part of this Report are filed or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of June, 2008.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Lawrence Lee, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman (Principal Executive Officer)	June 16, 2008

/s/Lawrence Lee
Lawrence Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2008

/s/ Jinrong Chen
Jinrong Chen	Director	June 16, 2008

/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	June 16, 2008

/s/ Lei Lin
Lei Lin	Director	June 16, 2008

/s/ William W. Wu
William W. Wu	Director	June 16, 2008

EXHIBITS INDEX

Exhibit Number	Description
3.1

Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-150216) filed on April 11, 2008)

3.2	Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 12-SB (000-50803) filed on June 15, 2004)

4.1	Specimen common stock certificate

10.1	Employment Agreement between Qingdao Sheng Yuan Dairy Co., Ltd. and Liang Zhang, dated December 20, 2006

10.2	Employment Agreement between Qingdao Sheng Yuan Dairy Co., Ltd. and Lawrence Lee, dated September 1, 2007

10.3	Employment Agreement between the Beijing Representative Office of Qingdao Sheng Yuan Dairy Co., Ltd. and William W. Wu, dated July 1, 2007

10.4	Employment Agreement between the Beijing Representative Office of Qingdao Sheng Yuan Dairy Co., Ltd. and Weiguo Zhang, dated January 1, 2007

10.5	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd. and Xisen Mu, dated July 1, 2007

10.6	Warrant Agreement among Beams Power Investment Limited, Synutra International, Inc., the Bank of New York as Warrant Agent, and ABN AMRO Bank N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.1 to the Synutra International, Inc. Current Report on Form 8-K filed on April 24, 2007)

10.7	Registration Rights Agreement between Synutra International, Inc. and ABN AMRO Bank N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.3 to the Synutra International, Inc. Current Report on Form 8-K filed on April 24, 2007)

10.8	Common Stock Purchase Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P. , dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Synutra International, Inc. Current Report on Form 8-K/A filed on June 1, 2007)

10.9	Registration Rights Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Synutra International, Inc. Current Report on Form 8-K/A filed on June 1, 2007)

10.10	Voting and Co-Sale Agreement among Synutra International, Inc., Beams Power Investment Limited, and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Synutra International, Inc. Current Report on Form 8-K/A filed on June 1, 2007)

10.11	Registration Rights Agreement among Synutra International, Inc., Beams Power Investment Limited and Warburg Pincus Private Equity IX, L.P., dated April 23, 2008, (incorporated by reference to Exhibit 4.1 to the Synutra International, Inc. Current Report on Form 8-K filed on April 24, 2008)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)