Form 10-Q
period 2008-06-30
Synutra International, Inc.
filed 2008-08-11
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number: 000-50601

SYNUTRA INTERNATIONAL, INC.

DELAWARE	13-4306188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2275 Research Blvd., Suite 500
Rockville, Maryland 20850
(Address of Principal Executive Offices, Zip Code)

(301) 840-3888
(Registrant's Telephone Number, Including Area Code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes ☐     No ☒

As of August 8, 2008, there were 54,000,713 shares of Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(unaudited)

	June 30, 2008	March 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$99,215	$97,425
Restricted cash	4,278	9,744
Accounts receivable, net of allowance of $179 and $185, respectively	12,775	11,325
Inventories	57,929	61,853
Due from related parties	1,720	-
Deferred tax assets	1,040	1,448
Prepaid expenses and other current assets	16,454	12,701
Assets held for sale	-	1,316

Total current assets	193,411	195,812

Property, plant and equipment, net	105,809	85,719
Land use rights, net	4,579	4,496
Deferred tax assets	2,531	2,077
Other assets	6,308	8,115

TOTAL ASSETS	$312,638	$296,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$14,288	$21,228
Long-term debt - current portion	1,968	1,923
Accounts payable	33,520	26,438
Due to related parties	4,605	2,970
Advances from customers	6,084	9,465
Income tax payable	2,445	4,168
Other current liabilities	16,853	18,390

Total current liabilities	79,763	84,582
Long-term debt	34,264	34,184
Deferred revenue	4,665	4,559
Other long term liabilities	1,360	1,250

Total liabilities	120,052	124,575

Minority interest	386	385

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding at June 30, 2008 and March 31, 2008, respectively	5	5
Additional paid-in capital	76,607	76,607
Retained earnings	92,519	76,875
Accumulated other comprehensive income	23,069	17,772

Total shareholders’ equity	192,200	171,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,638	$296,219

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands except earnings per share data)
(unaudited)

	Three Months Ended June 30,
	2008	2007

Net sales	$127,380	$67,492
Cost of sales	60,485	30,430

Gross profit	66,895	37,062

Selling and distribution expenses	11,423	7,574
Advertising and promotion expenses	32,096	18,448
General and administrative expenses	3,930	2,880

Total operating expenses	47,449	28,902

Income from operations	19,446	8,160

Interest expense	521	2,174
Interest income	198	352
Other income (expense), net	(434)	(265)

Income before provision for income tax and minority interests	18,689	6,073
Provision for income tax	3,044	729

Net income before minority interests	15,645	5,344

Minority interests	1	4

Net income attributable to shareholders	$15,644	$5,340

Other comprehensive income	5,297	1,098

Total comprehensive income	$20,941	$6,438

Earnings per share – basic	$0.29	$0.11

Earnings per share – diluted	$0.29	$0.11

Weighted average common share outstanding – basic	54,001	50,667
Weighted average common share outstanding – diluted	54,291	50,786

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flow from operating activities:
Net income	$15,644	$5,340
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	-	1,032
Amortization of debt issuance costs	80	-
Depreciation and amortization	1,585	993
Bad debt expense	(6)	(34)
Loss on disposal of property, plant and equipment	3	45
Deferred income tax	31	(291)
Minority interest	1	4
Changes in assets and liabilities:
Accounts receivable	(1,132)	(2,370)
Inventories	5,151	(254)
Due from related parties	(2,560)	(1,465)
Prepaid expenses and other current assets	(115)	(1,741)
Accounts payable	4,670	2,452
Due to related parties	4,043	21
Advances from customers	(3,457)	2,338
Income tax payable	(1,810)	681
Other liabilities	(1,639)	572

Net cash provided by operating activities	20,489	7,323

Cash flow from investing activities:
Acquisition of property, plant and equipment	(19,000)	(9,174)
Disposal of investment in a subsidiary	-	(1,046)
Change in restricted cash	5,465	4,046
Acquisition of a subsidiary	-	190
Advance to related companies	-	(3,324)

Net cash used in investing activities	(13,535)	(9,308)

Cash flow from financing activities:
Proceeds from short-term debt	-	55,866
Repayment of short-term debt	(7,389)	(24,959)
Proceeds from issuance of common stock, net of issuance costs	-	65,857

Net cash (used in)/provided by financing activities	(7,389)	96,764

Effect of exchange rate changes on cash and cash equivalents	2,225	528

Net change in cash and cash equivalents	1,790	95,307
Cash and cash equivalents, beginning of period	97,425	20,836

Cash and cash equivalents, end of period	$99,215	$116,143

Supplemental cash flow information:
Interest paid	$1,016	$1,088
Income tax paid	$2,527	$537

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$1,537	$102
Issuance of warrant in relation to the long-term debt	$-	$1,032

The accompanying notes are an integral part of the unaudited consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (collectively with its wholly owned subsidiaries, the “Company” or “Synutra”) owns all or majority of the equity interests of ten companies in the People’s Republic of China (“China” or “PRC”) that are principally engaged in the production, marketing and distribution of dairy based nutritional products under the Company’s own brands in China. The Company is a leader in sales of infant formula products in China.

The Company produces, markets and sells nutritional products under “Sheng Yuan”, or “Synutra”, its master brand, and several sub-brands, including “Super”, “U-Smart”, and “U-Strong”. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products and ingredients.

The Company has opportunistically utilized excess capacity and resources to provide toll packaging, toll drying services and sales of ingredients and materials to industrial customers. These businesses, however, are not the Company’s core businesses and do not contribute significantly to the Company’s result of operations.

2. BASIS OF PRESENTATION

The Company is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K and its subsequent amendments, if any, for the fiscal year ended March 31, 2008.

These statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On April 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157) with respect to financial assets and liabilities and elected to defer the adoption of FAS 157 for nonfinancial assets and liabilities as permitted by Financial Accounting Standards Board (FASB) Staff Position No. SFAS 157-2 (FSP 157-2). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities had no effect on the financial position, results of operations or cash flows. The Company will adopt FSP 157-2 for nonfinancial assets and liabilities on April 1, 2009, and is currently evaluating the impact such adoption will have on the financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard requires unrealized gains and losses to be included in earnings for items reported using the fair value option. SFAS No.159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option described in SFAS No.159 for financial instruments and certain other items.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 161.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosure regarding renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company expects to adopt FSP FAS 142-3 as of April 1, 2009.

5. INVENTORIES

The Company’s inventories at June 30, 2008 and March 31, 2008 are summarized as follows:

	June 30, 2008	March 31, 2008
	(In thousands)
Raw materials	$28,250	$30,550
Work-in-progress	20,802	16,786
Finished goods	8,877	14,517

Total Inventories	$57,929	$61,853

6. DUE FROM/(TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A. Classification of related party balances by name

a. Due from related parties

	June 30, 2008	March 31, 2008
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,720	$—

Total Due from Related Parties	$1,720	$—

b. Due to related parties

	June 30, 2008	March 31, 2008
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$2,151	$2,404
St. Angel (Beijing) Business Service Co., Ltd.	-	4
Beijing Honnete Dairy Co., Ltd.	2,454	562

Total Due to Related Parties	$4,605	$2,970

B. Sales to related parties

In the fiscal quarters ended June 30, 2008 and 2007, the Company’s sales to the related parties included milk fat and non-fat dry milk to Kelqin and the Company’s name brand products to Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution.

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a. Main product sales to related parties

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$—	$1,293
Beijing Luding Xueyuan Trading Co., Ltd.	—	402

Total	$—	$1,695

b. Ancillary product sales to related parties

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Beijing Luding Xueyuan Trading Co., Ltd.	$—	$10

Total	$—	$10

Total of main product and ancillary product sales to related companies	$—	$1,705

C. Purchases from related parties

In the fiscal quarters ended June 30, 2008 and 2007, the Company’s purchases from related parties included whey protein powders from Kelqin and Honnete, and catalogues, brochures, and marketing materials from St. Angel.

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$-	$1,941
Beijing Honnete Dairy Co., Ltd.	1,881	1,249
St. Angel (Beijing) Business Service Co., Ltd.	1,639	-
Beijing Sheng Long Media Co.,Ltd.	154	2

Total	$3,674	$3,192

D. Others

In June 2008, the Company sold two commercial buildings to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company's CEO, at the carrying value of $1.7 million.

7. PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2008	March 31, 2008
	(In thousands)
Property, plant and equipment, cost:
Buildings	$33,421	$27,004
Plant and machinery	40,912	38,430
Office equipment and furnishings	2,772	2,534
Motor vehicles	1,886	1,340
Others	417	348

Total cost	$79,408	$69,656

Less: Accumulated depreciation:
Buildings	3,096	2,831
Plant and machinery	8,110	6,933
Office equipment and furnishings	831	705
Motor vehicles	561	545
Others	217	197

Total accumulated depreciation	12,815	11,211

Construction in progress	39,216	27,274

Property, plant and equipment, net	$105,809	$85,719

Construction in progress primarily represents the construction of manufacturing facilities and administrative buildings.

The Company recorded depreciation expense of $1.5 million and $1.0 million for the fiscal quarters ended June 30, 2008 and 2007, respectively.

8. BANK LOANS

On October 11, 2007, ABN and certain other lenders provided a three year term loan, or the New ABN Loan, to the Company in the aggregate amount of $35 million. The principal amount, and any unpaid accrued interest on the New ABN Loan, will be due on October 11, 2010 and may be prepaid without penalty. The proceeds of the New ABN Loan were used to pay the outstanding principal and accrued interest of a six-month term loan provided to the Company by ABN on April 19, 2007, or the Original ABN Loan. The New ABN Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock of Synutra Illinois.

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and confirmed that these financial covenants were satisfied as of June 30, 2008.

In addition to the New ABN Loan, as of June 30, 2008 and March 31, 2008, the Company had short-term loans from banks in the amount of $14.3 million and $21.2 million, respectively. The weighted average interest rate on short-term loans outstanding at June 30, 2008 and March 31, 2008 was 7.38% and 7.08%, respectively. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries. The value of the fixed assets pledged was $18.1 million as of both June 30, 2008 and March 31, 2008.

As of June 30, 2008, Baoquanling had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $2.0 million bearing interest at 3.24% per annum. The loan, maturing on August 16, 2008, is secured by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

9. INCOME TAX

The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the tax positions.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on April 1, 2007. The Company recognized a tax benefit associated with an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

The 2008 first quarter effective tax rate of 16.3% was up 4.3% from the 12% effective rate for the three months ended June 30, 2007. This increase resulted primarily from the expiration of tax holidays enjoyed by certain subsidiaries.

10. EARNINGS PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended June 30,
	2008	2007
	(In thousands except for per share data)
Net income attributable to common shareholders	$15,644	$5,340

Basic weighted average common shares outstanding	54,001	50,667
Dilutive potential common shares from warrants	290	119

Diluted weighted average shares outstanding	54,291	50,786

Earnings per share—basic	$0.29	$0.11

Earnings per share—diluted	$0.29	$0.11

There were no anti-dilutive warrants excluded from the computation of diluted earnings per share for the fiscal quarters ended June 30, 2008 and 2007.

11. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company has determined that it operates its business in one reportable segment based upon the manner in which internal financial information is produced and evaluated by its chief operating decision maker (“CODM”) (the Company’s Chief Executive Officer).

12. SUBSEQUENT EVENTS

A. Postponement of public offering process

Due to the current stock market conditions, the Company announced on July 18, 2008 that it had postponed its proposed public offering of common stock.

B. Acquisition of Assets from Beijing Huilian Food Co., Ltd. (“Huilian”)

On July 14, 2008, Sheng Yuan Nutrition, a Chinese operating subsidiary of the Company, entered into an asset purchase agreement (the “Agreement”) with Beijing Huilian Food Co., Ltd. (“Huilian”), a baby food producer in China, to purchase various assets from Huilian, including, but not limited to, Huilian’s plant in Beijing (together with the buildings and equipment at the plant), the “Hui Li Duo” series registered trademarks for Huilian’s products, Huilian’s baby food formulas, and Huilian’s production procedures. Pursuant to the Agreement, within 45 business days after the first installment of the purchase price is paid, both parties have to use their best efforts to submit to the relevant government authorities applications to effect the transfer of the land, buildings and trademarks.

The purchase price for the assets is RMB45 million (approximately US$6.6 million) and will be paid in three installments, as follows: (i) first installment of RMB4.5 million, or 10%, was paid on July 21, 2008; (ii) second installment of RMB31.5 million, or 70%, is payable upon the parties obtaining receipts from the relevant government authorities with respect to the transfer applications required under the Agreement; and (iii) third installment of RMB9.0 million, or 20%, is payable within five business days after the transfer of the assets is completed and the government approvals for the transfer have been obtained. The completion of the sale and purchase of the assets is expected to occur by October 2008.

C. Incorporation of Beijing Sheng Yuan Huimin Technology Service Co., Ltd. (“Huimin”)

PRC regulations currently limit foreign ownership of companies that provide medical treatment services, including diagnostic services for pregnant women. To comply with these regulations, the Company will conduct all of its diagnostic service activities through Huimin, a variable interest entity which was incorporated on July 10, 2008 and its subsidiaries. Huimin entered into various agreements with a 100% owned subsidiary of the Company, Sheng Yuan Nutrition, including a business operating agreement and an exclusive services agreement. Under the business operating agreement, the Company has the right to make decisions about Huimin’s activities that has a significant effect on the success of Huimin. Under the exclusive services agreement, Huimin has the right to receive consulting services from the Company and its subsidiaries. In return, Huimin and its subsidiaries are required to pay Sheng Yuan Nutrition service fees for the consulting services it receives. The consulting service fees are set at a preliminary level of 10% to 50% of Huimin’s net sales and are adjustable at Sheng Yuan Nutrition’s sole discretion.

In addition, the Company, through Sheng Yuan Nutrition, has been assigned all voting rights by the shareholders of Huimin through an agreement valid indefinitely that cannot be amended or terminated except by written consent of all parties, and has the option to acquire the equity interests of Huimin and its subsidiaries for a purchase price equal to the respective registered capital of Huimin and its subsidiaries or a proportionate amount thereof, or such higher price as required under PRC laws at the time of such purchase. The shareholders of Huimin have agreed to pay the Company any excess of the purchase price paid for such equity interests in, or assets of, Huimin or its subsidiaries over the registered capital of Huimin or its subsidiaries in the event that such option is exercised.

Through the contractual arrangements described above, the Company is deemed the primary beneficiary of Huimin under the requirements of FIN 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Accordingly, the Company’s financial statements will reflect the consolidated financial statements of the Company and its subsidiaries, which include Huimin and its subsidiaries beginning from the three months ending September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The factors described below in PART II. OTHER INFORMATION – Item 1A. Risk Factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements.  Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

OVERVIEW

We are a leading infant formula company in China. We principally produce, market and sell our products under “Sheng Yuan,” or “Synutra,” our master brand, and several sub-brands, including “Super,” “U-Smart” and “U-Strong.” We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of June 30, 2008, this network comprised over 450 distributors and over 1,000 sub-distributors who sell our products in over 65,000 retail outlets. Our extensive sales, and distribution network, combined with our strong customer service and infant mutation education programs, has helped us build brand recognition and customer loyalty in our primary markets, which, prior to 2007, mainly comprised small to mid-size cities and rural areas in China. By leveraging our strong brand recognition in our primary markets, we have begun to expand into many of China’s major urban centers, which have historically been dominated by several large multinational firms.

We have opportunistically utilized excess capacity and resources to provide toll packaging services, toll drying services, and sales of ingredients and materials to industrial customers. These businesses, however, are not our core businesses and do not contribute significantly to our results of operations.

Our net sales for the fiscal quarter ended June 30, 2008 grew by 88.7% to $127.4 million from $67.5 million for the same period in the previous year. Our gross profit for the fiscal quarter ended June 30, 2008 grew by 80.6% to $66.9 million from $37.1 million for the same period in the previous year. Our net income for the fiscal quarter ended June 30, 2008 grew by 193.0% to $15.6 million from $5.3 million for the same period in the previous year.

The significant increase in our net sales and gross profit is attributable primarily to the following:

■
rapid growth of the infant formula market in China, which increased in terms of sales revenue by 28.2% from RMB15.8 billion ($2.3 billion) in 2006 to RMB20.3 billion ($2.9 billion) in 2007, according to Euromonitor, an international market research company;

■	Strong sales in our primary markets, which we believe are experiencing rapid growth in powdered infant formula consumption, and which have enabled us to increase our national market share; and

■
increases in our average selling prices and increases in the proportion of sales of our premium infant formula products with higher average selling prices, which are one of our fastest growing product categories.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended March 31, 2008 (Form 10-K). The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net Sales

Net sales for the three months ended June 30, 2008 increased by 88.7% to $127.4 million from $67.5 million for the same period in the previous year. This increase in net sales was a result of an increase in volume of products sold and an increase in average selling price. The increase in the volume of products sold was partly driven by the growth of the infant formula market in China and increased market awareness for our products as a result of our marketing initiatives. These marketing initiatives included intensive nationwide TV advertising campaign, targeted store level promotions, database marketing and education programs at health facilities.

Net sales of our nutritional products, including infant formula and other nutritional products for children and adults under our Super, U-Smart, U-Strong, accounted for 92.7% of our total sales for the fiscal quarter ended June 30, 2008. Net sales of our nutritional products for the fiscal quarter ended June 30, 2008 increased by 104.3% to $118.1 million from $57.8 million for the same period in the previous year, primarily as a result of the following factors:

■	Sales volume of nutritional products increased by 59.2% to 13,066 tons for the fiscal quarter ended June 30, 2008 from 8,200 tons for the same period in the previous year.

■
The average selling price of our nutritional products for the fiscal quarter ended June 30, 2008 increased by 28.3% to $9,036 per ton from $7,040 per ton for the same period in the previous year. This increase in average selling price was primarily due to an increase in sales of Super infant formula products, which resulted in a greater proportion of higher-priced products in our product mix, and a substantial increase in the average selling price for our U-Smart infant formula products which resulted primarily from our introduction of U-Smart Gold Package in April 2007.

Net sales from our other activities, such as sales of industrial materials and the provision of certain services, such as toll drying, blending and packaging services, for the fiscal quarter ended June 30, 2008 decreased by 4.0% to $9.3 million from $9.7 million for the same period in the previous year due to fluctuations in our capacity and customer orders.

Cost of Sales

Cost of sales for the fiscal quarter ended June 30, 2008, including purchases from third-party producers, increased by 98.8% to $60.5 million from $30.4 million for the same period in the previous year. The increase in cost of sales was due to an increase in the cost of sales for our nutritional products, which was partially offset by a decrease in cost of sales of our other products.

Cost of sales for our nutritional products for the fiscal quarter ended June 30, 2008 increased by 140.9% to $52.3 million from $21.7 million for the same period in the previous year. The increase of 4,859 tons of nutritional products sold for the fiscal quarter ended June 30, 2008 as compared to the same period in the previous year was the primary reason for the increase in cost of sales. In addition, the increase in unit prices of major raw materials, principally raw milk and whey protein powder, also contributed to the increase in our cost of sales. To a lesser extent, our increase in cost of sales for the fiscal quarter ended June 30, 2008 was also due to the increase in the percentage of premium products sold which had a higher cost of sales compared to our other products.

Cost of sales for our other products and services for the fiscal quarter ended June 30, 2008 decreased by 5.8% to $8.2 million from $8.7 million for the same period in the previous year due to a decrease of net sales from such products and services.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended June 30, 2008 increased by 80.5% to $66.9 million from $37.1 million for the same period in the previous year. Gross profit for our nutritional products for the fiscal quarter ended June 30, 2008 increased by 82.4% to $65.8 million from $36.1 million for the same period in the previous year primarily due to the increase in net sales of our nutritional products.

Our overall gross margin decreased to 52.5% for the fiscal quarter ended June 30, 2008 from 54.9% for the same period in the previous year. Our gross margin for nutritional products and other products was 55.7% and 11.7%, respectively, for the fiscal quarter ended June 30, 2008, as compared to 62.5% and 10.0%, respectively, for the same period in the previous year. Our overall gross margin decreased primarily due to the decrease in the gross margin of our nutritional products. The decrease in the gross margin of our nutritional products was primarily due to rising raw material costs, which was partially offset by an increase in the proportion of sales of our higher margin infant formula products. The gross margin of our nutritional products was also negatively impacted by the increased supermarket/shopping mall related expenses, such as end-cap placement costs and admission fees, which are recoded as reduction of revenue.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended June 30, 2008 increased by 50.8% to $11.4 million from $7.6 million for the same period in the previous year. This increase was primarily a result of increased compensation expenses for our sales force, and an increase in shipping and handling expenses as well as travel and entertainment expenses. Total compensation for our sales force for the fiscal quarter ended June 30, 2008 increased by 112.8% to $5.2 million from $2.4 million for the same period in the previous year. This increase was primarily due to the continuation of our targeted sales incentive programs. In addition, the increase in the number of sales staff to 2,621 as of June 30, 2008 from 2,125 as of June 30, 2007 also contributed to the increase in compensation expense relating to our sales force. As a result of increases in sales and business activities, shipping and handling expenses for the fiscal quarter ended June 30, 2008 increased by 93.2% to $2.3 million from $1.2 million for the same period in the previous year, generally in proportion to the increase in sales. Travel and entertainment expenses for the fiscal quarter ended June 30, 2008 increased by 56.0% to $1.4 million from $0.9 million for the same period in the previous year.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended June 30, 2008 increased by 74.0% to $32.1 million from $18.4 million for the same period in the previous year, due to increased nationwide TV advertising and promotional activities at the store level, such as offering promotional products and organizing promotional events. Advertising expenses for the fiscal quarter ended June 30, 2008, which accounted for 58.5% of total advertising and promotion expenses, increased by 240.1% to $18.8 million from $5.5 million for the same period in the previous year. Promotion expenses for the fiscal quarter ended June 30, 2008, which accounted for 41.5% of total advertising and promotion expenses, increased by 3.1% to $13.3 million from $12.9 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended June 30, 2008 increased by 36.5% to $3.9 million from $2.9 million for the same period in the previous year. The increase in general and administrative expenses was primarily due to increased headquarter salary and social insurance expenses as our business continued to expand, partially offset by a decrease in legal and professional expenses.

Interest Income

Interest income for the fiscal quarter ended June 30, 2008 decreased to $0.2 million from $0.4 million for the same period in the previous year due to decreased bank deposits.

Interest Expense

Interest expense for the fiscal quarter ended June 30, 2008 decreased to $0.5 million from $2.2 million for the same period in the previous year, due primarily to the amortization of debt discount associated with the issuance of warrants to ABN which amounted to $1.0 million in the fiscal quarter ended June 30, 2007, and lower average loan balances outstanding in the fiscal quarter ended June 30, 2008.

Provision for Income Tax

The provision for income taxes, which is computed on an individual legal entity basis, was $3.0 million and $0.7 million for the fiscal quarter ended June 30, 2008 and 2007, respectively. Our effective tax rate increased to16.3% for the fiscal quarter ended June 30, 2008 from 12.0% for the same period in the previous year. This increase in our effective income tax rate was primarily due to the expirations of tax holidays enjoyed by certain subsidiaries.

Net Income Attributable to Stockholders

As a result of the foregoing, net income attributable to stockholders for the fiscal quarter ended June 30, 2008 increased by 193.0% to $15.6 million from $5.3 million for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remained constant during the fiscal quarter ended June 30, 2008. Our cash and cash equivalent balance increased slightly by $1.8 million to $99.2 million at June 30, 2008, as compared to $97.4 million at March 31, 2008.

Cash Flows from Operating Activities

Net cash provided by operating activities was $20.5 million for the fiscal quarter ended June 30, 2008, as compared to net cash provided by operating activities of $7.3 million for the same period in the previous year. Net cash provided by operating activities for the fiscal quarter ended June 30, 2008 was mainly due to net income of $15.6 million, non-cash items not affecting 2008 cash flows of $1.7 million and a $3.2 million increase in working capital. The changes in working capital for the fiscal quarter ended June 30, 2008, were primarily related to a $5.1 million decrease in inventories, a $4.7 million increase in accounts payable, and a $4.0 million increase in due to related parties, a $3.5 million decrease in advances from customers, There were no material policy changes in our credit terms to customers and payment terms to suppliers for the fiscal quarter ended June 30, 2008.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.5 million for the fiscal quarter ended June 30, 2008, as compared to $9.3 million for the same period in the previous year. This was primarily due to our plant expansion to increase our production capacities. Cash invested in purchases of property and equipment was $19.0 million and $9.2 million for the fiscal quarters ended June 30, 2008, and 2007, respectively.

Restricted cash decreased by $5.5 million for the fiscal quarter ended June 30, 2008, as compared to a decrease of $4.0 million for the same period in the previous year. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.4 million for the fiscal quarter ended June 30, 2008, as compared to net cash provided by financing activities of $96.8 million for the same period in the previous year. Cash used in financing activities during the fiscal quarter ended June 30, 2008 resulted from the repayment of short-term bank loans of $7.4 million.

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. We have performed an analysis of the relevant ratios and confirmed that these financial covenants were satisfied as of June 30, 2008.

In addition to the New ABN Loan, as of June 30, 2008, we had short-term loans from banks in the amount of $14.3 million bearing weighted average interest rate of 7.38% per annum.

As of June 30, 2008, Baoquanling had a 3 year long-term loan from Junchuan Ranch of Heilongjiang Province in the amount of $2.0 million bearing interest at 3.24% per annum. The loan, maturing on August 16, 2008, is secured by a personal guarantee from the Company’s Chief Executive Officer and his spouse.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements other than the guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans of $1.1 million to 104 dairy farmers in the Zhangbei area of Hebei Province in China, which was discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosures about market risk during the three months ended June 30, 2008. For additional information, please refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, continues not to be effective as of June 30, 2008.

 In connection with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, our management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective based on management’s identification of one material weakness and four deficiencies in the Company’s internal control over financial reporting, as defined in Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements.”

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

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weakness and deficiencies in its internal control over financial reporting with the Audit Committee of the Board of Directors. The following specific remedial actions were in process during the Company’s most recent fiscal quarter, and are currently in process, to address the material weakness in our internal control over financial reporting described above:

•
Reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel to address the Company’s complex accounting and financial reporting requirements, and (3) training accounting personnel at our subsidiaries to ensure the right complement of knowledge and skills; and

•
Improve period-end closing procedures by (1) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (2) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (3) developing better monitoring controls at Corporate Accounting and at our subsidiaries.

In addition, remediation actions have been implemented to address the deficiencies described above. These actions included: (1) implementing a formal training program and training of all key employees, especially new hires, on our antifraud programs, corporate governance guidance, and business ethics; (2) reorganizing the stock count process by including staff from different departments to ensure adequate segregation of duties; (3) introducing tighter controls which include regular checks and alerts to manage staff cash advances; and (4) increasing the level of security within our computer operating system and applications through keeping a record of audit logs and performing regular review of such audit logs and implementing adequate password controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes to these risks and uncertainties during the three months ended June 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent of our majority stockholder, dated June 11, 2008, in lieu of a special meeting of stockholders pursuant to Section 228 of the Delaware General Corporation Law, the following actions were approved:

•
Amendment and restatement of our Certificate of Incorporation to: (i) implement a staggered Board of Directors with three classes; (ii) clarify the rights of holders of our common stock, par value $0.0001; (iii) clarify the Board’s authority with respect to our preferred stock, $0.0001; (iv) increase the minimum size of the Board to four (4); and (v) make any such other changes to the Certificate of Incorporation as are necessary and/or incidental to the foregoing; and

•	The adoption of the Synutra International, Inc. 2008 Stock Incentive Plan.

The actions above were approved at a meeting of our Board on June 11, 2008 and the stockholder consent was executed by the holder of at least a majority of the issued and outstanding shares of Common Stock entitled to vote on the matters above.

We filed an initial Preliminary Information Statement on Schedule 14C with the SEC on June 17, 2008, and a discussion of these actions is contained in such Preliminary Information Statement, as revised. The action to adopt the 2008 Stock Incentive Plan, if not revoked or terminated, will not become effective until twenty (20) calendar days after the date the Definitive Information Statement is first sent or given to our stockholders. The action to amend and restate our Certificate of Incorporation, if not revoked or terminated, will not become effective until twenty (20) calendar days after the date the Definitive Information Statement is first sent or given to our stockholders and the date of filing of the Certificate of Amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State, which will occur immediately thereafter. As of the date of this Report, we have not filed the Definitive Information Statement on Schedule 14C with the SEC or sent the Definitive Information Statement discussing these actions to our stockholders and therefore the action to adopt the 2008 Stock Incentive Plan and the action to amend and restate our Certificate of Incorporation are not yet effective.

ITEM 5. OTHER INFORMATION

At a meeting of the Board on June 11, 2008, our Board approved an amendment and restatement of our Bylaws to: (i) revise the advance notice provision for stockholder business and stockholder nominees to be presented at an annual meeting of stockholders; (ii) provide for plurality voting with respect to the election of directors; (iii) authorize the issuance of uncertificated shares; (iv) authorize the adoption of a Rights Plan by the Board of Directors; and (v) make any such other changes to the Bylaws as are necessary and/or incidental to the foregoing. Pursuant to Section 109 of the Delaware General Corporation Law and Article VIII of our current Certificate of Incorporation, the amendment and restatement of our Bylaws was not submitted to a vote of the stockholders. The action to amend and restate our Bylaws became effective on June 11, 2008.

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1
Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-150216) filed on April 11, 2008)

3.2	Bylaws of Synutra International, Inc.

10.1
Registration Rights Agreement among Synutra International, Inc., Beams Power Investment Limited and Warburg Pincus Private Equity IX, L.P., dated April 23, 2008, (incorporated by reference to Exhibit 4.1 to the Synutra International, Inc. Current Report on Form 8-K filed on April 24, 2008)

10.2
Asset Purchase Agreement, dated July 14, 2008, between Sheng Yuan Nutritional Food Co.. Ltd. and Beijing Huilian Food Co., Ltd.(incorporated by reference to Exhibit 2.1 from the registrant's Form 8-K filed with the SEC on July 18, 2008 ).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: August 8, 2008	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer