Form 10-K/A
period 2008-03-31
Synutra International, Inc.
filed 2008-10-24
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 000-50601

SYNUTRA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4306188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2275 Research Blvd., Suite 500 Rockville, Maryland (Address of principal executive offices)	20850 (Zip Code)

Registrant’s telephone number, including area code: (301) 840-3888

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.0001 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10−K (this “Amendment”) amends the Annual Report on Form 10−K for the fiscal year ended March 31, 2008, originally filed on June 16, 2008 (the “Original Filing”), of Synutra International, Inc., a Delaware corporation (“Synutra,” the “Company,” “our,” “we,” or “us”). The Company is filing this Amendment to include the information required by Part III and not included in the Original Filing. In addition, the Company is filing this Amendment in order to include certain exhibits not included in the Original Filing.

In the Form 10-K/A, the Company has revised the following items:

•	Item 10. Directors, Executive Officers and Corporate Governance;
•	Item 11. Executive Compensation;
•	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
•	Item 13. Certain Relationships and Related Transactions, and Director Independence; and
•	Item 14. Principal Accounting Fees and Services.
•	Item 15. Exhibits

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the Original Filing and this Amendment does not otherwise reflect events occurring after the Original Filing or otherwise modify or update these disclosures. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

		Page
	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1

Item 11.	Executive Compensation	4

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10

Item 13.	Certain Relationships and Related Transactions and Director Independence	11

Item 14.	Principal Accounting Fees and Services	12

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	15

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of September 30, 2008:

Name	Age	Position
Directors and Executive Officers
Liang Zhang	48	Chairman of the Board of Directors and Chief Executive Officer
Jinrong Chen	48	Director(1)(2)(3)
Yiu-Chun Chan	55	Director(1)(2)(3)
Lei Lin	40	Director(1)(2)(3)
William W. Wu	46	Director and President—Marketing and Sales
Weiguo Zhang	50	President and Chief Operating Officer
Lawrence Lee	43	Chief Financial Officer
Xisen Mu	50	President—Production

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating Committee.

Liang Zhang. Liang Zhang is our founder and has served as the chairman of our board of directors and chief executive officer since we became a public company in 2005. Mr. Zhang has worked in the food ingredients industry since the 1980s and founded his first entrepreneurial venture, Honnete, in the early 1990s. Honnete has since become the dominant supplier of whey protein products in China. Mr. Zhang has been recognized as a business leader in the dairy industry in China, serving as vice-chairman of the China Dairy Industry Association. Mr. Zhang received a bachelor’s degree in French language and literature from Nanjing International Relations Institute of China.

Jinrong Chen. Jinrong Chen has served as a director of our board of directors since June 27, 2006. Ms. Chen has served as associate professor at the School of Economics and Management of Tsinghua University in Beijing since 2001, specializing in corporate finance management, securities analysis, financial operations, corporate governance and controls. In addition to her academic career with top business schools in China, Ms. Chen also advises public companies and private businesses in China. Ms. Chen received her bachelor’s degree in accounting from Beijing Institute of Electronics & Information and her MBA degree from Renmin University of China.

Yiu-Chun Chan. Yiu-Chun Chan has served as a director of our board of directors since December 3, 2006. Mr. Chan has over 30 years of experience in marketing agricultural and food products in the Greater China area, and is the chief executive officer and founder of P R Consultants Limited. Previously, he served as an Executive Director of Lintas Hong Kong Limited and a partner of Times Direct Marketing Asia—the largest privately held direct marketing company in South East Asia. Mr. Chan began his career marketing agricultural products at Sunkist Growers, where he was responsible for the advertising and promotion activities in the Hong Kong market. Mr. Chan received his Diploma in communications from Hong Kong Baptist University.

Lei Lin. Lei Lin has served as a director of our board of directors since October 1, 2007. Mr. Lin is president and co-chief executive officer of Sinotrust, a leading consulting company in China which Mr. Lin founded in 1992. Mr. Lin received his bachelor’s degree in applied economic mathematics from Renmin University of China.

Weiguo Zhang. Weiguo Zhang has been our chief operating officer and president since 2005 and is primarily responsible for our financial market operations, including investor relations, corporate development, and international strategic development. Mr. Zhang first joined us as president of Synutra Illinois in 2001 to oversee our U.S. operations, including information support in research and technologies and business development. Prior to joining us, Mr. Zhang was the managing director of Bambridge International, Ltd., which he founded in 1995. Mr. Zhang received a bachelor’s degree in English language and literature from the Nanjing International Relations Institute and a master’s degree in international economics and American foreign policy from the School of Advanced International Studies from John Hopkins University.

Lawrence Lee. Lawrence Lee has served as our chief financial officer since October 1, 2007. Mr. Lee also served as a director of our board of directors from December 3, 2006 to September 30, 2007. From August 1, 2004 to September 30, 2007, Mr. Lee was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange. Prior to that, Mr. Lee served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Lee’s experience also includes serving as a financial controller at the Korean division of Exel Plc, and serving as a senior auditor at Waste Management Inc.’s international department in London. Mr. Lee is an associate member of the Association of Chartered Certified Accountants. Mr. Lee received a bachelor’s degree in management and engineering from Beijing Institute of Technology, a master’s degree in economics from Renmin University of China, and a master’s degree in accounting and finance from the London School of Economics.

William W. Wu. William W. Wu has served as our president of marketing and sales since July 2007 and is currently a member of our board of directors. Mr. Wu served as our vice president of marketing and sales since December 2005. Before joining us, Mr. Wu worked as a member of the senior management on sales, marketing and market research with Bristol-Myers Squibb (China) since 2001. Prior to that, Mr. Wu also worked in the marketing departments of Bristol Myers Squibb, Merck-Medco, a pharmacy benefit manager affiliated with Merck, later spun off from Merck as an independent company, and other sales and marketing organizations in the United States. Mr. Wu received a master’s degree in American studies from Beijing Foreign Studies University and his Ph.D. in sociology from the University of North Carolina at Chapel Hill.

Xisen Mu. Xisen Mu has served as our president of production since January 2007. Before joining us, Mr. Mu worked as general manager of Heilongjiang Dairy Group since 2001. Prior to that, Mr. Mu held senior positions with other major dairy companies in Heilongjiang province. He has more than 20 years of experience in the dairy industry in China. Mr. Mu received a diploma in management from Qiqihar Institute of Light Industry.

Our directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with our bylaws. Our officers are appointed by and serve at the discretion of the board of directors. All officers have a term of office lasting until their removal or replacement by our board of directors. There are no family relationships among our directors or officers.

Board of Directors

Our board of directors currently has five directors, consisting of three independent directors, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market. All directors are elected to hold office until our next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal.

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III, and serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. To effect such staggered terms, our amended and restated bylaws provides that the directors first elected to class I shall serve for a term ending on the annual meeting date following the end of 2008, the directors first elected to class II shall serve for a term ending on the second annual meeting date following the end of 2008, and the directors first elected to class III shall serve for a term ending on the third annual meeting date following the end of 2008. Our board of directors has designated Liang Zhang and William Wu as class I directors, Jinrong Chen and Yiu-Chun Chan as class II directors and Lei Lin as a class III director.

Board Committees

Our board has established the committees described below and may establish others from time to time.

Audit Committee

Our audit committee consists of Jinrong Chen, Lei Lin and Yiu-Chun Chan, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market. Ms. Chen is the chairperson of our audit committee and serves as the financial expert of the committee. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;

•
establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;

•
periodically reviewing legal compliance matters, including securities trading policies, periodically reviewing significant accounting and other risks or exposures to our company, reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party (as described in Item 404 of Regulation S-K) and periodically reviewing business expenses of our chief executive officer; and

•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Jinrong Chen, Yiu-Chun Chan, and Lei Lin. Ms. Chen is the chairperson of our compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our stock incentive and employee stock purchase plans; and

•	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Nominating Committee

Our nominating committee consists of Yiu-Chun Chan, Jinrong Chen, and Lei Lin. Mr. Chan is the chairman of our nominating committee. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the board of directors and recommending to the board the persons to be nominated by the board as nominees for director at each annual meeting of our stockholders. Specific responsibilities of our nominating committee include:

•	developing and recommending to the board of directors criteria for board of directors and committee membership;

•	identifying individuals qualified to become board of directors members;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;

•	developing and recommending to the board of directors a code of ethical conduct and a set of corporate governance policies and practices; and

•	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own beneficially more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ Global Select Market. The Securities and Exchange Commission has established specific due dates for these reports, and we must disclose in this 10-K/A any late filings during fiscal 2007. Based solely upon a review of Forms 3 and 4 furnished to Synutra, to our knowledge, during the period ended March 31, 2008, the following persons failed to file, on a timely basis, reports required under Section 16(a) of the Securities Exchange Act of 1934: (i) William W. Wu failed to file a Form 3 despite being an officer and director of Synutra, Mr. Wu has since filed such Form 3, on May 30, 2008; (ii) Jinrong Chen failed to file a Form 3 despite being a director of Synutra, Ms. Chen has since filed such Form 3, on May 30, 2008; (iii) Lei Lin failed to file a Form 3 despite being a director of Synutra, Mr. Lin has since filed such Form 3, on May 30, 2008; and (iv) Xisen Mu failed to file a Form 3 despite being an officer of Synutra, Mr. Mu has since filed such Form 3, on May 30, 2008.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board of Directors. A copy of this code is available on the Company's website at www.synutra.com. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our executive officers during the fiscal year ended March 31, 2008. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Liang Zhang and Lawrence Lee, who serve as our chief executive officer and our chief financial officer, respectively, and William W. Wu were our “named executive officers” for the fiscal year ended March 31, 2008, and the compensation for these officers is reported in the “Summary Compensation Table” below. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2008. Jibin Zhang, who served as our chief financial officer before Lawrence Lee, resigned from that position effective October 1, 2007. His compensation is also reported in the table titled “Summary Compensation Table—Fiscal Years Ended March 31, 2008 and March 31, 2007” below. Unless otherwise noted, the amounts reported in this Form 10-K/A have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2008 of RMB7.0190 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our executive officers. Accordingly, for the fiscal year ended March 31, 2008, the components of our executive compensation program consisted of cash salary only. On June 11, 2008, the Company adopted the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee currently has not granted any stock-based awards, the compensation committee will consider using equity incentive grants in the future.

The compensation committee also takes into account in making its decisions the executive compensation programs of other manufacturing and marketing companies operating in China. The compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

Role of Executive Officers in Compensation Decisions

Our compensation committee and chief executive officer annually review the performance of each executive officer (other than the chief executive officer, whose performance is reviewed only by the compensation committee). The compensation committee makes all decisions with respect to compensation for the chief executive officer and will approve grants of equity awards to all of our executive officers. Decisions regarding the non-equity compensation of our executive officers other than our chief executive officer are made by our chief executive officer.

Setting Executive Compensation

In making its compensation decisions, our compensation committee does not retain outside compensation consultants. Instead, the compensation committee reviews compensation data for executives of other listed companies located in China. The compensation committee utilizes this data to set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to similarly situated executives at comparable local companies considering, for each executive, their individual experience level and the responsibilities of their position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

Employment Agreements

We have entered into standard employment agreements with each of our executive officers, including the named executive officers. The terms and conditions of these employment agreements are determined via negotiations between the employee parties and us, and the framework and structure of the agreements are intended to comply with applicable PRC labor and employment laws.

Liang Zhang’s employment agreement has a two-year term that ends on December 20, 2008 and provides for an annual base salary of approximately $170,964. William W. Wu’s employment agreement has a two-year term that ends on June 30, 2009 and provides for an annual base salary of approximately $119,675. Lawrence Lee’s employment agreement has a term that ends on December 31, 2008 and provides for an annual base salary of approximately $113,976. Jibin Zhang’s employment agreement has a two-year term that ends on June 30, 2009 and provides for an annual base salary of approximately $59,543.

2008 Executive Compensation Components

For the fiscal year ended March 31, 2008, the principal component of compensation for our executive officers was their base salary. We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the compensation committee primarily considers:

•	the negotiated terms of each executive’s employment agreement;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of our performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the compensation committee’s assessment of the individual’s performance.

Our executive officers did not receive any annual bonus or equity-based compensation for the fiscal year ended March 31, 2008.

Summary Compensation Table — Fiscal Years Ended March 31, 2008 and March 31, 2007

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal years ended March 31, 2008 and March 31, 2007. The amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2008 conversion rate of RMB 7.0190 to $1.00.

Name and Principal Position	Year ended March, 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Liang Zhang Chairman of the Board and Chief Executive Officer	2008 2007	170,964 32,334	0 0	0 0	0 0	0 0	0 0	0 0	170,964 39,026
Lawrence Lee(2) Chief Financial Officer	2008 2007	56,988 0	0 0	0 0	0 0	0 0	0 0	10,407 5,203	67,395 5,203
William W. Wu President — Marketing and Sales	2008 2007	119,675 119,675	0 0	0 0	0 0	0 0	0 0	0 0	119,675 119,675
Jibin Zhang(3) Former Chief Financial Officer	2008 2007	64,112 60,305	0 0	0 0	0 0	0 0	0 0	4,267 6,244	68,379 66,549

(1)
Because of his significant equity interest in us, Liang Zhang elected not to receive any form of compensation, monetary or otherwise, prior to January 2007. This amount reflects the base salary paid to Liang Zhang for the last three months of the fiscal year ended March 31, 2007.

(2)
As noted above, Lawrence Lee was appointed our chief financial officer effective October 1, 2007. The amounts reported in column (i) reflect retainer fees for his service on our board of directors prior to his appointment as our chief financial officer.

(3)
As noted above, Jibin Zhang resigned as our chief financial officer effective October 1, 2007 but remained as a senior manager of our company. The amounts reported in column (i) consist of certain housing and social insurance payments made by us on his behalf.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K and, based on such review and discussions, has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report.

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)
Yiu-Chun Chan
Lei Lin

Plan-Based Awards — Fiscal Year Ended March 31, 2008

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2008. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2008, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2008.

Potential Payments Upon Termination of Employment or Change of Control

We have not entered into any arrangements with our executive officers to provide severance or change of control benefits. Upon a termination of employment by us, an employee is generally entitled under PRC labor law to one month’s severance pay for each full year he or she has been employed with us (with a minimum of one month’s severance pay and a maximum of 12 months’ severance pay). Under this provision, our named executive officers would have been entitled to the following severance amounts if his employment had been terminated by us on March 31, 2008: Liang Zhang — $142,470 (based on ten full years of service); Lawrence Lee — $9,498 (based on less than one full year of service); William W. Wu — $19,946 (based on two full years of service); and Jibin Zhang — $26,713 (based on five full years of service).

Stock Incentive Plan

We have adopted the 2008 Stock Incentive Plan to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Employees, officers, directors, and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the Plan.

Our board of directors, or a committee of directors appointed by the board, will have the authority to administer the Plan. The administrator of the plan will have broad authority to:

•	select participants and determine the types of awards that they are to receive;

•	determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award;

•	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

•	construe and interpret the terms of the Plan;

•	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards;

•	subject to the other provisions of the Plan, make certain adjustments to an outstanding award and authorize the conversion, succession or substitution of an award; and

•
allow the purchase price of an award or shares of our common stock to be paid in the form of cash, check or electronic funds transfer, by the delivery of already-owned shares of our common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third-party payment or cashless exercise on such terms as the administrator may authorize, or any other form permitted by law.

A total of 12,500,000 shares of our common stock have been authorized for issuance with respect to awards granted under the Plan. Any shares subject to awards that are not paid or exercised before they expire or are terminated, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the Plan. As of the date of this filing, no awards have been granted under the Plan, and the full number of shares authorized under the Plan will be available for award purposes.

Awards under the Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in our common stock or units of our common stock. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers for tax or estate planning purposes.

Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Incentive stock options must have an exercise price that is at least equal to the fair market value of our common stock, or 110% of fair market value of our common stock for incentive stock option grants to any 10% owner of our common stock, on the date of grant. These and other awards may also be issued solely or in part for services. Awards are generally paid in cash or shares of our common stock. Subject to applicable tax law, the plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

As is customary in incentive plans of this nature, the number and kind of shares that will be available under the Plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. In no case (except due to an adjustment referred to above or any repricing that may be approved by our stockholders) will any adjustment be made to a stock option or stock appreciation right award under the Plan (by amendment, cancellation and regrant, exchange or other means) that would constitute a repricing of the per-share exercise or base price of the award.

Upon the occurrence of any of the following:

•	any merger, combination, consolidation, or other reorganization;

•	any exchange of our common stock or other securities;

•	a sale of all or substantially all of our business, stock or assets;

•	our dissolution; or

•	any other event in which we do not survive (or do not survive as a public company in respect of our common stock);

outstanding awards under the Plan will generally become fully vested and will terminate upon the transaction, unless the awards are assumed by the successor entity or otherwise continue in the circumstances.

Our board of directors may amend or terminate the Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant. The Plan and any Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency. The Plan is not exclusive — our board of directors and compensation committee may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

The plan will terminate on June 10, 2018. However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the plan is ten years after the initial date of the award.

Director Compensation

The following table presents information regarding the compensation for the fiscal year ended March 31, 2008 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year. The compensation paid to Liang Zhang, Lawrence Lee and William W. Wu, each of whom is employed by us, is presented below in the table titled “Summary Compensation Table—Fiscal Years Ended March 31, 2008 and March 31, 2007” and the related explanatory tables.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jinrong Chen	25,000	0	0	0	0	0	25,000
Yiu-Chun Chan	25,000	0	0	0	0	0	25,000
Lei Lin(2)	15,000	0	0	0	0	0	15,000

(1)	None of our non-employee directors held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2008.
(2)	Lei Lin was elected to our board of directors on October 1, 2007.

Non-Employee Director Compensation

Currently, each of our non-employee directors is entitled to receive an annual cash retainer of $30,000 for his or her services as a director. In addition, our non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of the board and board committees. Our non-employee directors do not receive any equity-based awards or other compensation for their service as directors.

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Yiu-Chun Chan, Lei Lin and Lawrence Lee each served on the compensation committee during the fiscal year ended March 31, 2008. Effective October 1, 2007, Lawrence Lee resigned as a director and was appointed as our chief financial officer. Otherwise, none of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of September 30, 2008, regarding the beneficial ownership of our common stock by:

•	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 11, 2008. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 54,000,713 shares of common stock outstanding as of September 1, 2008.  Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned Prior to This Offering
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	66.67%
Lawrence Lee, Chief Financial Officer	—	—
Weiguo Zhang, President and Chief Operating Officer	2,000	*
William W. Wu, Director and President of Marketing and Sales	—	—
Jinrong Chen, Director	—	—
Yiu-Chun Chan, Director	—	—
Lei Lin, Director	—	—
Xisen Mu, President of Production	—	—
All Officers and Directors as a Group	36,002,000	66.67%

PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(2)	5,000,000	9.26%

*	Less than 1%
(1)
This amount includes 36,000,000 shares owned by Beams Power Investment Limited, or Beams, a British Virgin Islands company and up to 1,000,000 shares of common stock issuable to the Warburg Pincus Entities, as defined below, pursuant to the Senior Exchangeable Note, dated April 23, 2008, issued by Beams Power Investment Limited.. Liang Zhang has dispositive and voting power over investments by Beams. Liang Zhang’s wife, Xiuqing Meng, is the sole shareholder and director of Beams.

(2)
According to a Schedule 13D/A filed by Warburg Pincus Private Equity IX, L.P., or Warburg, with the SEC on September 1, 2008, Warburg Pincus IX LLC, or WP IX LLC, is the sole general partner of Warburg. Warburg Pincus Partners LLC, or WP Partners, is the sole managing member of WP IX LLC, and Warburg Pincus & Co., or WP, is the sole managing member of WP Partners. Charles R. Kaye and Joseph P. Landy are general partners of WP and managing members and co-presidents of Warburg Pincus LLC, or WP LLC, which manages Warburg. WP, WP Partners, WP IX LLC, Warburg and WP LLC are collectively referred to as the “Warburg Pincus Entities.” Messrs. Kaye and Landy may be deemed to indirectly beneficially own the shares held by Warburg because of their affiliation with the Warburg Pincus Entities. Messrs. Kaye and Landy disclaim beneficial ownership of the shares held by Warburg except to the extent of their pecuniary interest therein. The address of the Warburg Pincus Entities is 466 Lexington Avenue, New York, New York, 10017. This amount includes 4,000,000 shares of common stock held directly by the Warburg Pincus Entities and up to 1,000,000 shares of common stock issuable to the Warburg Pincus Entities pursuant to the Senior Exchangeable Note, dated April 23, 2008, issued by Beams Power Investment Limited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All transactions involving us and our officers, directors, principal stockholders and their affiliates will be and have been approved by a majority of our board of directors, including a majority of the independent directors.

Transactions with Affiliate Companies controlled by Liang Zhang

Our chairman, chief executive officer and principal stockholder, Liang Zhang, controls several other companies in China. Among these companies, we sell butter and skimmed milk powder to Beijing Kelqin Dairy Co., Ltd. and Honnete, formulation ingredients to Beijing Ao Naier Feed Stuff LLC, our name brand products to St. Angel (Beijing Business Service) and engage the services of Beijing Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. We also purchased whey protein powder from Honnete and Beijing Kelqin Dairy Co., Ltd., and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd.

Honnete imports whey protein from Eurosérum. We purchased substantially all of our whey protein powder from Honnete until December 2007, when we started to purchase substantially all of our whey protein powder directly from Eurosérum. For the fiscal year ended March 31, 2008 we purchased $17.9 million of whey protein powder from Honnete.

We acquired an 80% interest in Baoquanling from Harbin Kang Pu for $1.4 million in May 2007 to increase our production capacity for infant formula products.

The following table sets forth the value of our sales to our affiliated companies during the period indicated.

Year Ended March 31, 2008
($ in thousands)
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	—
Beijing Kelqin Dairy Co., Ltd.	143
Beijing Luding Xueyuan Trading Co., Ltd	1,497
Beijing Ao Naier Feed Stuff LLC	—
St. Angel (Beijing Business Service)	—
Beijing Honnete Dairy Co., Ltd.	—
Total	1,640

The following table sets forth the value of our purchases from our affiliated companies during the period indicated.

Year ended March 31, 2008
($ in thousands)
Heilongjiang Baoquanling Sheng Yuan Dairy Co., Ltd.	—
Beijing Kelqin Dairy Co., Ltd.	3,286
Beijing Sheng Long Media Co., Ltd.	—
Beijing Honnete Dairy Co., Ltd.	17,862
St. Angel (Beijing Business Service)	988
Total	22,136

All transactions involving the Company and its officers, directors, principal shareholders and their affiliates will be and have been approved by a majority of the Board of Directors, including a majority of independent directors

Registration Rights Agreement with Warburg

On June 15, 2007, we issued 4,000,000 shares of common stock to Warburg Pincus Private Equity IX, L.P., or Warburg, for $66.0 million and entered into a registration rights agreement with Warburg. Pursuant to this registration rights agreement, we granted Warburg certain customary registration rights, including demand, piggyback and Form S-3 registration rights. Subject to the provisions of the registration rights agreement and the restrictions of its lock-up agreement, Warburg will be entitled to require us to register the resale of its shares under the Securities Act.

On April 23, 2008, Beams Power Investment Limited, or Beams, a British Virgin Islands limited liability company and our majority stockholder, and Warburg entered into a note purchase agreement. Pursuant to this note purchase agreement, Beams issued Warburg a senior convertible note in an aggregate principal amount of $30 million, which is convertible into shares of our common stock held by Beams. In addition, Beams and Warburg entered into a share pledge agreement, dated April 23, 2008, pursuant to which Beams agreed to pledge an aggregate of 5,967,000 of shares of our common stock held by Beams as initial collateral for the loan covered by the note.

In connection with the issuance of the note and the share pledge agreement, we entered into a registration rights agreement, dated April 23, 2008, with Beams and Warburg, pursuant to which we granted Warburg certain customary registration rights, including demand, piggyback and Form S-3 registration rights, with respect to the shares of our common stock Warburg acquires or may acquire pursuant to the note purchase agreement, the note and the share pledge agreement.

Director Independence

The Board has determined all Board members, excluding Liang Zhang and William W. Wu, are independent under the applicable NASDAQ rules. The Board has also determined the members of each committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 27, 2007, we dismissed our independent registered public accounting firm, Rotenberg & Co. LLP (“Rotenberg”), engaged to audit our financial statements, because the growth and size of our operations required us to select an accountant with greater resources and a more global scale. The dismissal was effective immediately and was approved by the Audit Committee of our Board of Directors.

Rotenberg’s audit reports on the Company’s consolidated financial statements for the years ended March 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company’s financial statements for each of the fiscal years ended March 31, 2007 and 2006 and through the date of dismissal, there were no disagreements between the Company and Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Rotenberg's satisfaction, would have caused Rotenberg to make reference to the subject matter in their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

On July 27, 2007, we engaged Deloitte Touche Tohmatsu CPA Ltd. (“DTTC”) as our new independent auditors. The engagement was approved by the Audit Committee of our Board of Directors. No relationship existed in any manner between DTTC and us prior to the date we engaged DTTC.

AUDIT FEES

Rotenberg was paid aggregate fees of approximately $171,368 and $235,611 for the fiscal years ended March 31, 2008 and 2007, respectively, for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

DTTC was paid aggregate fees of approximately $1,234,190 for the fiscal year ended March 31, 2008, for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

Rotenberg was paid additional fees of approximately $11,825 for the fiscal years ended March 31, 2008, and 2007 for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

DTTC was paid aggregate fees of approximately $467,735 for the fiscal year ended March 31, 2008, for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

TAX FEES

Rotenberg did not render any professional service regarding tax compliance, taxation or tax compliance, and was not paid any fees with regard to such services for the fiscal years ended March 31, 2008 and 2007.

DTTC was not paid any fees for the fiscal year ended March 31, 2008, for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

Rotenberg was paid no other fees for professional services during the fiscal years ended March 31, 2008 and 2007.

DTTC was paid no other fees for any other services rendered to the Company for the fiscal year ended March 31, 2008.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

3. Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with

Item 601 of Regulation S−K:

No.	Description
10.12
Loan Agreement among Synutra International, Inc., ABN AMRO Bank N.V. and certain lenders party thereto, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to the Synutra International, Inc. Current Report on Form 8-K filed on October 17, 2007).

10.13
Collateral Agreement among Synutra International, Inc., ABN AMRO Bank N.V. and Synutra, Inc., dated October 11, 2007 (incorporated by reference to Exhibit 10.2 to the Synutra International, Inc. Current Report on Form 8-K filed on October 17, 2007).

10.14
US Dollar Facility Fee Letter Agreement between Synutra International, Inc. and ABN AMRO Bank N.V., dated October 11, 2007 (incorporated by reference to Exhibit 10.3 to the Synutra International, Inc. Current Report on Form 8-K filed on October 17, 2007).

10.15	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Synutra International, Inc. current Report on Form 8-K filed on June 17, 2008).
10.16A	Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan.
10.16B	Form of Nonqualified Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan.
31.1	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a−14(a) and 15d−14(a) as Adopted Pursuant to Section 302 of the Sarbanes−Oxley Act of 2002, dated October 24, 2008.
31.2	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a−14(a) and 15d−14(a) as Adopted Pursuant to Section 302 of the Sarbanes−Oxley Act of 2002, dated October 24, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.
(Registrant)

Dated: October 24, 2008	By:	/s/ Liang Zhang
Liang Zhang
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: October 24, 2008	By:	/s/ Liang Zhang
Liang Zhang Chief Executive Officer, and Chairman (Principal Executive Officer)

Dated: October 24, 2008	By:	/s/ Lawrence Lee
Lawrence Lee Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: October 24, 2008	By:	/s/ Jinrong Chen
Jinrong Chen Director

Dated: October 24, 2008	By:	/s/ Yiu-Chun Chan
Yiu-Chun Chan Director

Dated: October24, 2008	By:	/s/ Lei Lin
Lei Lin Director

Dated: October 24, 2008	By:	/s/ William W. Wu
William W. Wu Director