Form 10-Q
period 2008-09-30
Synutra International, Inc.
filed 2008-11-10
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐     No ☒

As of November 10, 2008, there were 54,000,713 shares of Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(unaudited)

	September 30, 2008	March 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$52,223	$97,425
Restricted cash	36,436	9,744
Accounts receivable, net of allowance of $206 and $185 respectively	19,672	11,325
Inventories	56,176	61,853
Due from related parties	1,730	-
Deferred tax assets	1,030	1,448
Income tax receivable	11,397	-
Prepaid expenses and other current assets	20,921	12,701
Assets held for sale	-	1,316

Total current assets	199,585	195,812

Property, plant and equipment, net	128,869	85,719
Land use rights, net	4,763	4,496
Deferred tax assets	2,538	2,077
Other assets	6,368	8,115

TOTAL ASSETS	$342,123	$296,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$78,197	$21,228
Long-term debt and capital lease obligations - current portion	-	1,923
Accounts payable	40,817	26,438
Due to related parties	5,535	2,970
Advances from customers	6,936	9,465
Income tax payable	-	4,168
Product recall provision	37,987	-
Other current liabilities	16,912	18,390

Total current liabilities	186,384	84,582
Long-term debt and capital lease obligations	5,417	34,184
Deferred revenue	4,693	4,559
Other long term liabilities	1,467	1,250

Total liabilities	197,961	124,575

Minority interest	387	385

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 issued and outstanding at September 30, 2008 and March 31, 2008, respectively	5	5
Additional paid-in capital	76,607	76,607
Retained earnings	42,839	76,875
Accumulated other comprehensive income	24,324	17,772

Total shareholders’ equity	143,775	171,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$342,123	$296,219

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands except earnings per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$94,791	$86,202	$222,171	$153,694
Cost of sales	121,514	39,576	181,999	70,006

Gross profit (loss)	(26,723)	46,626	40,172	83,688

Selling and distribution expense	10,658	8,316	22,081	15,890
Advertising and promotion expenses	18,637	22,006	50,733	40,454
General and administrative expenses	6,790	3,667	10,720	6,547

Total operating expenses	36,085	33,989	83,534	62,891

Income (loss) from operations	(62,808)	12,637	(43,362)	20,797

Interest expense	545	2,594	1,066	4,768
Interest income	186	848	384	1,200
Other income (expense), net	813	223	379	(42)

Income (loss) before provision (benefit) for income tax and minority interests	(62,354)	11,114	(43,665)	17,187
Provision (benefit) for income tax	(12,675)	1,334	(9,631)	2,063

Net income (loss) before minority interests	(49,679)	9,780	(34,034)	15,124

Minority interests	1	8	2	12

Net income (loss) attributable to shareholders	$(49,680)	$9,772	$(34,036)	$15,112

Other comprehensive income	1,255	1,500	6,552	2,598

Total comprehensive income (loss)	$(48,425)	$11,272	$(27,484)	$17,710

Earnings (loss) per share - basic	$(0.92)	$0.18	$(0.63)	$0.29

Earnings (loss) per share - diluted	$(0.92)	$0.18	$(0.63)	$0.29

Weighted average common share outstanding - basic	54,001	54,001	54,001	52,339
Weighted average common share outstanding - diluted	54,001	54,132	54,001	52,465

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2008	2007

Cash flow from operating activities:
Net income (loss)	$(34,036)	$15,112
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt discount	-	2,325
Amortization of debt issuance costs	160	-
Depreciation and amortization	3,350	2,014
Bad debt expense	307	(3)
Gain (loss) on disposal of property, plant and equipment	(7)	128
Deferred income tax	60	(129)
Minority interest	2	12
Changes in assets and liabilities:
Accounts receivable	(8,267)	(1,813)
Inventories	7,716	(14,012)
Due from related parties	(3,111)	(454)
Prepaid expenses and other current assets	(6,418)	(1,067)
Accounts payable	9,831	17,330
Due to related parties	5,552	(1,692)
Advances from customers	(2,889)	(494)
Income tax receivable	(16,302)	155
Product recall provision	37,987	-
Other liabilities	(5,713)	(3,441)

Net cash (used in) provided by operating activities	(11,778)	13,971

Cash flow from investing activities:
Acquisition of property, plant and equipment	(33,966)	(13,974)
Disposal of investment in a subsidiary	-	(1,046)
Change in restricted cash	(27,174)	7,204
Advance to related companies	-	(3,324)
Advance repaid by related companies	-	3,324
Acquisition of a subsidiary	(205)	190

Net cash used in investing activities	(61,345)	(7,626)

Cash flow from financing activities:
Proceeds from short-term debt	41,078	61,656
Repayment of borrowings	(16,771)	(57,898)
Payment on capital lease obligations	(518)	-
Proceeds from issuance of common stock, net of issuance costs of $145	-	65,857

Net cash provided by financing activities	23,789	69,615

Effect of exchange rate changes on cash and cash equivalents	4,132	1,399

Net change in cash and cash equivalents	(45,202)	77,359
Cash and cash equivalents, beginning of period	97,425	20,836

Cash and cash equivalents, end of period	$52,223	$98,195

Supplemental cash flow information:
Interest paid	$1,845	$2,375
Income tax paid	$5,794	$1,538

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$4,188	$2,321
Assets acquired under capital lease	$5,350	$-
Acquisition of subsidiary by accounts payable	$821	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Directly or through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (collectively with its subsidiaries, the “Company” or “Synutra”) owns all or majority of the equity interests of the companies in the People’s Republic of China (“China” or “PRC”) that are principally engaged in the production, marketing and distribution of dairy based nutritional products under the Company’s own brands in China. The Company is a leader in sales of infant formula products in China.

The Company produces, markets and sells nutritional products under “Sheng Yuan”, or “Synutra”, its master brand, and several sub-brands, including “Super”, “U-Smart”, and “U-Strong”. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products and ingredients.

The Company has opportunistically utilized excess capacity and resources to provide toll packaging, toll drying services and sales of ingredients and materials to industrial customers. These businesses, however, are not the Company’s core businesses and do not contribute significantly to the Company’s results of operations.

2.	BASIS OF PRESENTATION

The Company is responsible for the unaudited consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting.  As permitted under those rules, the Company omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K and its subsequent amendments, if any, for the fiscal year ended March 31, 2008.

These statements include the accounts of the Company and its subsidiaries, which include Beijing Sheng Yuan Huimin Technology Service Co., Ltd., a variable interest entity, and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

5.	PRODUCT RECALL

On September 16, 2008, the Company announced a compulsory recall on certain lots of U-Smart products and a voluntary recall on all other products that use milk supplied from the regions of Hebei and Inner Mongolia which include U-Smart, U-Strong, adult formula products and rice powder products.

The compulsory recall was due to the fact that certain lots of the Company’s U-Smart series of products had been contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The Company has completed the recall of all eight lots of its U-Smart products that were found to be contaminated with melamine following testing by the Chinese government.

The Company believes that the melamine contamination resulted from tainted milk supplies provided by third-party suppliers in the Hebei and Inner Mongolia regions. As a result the Company made the voluntary recall on all other products that use milk supplied from these regions which includes U-Smart, U-Strong, adult formula products and rice powder products, produced before September 16, 2008. In addition, out of an abundance of caution, the Company also recalled certain Stage 4 Super products, although no Super products have been found to be contaminated with melamine. The Company has substantially completed the voluntary recall of all of the products identified above. The Company is working with distributors nationwide to provide replacement products that are free of melamine and safe for consumption.

The estimated cost of the product recall is $77.4 million which has been recognized as a charge to cost of sales and selling and distribution expenses in the Company’s consolidated statement of income for the fiscal quarter ended September 30, 2008, of which $38.0 million was recorded as a product recall provision in the consolidated balance sheet as of September 30, 2008. This amount includes the replacement cost of the recalled products of $36.0 million, the write-down and write-off of affected inventory of $39.5 million, and logistical expenses associated with the recall of $1.9 million. These costs represent the Company’s estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with the Company’s recall efforts.

Should actual product recall costs differ from the estimated costs, the Company would have to reassess the impact of the product recall on the Company’s financial results and revise the estimated product recall accrual accordingly. The following is a summary of the expenses related to the product recall that were recorded during the fiscal quarter ended September 30, 2008:

Product recall expenses recorded in:
- Cost of sales	$75,563
- Selling and distribution expenses	1,860

Total	$77,423

6.	INVENTORIES

The Company’s inventories at September 30, 2008 and March 31, 2008 are summarized as follows:

	September 30, 2008	March 31, 2008
	(In thousands)
Raw materials	$34,422	$30,550
Work-in-progress	10,052	16,786
Finished goods	11,702	14,517

Total Inventories	$56,176	$61,853

7.	DUE FROM/TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A. Classification of related party balances by name

a. Due from related parties

	September 30, 2008	March 31, 2008
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,730	$—

Total Due from Related Parties	$1,730	$—

In June 2008, the Company sold two commercial buildings to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company's CEO, at the carrying value of $1.7 million. The balance due from Sheng Zhi Da Dairy Group Corporation represents the unpaid transaction amount.

b. Due to related parties

	September 30, 2008	March 31, 2008
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$2,085	$2,404
St. Angel (Beijing) Business Service Co., Ltd.	6	4
Beijing Honnete Dairy Co., Ltd.	3,444	562

Total Due to Related Parties	$5,535	$2,970

B. Sales to related parties

In the three and six months ended September 30, 2007, the Company’s sales to the related parties included milk fat and non-fat dry milk to Kelqin and the Company’s name brand products to Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. There were no such sales to the related parties in the three and six months ended September 30, 2008.

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a. Main product sales to related parties

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$-	$-	$-	$1,293
Beijing Luding Xueyuan Trading Co., Ltd.	-	655	-	1,057

Total	$-	$655	$-	$2,350

b. Ancillary product sales to related parties

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	-	189	-	199

Total	$-	$189	$-	$199

Total of main product and ancillary product sales to related companies	$-	$844	$-	$2,549

C. Purchases from related parties

In the three and six months ended September 30, 2008 and 2007, the Company’s purchases from related parties included whey protein powders from Kelqin and Honnete, and catalogues, brochures, and marketing materials from St. Angel and Sheng Long Media.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$-	$1,320	$-	$3,261
Beijing Honnete Dairy Co., Ltd.	6,119	1,406	8,000	2,655
St. Angel (Beijing) Business Service Co., Ltd.	-	-	1,639	-
Beijing Sheng Long Media Co., Ltd.	-	831	154	833

Total	$6,119	$3,557	$9,793	$6,749

8.	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2008	March 31, 2008
	(In thousands)
Property, plant and equipment, cost:
Buildings	$40,908	$27,004
Plant and machinery	43,202	38,430
Office equipment and furnishings	2,888	2,534
Motor vehicles	2,612	1,340
Others	466	348

Total cost	$90,076	$69,656

Less: Accumulated depreciation:
Buildings	3,520	2,831
Plant and machinery	9,164	6,933
Office equipment and furnishings	923	705
Motor vehicles	653	545
Others	236	197

Total accumulated depreciation	14,496	11,211

Construction in progress	53,289	27,274

Property, plant and equipment, net	$128,869	$85,719

Construction in progress primarily represents the construction of manufacturing facilities and administrative buildings.

The Company recorded depreciation expense of $1.7 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and recorded depreciation expense of $3.3 million and $1.9 million for the six months ended September 30, 2008 and 2007, respectively.

9.	DEBT AND CAPITAL LEASE OBLIGATION

On October 11, 2007, ABN and another lender provided a three year term loan, or the New ABN Loan, to the Company in the aggregate amount of $35 million. The principal amount, and any unpaid accrued interest on the New ABN Loan, will be due on October 11, 2010 and may be prepaid without penalty. The proceeds of the New ABN Loan were used to pay the outstanding principal and accrued interest of a six-month term loan provided to the Company by ABN on April 19, 2007, or the Original ABN Loan. The New ABN Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock of Synutra Illinois.

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the estimated costs of the product recall, including inventory write-down and write-off in this fiscal quarter, the Company was not able to meet the financial covenant requirements for leverage ratio and interest coverage ratio as of September 30, 2008. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the fiscal quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009. As of the date of the filing of this 10-Q, the waiver has not been granted. Accordingly, the Company has reclassified the outstanding balance of $34.3 million under the loan to current liabilities since the Company considers this debt potentially callable by the bank. The Company may also incur additional expenses in connection with the change of loan arrangements.

In addition to the New ABN Loan, as of September 30, 2008 and March 31, 2008, the Company had short-term loans from banks in the amount of $43.9 million (including new borrowings of $36.8 million with a weighted average interest rate of 6.21% during the three months ended September 30, 2008) and $21.2 million, respectively. The weighted average interest rate on short-term loans outstanding at September 30, 2008 and March 31, 2008 was 6.41% and 7.08%, respectively. The loans were secured by the pledge of cash deposit and certain fixed assets held by the Company and its subsidiaries. The value of cash and cash equivalents pledged was $33.6 million and nil as of September 30, 2008 and March 31, 2008, respectively. The value of fixed assets pledged was $18.2 million and $18.1 million as of September 30, 2008 and March 31, 2008, respectively.

The Company has a capital lease agreement in place related to office buildings. The capital lease obligations of $5.4 million are included in long-term debt.

10.	INCOME TAX

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on April 1, 2007. The Company recognizes a tax benefit associated with an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

The effective tax rate for the six months ended September 30, 2008 of 22.1% was up 10.1% from the 12.0% effective rate for the six months ended September 30, 2007. This increase was due primarily to the expiration of the tax holidays enjoyed by our major subsidiaries.

11.	EARNINGS PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands except for per share data)
Net income (loss) attributable to common shareholders	$(49,680)	$9,772	$(34,036)	$15,112

Basic weighted average common shares outstanding	54,001	54,001	54,001	52,339
Dilutive potential common shares from warrant	-	131	-	126

Diluted weighted average shares outstanding	54,001	54,132	54,001	52,465

Earnings (loss) per share—basic	$(0.92)	$0.18	$(0.63)	$0.29

Earnings (loss) per share—diluted	$(0.92)	$0.18	$(0.63)	$0.29

The warrants to purchase 400,000 shares of common stock granted to ABN in connection with the original ABN Loan were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2008 as they would be anti-dilutive. There were no anti-dilutive warrants excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2007.

12.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company has determined that it operates its business in one reportable segment based upon the manner in which internal financial information is produced and evaluated by its chief operating decision maker (“CODM”) (the Company’s Chief Executive Officer).

13.	SUBSEQUENT EVENTS

A.	Acquisition of assets from Beijing Huilian Food Co., Ltd. (“Huilian”)

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

The Company has assumed control on all material assets from October 8, 2008. The acquisition will be recorded in the fiscal quarter ending December 31, 2008.

B.	Borrowings under new bank loans

Due to the significant reduction in the Company’s sales in the short term caused by the melamine contamination incident, the Company’s operating cash flow was adversely affected. The Company is liaising with local banks to obtain additional financing for working capital needs. During October 2008, the Company secured bank loans of $22.0 million with a weighted average interest rate of 6.75%. The maturity dates of these new borrowings range from October 21, 2009 to October 29, 2009. The loans are secured by the pledge of certain fixed assets held by the Company’s subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sections of this Quarterly Report on Form 10-Q (the “Form 10-Q”) including, in particular, the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. The factors described in the Company’s Annual Report on Form 10-K under Part I. Item 1A. Risk Factors and below in Part II. Other Information – Item 1A. Risk Factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.synutra.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

OVERVIEW

We are a leading infant formula company in China. We principally produce, market and sell our products under “Sheng Yuan,” or “Synutra,” our master brand, and several sub-brands, including “Super,” “U-Smart” and “U-Strong.” We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of September 30, 2008, this network comprised over 430 distributors and over 1,200 sub-distributors who sell our products in over 70,000 retail outlets. Our extensive sales, and distribution network, combined with our strong customer service and infant nutrition education programs, has helped us build brand recognition and customer loyalty in our primary markets, which, prior to 2007, mainly comprised small to mid-size cities and rural areas in China. By leveraging our strong brand recognition in our primary markets, we have begun to expand into many of China’s major urban centers, which have historically been dominated by several large multinational firms.

We have opportunistically utilized excess capacity and resources to provide toll packaging services, toll drying services, and sales of ingredients and materials to industrial customers. These businesses, however, are not our core businesses and do not contribute significantly to our results of operations.

On September 16, 2008, we announced a compulsory recall on certain lots of our U-Smart products and a voluntary recall on all other products that used milk supplied from the regions of Hebei and Inner Mongolia which include U-Smart, U-Strong, adult formula products and rice powder products.

The compulsory recall was due to the fact that certain lots of our U-Smart series of products have been contaminated by melamine, a substance not approved for use in food and linked to recent illness among infants and children in China. We have completed the recall of all eight lots of our U-Smart products that were found to be contaminated with melamine following testing by the Chinese government.

We believe that the melamine contamination resulted from tainted milk supplies provided by third-party suppliers in the Hebei and Inner Mongolia regions. As a result we made the voluntary recall on all other products that use milk supplied from these regions which include U-Smart, U-Strong, adult formula products and rice powder products, produced before September 16, 2008. In addition, out of an abundance of caution, we also recalled certain Stage 4 Super products, although no Super products have been found to be contaminated with melamine. The Company has substantially completed the voluntary recall of all of the products identified above.

The estimated cost of the product recall is $77.4 million which has been recognized as a charge to cost of sales and selling and distribution expenses in our consolidated statement of income for the fiscal quarter ended September 30, 2008, of which $38.0 million was recorded as a product recall provision in our consolidated balance sheet as of September 30, 2008. This amount includes the replacement cost of the recalled products of $36.0 million, write-down and write-off of affected inventory of $39.5 million, and logistical expenses associated with the recall of $1.9 million. These costs represent our estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with our recall efforts. Should actual product recall costs differ from the estimated costs, we will have to reassess the negative impact of the product recall on our financial results and revise the estimated product recall accrual accordingly.

Our product recall does not involve any cash pay-out to our distributors or customers. Rather, both distributors and customers receive new products of the same value in exchange for recalled products. Since the product recall was ongoing during both our second and third fiscal quarters, the recall will negatively impact our financial results for the third fiscal quarter and result in a significant reduction of revenue for such quarter as products shipped during such quarter will be used to replace recalled products. We cannot, however, determine the extent and scope of such impact on our financial results for the quarter ending December 31, 2008 at this time.

We do not anticipate that the product recall will negatively impact our results for the fiscal quarter ending March 31, 2009 or subsequent fiscal quarters, although we currently cannot provide any assurance in this regard. Although management is not aware of any additional significant issues associated with the melamine contamination incident, there can be no assurance that additional issues will not be identified in the future and this may have an adverse effect on our results of operations. See Part II. Other Information - Item 1A. Risk Factors - We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, particularly as they relate to the health and safety of infants and children. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, or stemming from contamination of our products, or counterfeiting or other substandard imitations, could harm our reputation and damage our brand, result in costly and damaging recalls and government sanctions and possibly litigation and materially and adversely affect our results of operations.

Since the beginning of October 2008, all of our manufacturing facilities have been returned to service, after passing government inspections and obtaining permission from governing authorities. We continue to comply with random and unscheduled government testing and to conduct enhanced and systematic testing in-house.

In order to regain customer confidence and to ensure products of the highest quality, we are now using imported milk powder from Europe and New Zealand in our U-Smart series products. Through our network of distributors, we have restocked 90% of our contracted shelf space nationwide with new U-Smart series products and Super series products produced after October 1, 2008. All such products have been found free of melamine and compliant with various government tests.

In late October 2008, we launched an entirely new series of infant formula products, the “Mingshan” series, aimed at the expansive lower and mid-tier Chinese markets. We expect shipments of Mingshan series products to reach our sales network in December 2008.

Due to the melamine contamination incident that hit China’s infant formula industry in mid September, our net sales for the fiscal quarter ended September 30, 2008 increased only slightly by 10.0% to $94.8 million from $86.2 million for the same period in the previous year. Our gross loss for the fiscal quarter ended September 30, 2008 was $26.7 million, as compared to gross profit of $46.6 million for the same period in the previous year. Our net loss for the fiscal quarter ended September 30, 2008 was $49.7 million, as compared to net income of $9.8 million for the same period in the previous year.

Our net sales for the six months ended September 30, 2008 increased by 44.6% to $222.2 million from $153.7 million for the same period in the previous year. Our gross profit for the six months ended September 30, 2008 decreased by 52.0% to $40.2 million from $83.7 million for the same period in the previous year. Our net loss for the six months ended September 30, 2008 was $34.0 million, as compared to net income of $15.1 million for the same period in the previous year.

The net loss for the three and six month periods ended September 30, 2008 compared to the same periods last year is attributable primarily to the estimated cost of product recall and decreased sales in the second half of September as a result of the melamine contamination incident.

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

Additionally, in response to the melamine contamination incident, we have established an accounting policy for the product recall. We consider our policy of product recall provision to be a critical accounting policy due to the significant level of estimates, assumptions and judgment and its potential impact on our consolidated financial statements. We have included below a description of our accounting policy for product recall provision.

Product Recall

We establish a reserve for product recall on a product-specific basis when circumstances giving rise to the recall become known. Facts and circumstances related to the recall, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers’ inventory, or in the Company’s inventory), the expected product return rates by our distributor and end-customers, cost estimates for shipping and handling for returns and estimated replacement costs are considered when establishing a product recall reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 2008 and 2007

Net Sales

Net sales for the three months ended September 30, 2008 increased by 10.0% to $94.8 million from $86.2 million for the same period in the previous year. This slight increase in net sales was a combined result of increased sales in July and August 2008, partially offset by decreased sales in September 2008 due to the disruption of our operations caused by the melamine contamination incident.

Net sales of our nutritional products, including infant formula and other nutritional products for children and adults under our Super, U-Smart, and U-Strong brand names, accounted for 89.8% of our total sales for the fiscal quarter ended September 30, 2008. Net sales of our nutritional products for the fiscal quarter ended September 30, 2008 increased by 12.9% to $85.2 million from $75.4 million for the same period in the previous year, primarily as a result of the following factors:

■
Sales volume of nutritional products decreased by 8.1% to 8,798 tons for the fiscal quarter ended September 30, 2008 from 9,569 tons for the same period in the previous year because of decreased sales in the second half of September as a result of the melamine contamination incident.

■
The average selling price of our nutritional products for the fiscal quarter ended September 30, 2008 increased by 22.8% to $9,680 per ton from $7,883 per ton for the same period in the previous year. This increase in average selling price was primarily due to an increase in sales of Super infant formula products, which resulted in a greater proportion of higher-priced products in our product mix.

As we anticipate that products shipped during the third fiscal quarter will be used to replace the recalled products, and since the damage to our reputation caused by the melamine contamination incident will take time to recover, we expect the net sales of our nutritional products to be negatively impacted in the fiscal quarter ending December 31, 2008 although the extent and scope of such negative impact on net sales cannot be determined at this time.

Net sales from our other activities, such as sales of industrial materials and the provision of certain services, such as toll drying, blending and packaging services, for the fiscal quarter ended September 30, 2008, decreased by 10.7% to $9.6 million from $10.8 million for the same period in the previous year due to fluctuations in our capacity and customer orders.

Cost of Sales

Cost of sales for the fiscal quarter ended September 30, 2008, including product recall related expenses and purchases from third-party producers, increased by 207.0% to $121.5 million from $39.6 million for the same period in the previous year.

Cost of sales for our nutritional products for the fiscal quarter ended September 30, 2008 increased by 257.1% to $112.8 million from $31.6 million for the same period in the previous year. The significant increase in the cost of sales is due primarily to the increase of the product recall related cost, partially offset by the decrease in the sales volume of our nutritional products. The portion of the estimated product recall cost, which has been recognized as cost of sales for the fiscal quarter ended September 30, 2008, was $75.5 million, reflecting the cost of recalled products and the write-down and write-off of affected inventory. Sales volume of nutritional products sold for the fiscal quarter ended September 30, 2008 decreased by 771 tons as compared to the same period in the previous year.

Cost of sales for our other products and services for the fiscal quarter ended September 30, 2008 increased by 9.0% to $8.7 million from $8.0 million for the same period in the previous year due to rising raw material costs.

Gross Profit (Loss)

As a result of the foregoing, we recorded a gross loss of $26.7 million for the fiscal quarter ended September 30, 2008, as compared to a gross profit of $46.6 million for the same period in the previous year. Gross loss for our nutritional products for the fiscal quarter ended September 30, 2008 was $27.7 million, as compared to gross profit of $43.8 million for the same period in the previous year primarily due to the estimated costs associated with the product recall including write-down and write-off of affected inventories.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended September 30, 2008 increased by 28.2% to $10.7 million from $8.3 million for the same period in the previous year. This increase was primarily a result of increased compensation expenses for our sales force, and an increase in shipping and handling expenses as well as travel and entertainment expenses. Total compensation for our sales force for the fiscal quarter ended September 30, 2008 increased by 47.3% to $4.7 million from $3.2 million for the same period in the previous year. This increase was primarily due to the continuation of our targeted sales incentive programs. In addition, the increase in the number of sales staff to 2,809 as of September 30, 2008 from 2,111 as of September 30, 2007 also contributed to the increase in compensation expense relating to our sales force. The portion of the estimated product recall cost, which was recognized as selling and distribution expenses for the fiscal quarter ended September 30, 2008 was $1.9 million, reflecting shipping and handling expenses for the recalled products. As a result of the product recall and business expansion, shipping and handling expenses for the fiscal quarter ended September 30, 2008 increased by 101.1% to $2.9 million from $1.5 million for the same period in the previous year. Travel and entertainment expenses for the fiscal quarter ended September 30, 2008 increased by 48.4% to $1.6 million from $1.1 million for the same period in the previous year.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended September 30, 2008 decreased by 15.3% to $18.6 million from $22.0 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended September 30, 2008, which accounted for 68.2% of total advertising and promotion expenses, increased by 22.3% to $12.7 million from $10.4 million for the same period in the previous year, due primarily to our continuously increased nationwide TV advertising. Promotion expenses for the fiscal quarter ended September 30, 2008, which accounted for 31.8% of total advertising and promotion expenses, decreased by 49.0% to $5.9 million from $11.6 million for the same period in the previous year, due primarily to the disruption of sales promotion activities at retail stores in the aftermath of the melamine contamination incident.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended September 30, 2008 increased by 85.2% to $6.8 million from $3.7 million for the same period in the previous year. The increase in general and administrative expenses was due primarily to increased legal and professional expenses associated with our cancelled public offering, increased office expenses and increased depreciation and amortization expenses.

Interest Income

Interest income for the fiscal quarter ended September 30, 2008 decreased to $186,000 from $0.8 million for the same period in the previous year due to decreased bank deposits.

Interest Expense

Interest expense for the fiscal quarter ended September 30, 2008 decreased to $545,000 from $2.6 million for the same period in the previous year, due primarily to the amortization of debt discount associated with the issuance of warrants to ABN which amounted to $1.3 million in the fiscal quarter ended September 30, 2007, and lower average loan balances outstanding during the fiscal quarter ended September 30, 2008.

Provision (Benefit) for Income Tax

As a result of the net loss arising primarily from the estimated cost of the product recall including the write-down and write-off of affected inventory, we recorded an income tax credit of $12.7 million for the fiscal quarter ended September 30, 2008, as compared to an income tax provision of $1.3 million for the fiscal quarter ended September 30, 2007.

Net Income (Loss) Attributable to Stockholders

As a result of the foregoing, net loss attributable to stockholders for the fiscal quarter ended September 30, 2008 was $49.7 million, as compared to net income of $9.8 million for the same period in the previous year.

Six months ended September 30, 2008 and 2007

Net Sales

Net sales for the six months ended September 30, 2008 increased by 44.6% to $222.2 million from $153.7 million for the same period in the previous year. This increase in net sales was a combined result of increased sales from April to August 2008, partially offset by decreased sales in September 2008 due to the disruption of our operations caused by the melamine contamination incident.

Net sales of our nutritional products, including infant formula and other nutritional products for children and adults under our Super, U-Smart, U-Strong brand names, accounted for 91.5% of our total sales for the six months ended September 30, 2008. Net sales of our nutritional products for the six months ended September 30, 2008 increased by 52.6% to $203.2 million from $133.2 million for the same period in the previous year, primarily as a result of the following factors:

■
Sales volume of nutritional products increased by 23.6% to 21,864 tons for the six months ended September 30, 2008 from 17,696 tons for the same period in the previous year. The increase was primarily due to the significant business growth experienced in the months from April to August and partially offset by the decreased sales in the second half of September due to the melamine contamination incident.

■
The average selling price of our nutritional products for the six months ended September 30, 2008 increased by 23.5% to $9,295 per ton from $7,528 per ton for the same period in the previous year. This increase in average selling price was primarily due to an increase in sales of Super infant formula products, which resulted in a greater proportion of higher-priced products in our product mix.

Net sales from our other activities, such as sales of industrial materials and the provision of certain services, such as toll drying, blending and packaging services, for the six months ended September 30, 2008 decreased by 7.5% to $18.9 million from $20.5 million for the same period in the previous year due to fluctuations in our capacity and customer orders.

Cost of Sales

Cost of sales for the six months ended September 30, 2008, including product recall related expenses and purchases from third-party producers, increased by 160.0% to $182.0 million from $70.0 million for the same period in the previous year.

Cost of sales for our nutritional products for the six months ended September 30, 2008 increased by 209.7% to $165.1 million from $53.3 million for the same period in the previous year. The significant increase in the cost of sales is due primarily to the increase of the product recall related cost and the increase in the sales volume of our nutritional products. The portion of the estimated product recall cost, which has been recognized as cost of sales for the fiscal quarter ended September 30, 2008, was $75.5 million, reflecting the cost of recalled products and the write-down and write-off of affected inventory. The sales volume of nutritional products sold for the six months ended September 30, 2008 increased by 4,168 tons as compared to the same period in the previous year.

Cost of sales for our other products and services for the six months ended September 30, 2008 increased by 1.0% to $16.9 million from $16.7 million for the same period in the previous year due to an increase in raw material costs.

Gross Profit (Loss)

As a result of the foregoing, gross profit for the six months ended September 30, 2008 decreased by 52.0% to $40.2 million from $83.7 million for the same period in the previous year. Gross profit for our nutritional products for the six months ended September 30, 2008 decreased by 52.3% to $38.2 million from $79.9 million for the same period in the previous year due primarily to the estimated costs in relation to product recall including the write-down and write-off of affected inventory.

Our overall gross margin decreased to 18.1% for the six months ended September 30, 2008 from 54.5% for the same period in the previous year. Our gross margin for nutritional products and other products was 18.8% and 10.7%, respectively, for the six months ended September 30, 2008, as compared to 60.0% and 18.4%, respectively, for the same period in the previous year.

The decrease in our gross margin for nutritional products was primarily due to the estimated cost of the product recall, partially offset by an increase in the proportion of sales of our higher margin infant formula products.

Selling and Distribution Expenses

Selling and distribution expenses for the six months ended September 30, 2008 increased by 39.0% to $22.1 million from $15.9 million for the same period in the previous year. This increase was primarily a result of increased compensation expenses for our sales force, and an increase in shipping and handling expenses as well as travel and entertainment expenses. Total compensation for our sales force for the six months ended September 30, 2008 increased by 75.7% to $9.8 million from $5.6 million for the same period in the previous year. This increase was primarily due to the continuation of our targeted sales incentive programs. In addition, the increase in the number of sales staff to 2,809 as of September 30, 2008 from 2,111 as of September 30, 2007 also contributed to the increase in compensation expense relating to our sales force. The portion of the estimated product recall cost, which was recognized as selling and distribution expenses for the six months ended September 30, 2008 was $1.9 million, reflecting shipping and handling expenses for the recalled products. As a result of the product recall and business expansion, shipping and handling expenses for the six months ended September 30, 2008 increased by 97.6% to $5.2 million from $2.6 million for the same period in the previous year. Travel and entertainment expenses for the six months ended September 30, 2008 increased by 51.8% to $3.0 million from $2.0 million for the same period in the previous year.

Advertising and Promotion Expenses

Advertising and promotion expenses for the six months ended September 30, 2008 increased by 25.4% to $50.7 million from $40.5 million for the same period in the previous year. Advertising expenses for the six months ended September 30, 2008, which accounted for 62.1% of total advertising and promotion expenses, increased by 98.0% to $31.5 million from $15.9 million for the same period in the previous year, due primarily to our continuously increased nationwide TV advertising. Promotion expenses for the six months ended September 30, 2008, which accounted for 37.9% of total advertising and promotion expenses, decreased by 21.6% to $19.2 million from $24.6 million for the same period in the previous year, due primarily to the disruption of sales promotion activities at the retail stores in the aftermath of the melamine contamination incident.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2008 increased by 63.7% to $10.7 million from $6.5 million for the same period in the previous year. The increase in general and administrative expenses was primarily due to increased salary, social insurance and office expenses as our business continued to expand, increased legal and professional expenses associated with our cancelled public offering, and increased depreciation and amortization expenses.

Interest Income

Interest income for the six months ended September 30, 2008 decreased to $384,000 from $1.2 million for the same period in the previous year due to decreased bank deposits.

Interest Expense

Interest expense for the six months ended September 30, 2008 decreased to $1.1 million from $4.8 million for the same period in the previous year, due primarily to the amortization of debt discount associated with the issuance of warrants to ABN which amounted to $2.3 million in the six months ended September 30, 2007.

Provision (Benefit) for Income Tax

As a result of the net loss arising primarily from the estimated cost of the product recall including inventory write-down and write-off, we recorded an income tax credit of $9.6 million for the six months ended September 30, 2008, as compared to an income tax provision of $2.1 million for the six months ended September 30, 2007. Our effective tax rate increased to 22.1% for the six months ended September 30, 2008 from 12.0% for the same period in the previous year. This increase in our effective income tax rate was primarily due to the expirations of tax holidays enjoyed by certain subsidiaries.

Net Income (Loss) Attributable to Stockholders

As a result of the foregoing, net loss attributable to stockholders for the six months ended September 30, 2008 was $34.0 million, as compared to net income of $15.1 million for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The recent melamine contamination incident has significantly impacted our liquidity. In addition, as we anticipate that products shipped during the third fiscal quarter will be used to replace the recalled products, and since the damage to our reputation caused by the melamine contamination incident will take time to recover, we expect the net sales of our nutritional products to be negatively impacted in the fiscal quarter ending December 31, 2008 although the extent and scope of such negative impact on net sales cannot be determined at this time.

Accordingly, we are discussing with local banks to obtain short term financing to support our operational needs. During the three months ended September 30, 2008, we secured new borrowings of $36.8 million with a weighted average interest rate of 6.21%. In addition, during October 2008, the Company secured bank loans of $22.0 million with a weighted average interest rate at 6.75%, with maturity dates ranging from October 21, 2009 to October 29, 2009. The loans are secured by the pledge of certain fixed assets held by the Company’s subsidiaries

We expect that from December 2008 we will begin to have cash inflow from normal sales of our products. If we fail to obtain future bank loans or raise additional capital through equity placement in the fiscal quarter ending December 31, 2008, we may encounter difficulties in working capital, see Part II. Other Information - Item 1A. Risk Factors - Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

Our cash and cash equivalent balance decreased by $45.2 million to $52.2 million at September 30, 2008, as compared to $97.4 million at March 31, 2008.

Cash Flows from Operating Activities

Net cash used in operating activities was $11.8 million for the six months ended September 30, 2008, as compared to net cash provided by operating activities of $14.0 million for the same period in the previous year. Net cash used in operating activities for the six months ended September 30, 2008 was mainly due to net loss of $34.0 million, non-cash items not affecting cash flows of $3.9 million and a $18.3 million increase in working capital. The changes in working capital for the six months ended September 30, 2008, were primarily related to a $7.7 million decrease in inventories, a $9.8 million increase in accounts payable due to delayed payment as a result of our tightened liquidity position, a $8.3 million increase in accounts receivable due to our provision of an extended credit term to certain distributors, a $16.3 million increase in income tax receivable, and a $38.0 million increase in product recall provision.

Cash Flows from Investing Activities

Net cash used in investing activities was $61.3 million for the six months ended September 30, 2008, as compared to $7.6 million for the same period in the previous year. This was primarily due to our plant expansion to increase our production capacities and the addition of new projects. Cash invested in purchases of property and equipment was $34.0 million and $14.0 million for the six months ended September 30, 2008, and 2007, respectively.

Restricted cash increased by $27.2 million for the six months ended September 30, 2008, as compared to a decrease of $7.2 million for the same period in the previous year. In the six months ended September 30, 2008, $33.6 million restricted cash was used to secure a short term debt of similar amount. The loan was repaid in early October 2008 and the restricted cash amount was subsequently released. Other restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of machinery.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23.8 million for the six months ended September 30, 2008, as compared to net cash provided by financing activities of $69.6 million for the same period in the previous year. Cash used in financing activities during the six months ended September 30, 2008 resulted from the repayment of bank borrowing of $16.8 million and proceeds from short term borrowing of $41.1 million.

Outstanding Indebtedness

On October 11, 2007, ABN and another lender provided a three year term loan, or the New ABN Loan, to us in the aggregate amount of $35 million. The principal amount, and any unpaid accrued interest on the New ABN Loan, will be due on October 11, 2010 and may be prepaid without penalty. The proceeds of the New ABN Loan were used to pay the outstanding principal and accrued interest of a six-month term loan provided to us by ABN on April 19, 2007, or the Original ABN Loan. The New ABN Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock, of Synutra Illinois.

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. We have performed an analysis of the relevant ratios and found that due to the net loss which resulted from the estimated costs of the product recall, including the write-down and write-off of affected inventory in this fiscal quarter, the Company was not able to meet the financial covenant requirements for leverage ratio and interest coverage ratio as of September 30, 2008. Further, we anticipate we may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. We have requested the lenders to waive these financial covenants for the fiscal quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009. As of the date of the filing of this 10-Q, the request for waiver has not been granted. Accordingly, we reclassified the outstanding balance of $34.3 million under the loan to current liabilities since we consider this debt potentially callable by the bank. We may also incur additional expenses in connection with the change of loan arrangements, see Part II. Other Information - Item 1A. Risk Factors - As a result of losses associated with the recent melamine contamination incident in China, we may not be able to meet certain financial covenants under our credit facility and may incur additional expenses in connection with the change of loan arrangements.

In addition to the New ABN Loan, as of September 30, 2008 and March 31, 2008, the Company had short-term loans from banks in the amount of $43.9 million and $21.2 million, respectively (including new borrowings of $36.8 million with a weighted average interest rate of 6.21% during the three months ended September 30, 2008). The weighted average interest rate on short-term loans outstanding at September 30, 2008 and March 31, 2008 was 6.41% and 7.08%, respectively. The loans were secured by the pledge of cash deposit and certain fixed assets held by the Company and its subsidiaries. The value of cash pledged was $33.6 million and nil as of September 30, 2008 and March 31, 2008, respectively. The value of fixed assets pledged was $18.2 million and $18.1 million as of September 30, 2008 and March 31, 2008, respectively.

We have a capital lease agreement in place related to office buildings. The capital lease obligations of $5.4 million are included in long-term debt.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations.” as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

 Capital Expenditures

Our capital expenditures for the six months ended September 30, 2008 was $34.0 million, primarily in connection with expansion of our production plants. In order to meet our immediate working capital needs in the aftermath of the melamine contamination incident, we have temporarily postponed all major capital expenditure projects that are not urgently needed for our operation. We will consider resuming these projects when our operations are back to normal.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements other than: (1) a guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans of $1.1 million to 104 dairy farmers in the Zhangbei area of Hebei Province in China, which was discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008; and (2) a lease of certain land and building from Beijing Dongfang Xueyuan Property Management Co., Ltd. which we use as our office building. The lease period is from July 26, 2008 to July 25, 2028. The annual rental fee is $2.2 million. We have the option to renew the contract with the same term in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosures about market risk during the three and six months ended September 30, 2008. For additional information, please refer to Item 7A "Quantitative and Qualitative Disclosures about Market Risk" as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, continues not to be effective as of September 30, 2008.

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

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weakness and deficiencies in its internal control over financial reporting with the Audit Committee of the Board of Directors. Specific remedial actions have been taken to reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) during the most recent fiscal quarter, which include (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, and (2) training accounting personnel at our subsidiaries to ensure the right complement of knowledge and skills. The Company has also strived to continuously improve its period-end closing procedures by (1) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (2) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (3) developing better monitoring controls at Corporate Accounting and at our subsidiaries. During the most recent fiscal quarter, the Company was also in the process of recruiting a qualified internal audit director and additional technical accounting personnel to address the Company’s complex accounting and financial reporting requirements. Due to the melamine contamination incident, these appointments have been delayed. The Company will resume the search for such personnel in the third fiscal quarter.

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

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject to. At September 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2008, except as set forth below:

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, particularly as they relate to the health and safety of infants and children. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, or stemming from contamination of our products, or counterfeiting or other substandard imitations, could harm our reputation and damage our brand, result in costly and damaging recalls and government sanctions and possibly litigation and materially and adversely affect our results of operations.

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

On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine, or China AQSIQ, announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the recent illness and deaths of infants and children in China. To date, there have been four reported deaths and tens of thousands of children have suffered kidney-related illness due to the contaminated infant formula of one of our competitors. This contamination incident has resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, has declined significantly. We have recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The estimated cost of the recall is $77.4 million, which has been recognized as a charge to cost of sales and selling and distribution expenses in our consolidated statement of income for the fiscal quarter ended September 30, 2008, of which $38.0 million was recorded as a product recall provision in our consolidated balance sheet as of September 30, 2008. These costs are still subject to finalization, and we cannot assure you that this will be the total cost for the recall or that the total cost will not significantly exceed our estimates.

Although we have not confirmed any cases of kidney-related or other illnesses caused by our products, we cannot assure you that such cases will not surface in the future. The Chinese government has provided free medical screening, treatment, and care for consumers affected by melamine contamination in infant formula products. We cannot assure you that the Chinese government will not seek reimbursement from dairy and formula product manufacturers, including us.

We believe the contamination incident has already negatively impacted our brand and reputation in China. It has also affected investor confidence in us as reflected by the sudden significant decrease in our stock price on Nasdaq to a 52-week low of $10.00 per share during the days shortly following the initial news reports about the incident. We cannot predict the long term effect this recall and the negative publicity associated with the contamination incident will have on our reputation among our customers, consumers and investors. Our results of operations and financial position would be severely impacted if we have failed to accurately estimate the costs of this product recall or if our customers and consumers cease to purchase our products as a result of the contamination incident.

In the past, there have also been occurrences of counterfeiting and imitation of products in China that have been widely publicized. We cannot guarantee that contamination or counterfeiting or imitation of our or similar products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of contamination or counterfeiting or imitation could negatively impact our corporate and brand image or consumers’ perception of our products or similar nutritional products generally, particularly if the counterfeit or imitation products cause injury or death to consumers. For example, in April 2004, sales of counterfeit and substandard infant formula in Anhui, China caused the deaths of 13 infants as well as harming many others. Although this incident did not involve the counterfeiting of our products, it caused significant negative publicity for the entire infant formula industry in China. The mere publication of information asserting that infant formula ingredients or products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.

In addition, we believe that the recent melamine incident and any other adverse news related to formula products in China will also result in increased regulatory scrutiny of our industry, which may result in increased costs and reduce our margins and profitability. The government has enhanced its regulations on the industry aimed to ensure the safety and quality of dairy products, including but not limited to compulsory batch by batch inspection. This is likely to increase our operating costs and capital expenditure. Moreover, our management may fail to respond effectively to such adverse events and any such failure could have a material adverse effect on our results of operations and financial condition.

If we fail to obtain raw materials in the quantity and the quality we need, and at commercially acceptable prices, our results of operations, financial condition and business prospects would be materially and adversely affected.

Our business requires certain key raw materials, such as raw milk and whey protein powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. We do not have guaranteed supply contracts with any of our raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey protein powder and imported milk powder. After the melamine contamination incident, we have started to import milk powder from Europe and New Zealand for our U-Smart and Super products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

In addition, some of the raw materials used in our business are imported, such as whey protein powder and milk powder. Our imported raw materials are subject to various PRC governmental permit requirements, approval procedures and import duties, and may also, from time to time, be subject to export controls and other legal restrictions imposed by foreign countries. Should the PRC government refuse to issue the necessary permits or approvals to us or our suppliers, or take any administrative actions to limit imports of certain raw materials, or if we or our suppliers fail to pay any required import duties, or if governmental agencies or laws of foreign countries prevent the timely export of certain raw materials we require to China, our ability to produce and sell our products in China could be materially and adversely affected. In addition, import duties increase the cost of our products and may make them less competitive.

Finally, certain suppliers of raw materials within our supply chain may intentionally or inadvertently contaminate our raw material supplies or provide us with substandard raw material supplies that adversely impact the quality of our products exposing our customers to health risks and damaging our reputation, brand and financial condition. For a more detailed description of this risk, and in particular the impact of the recent melamine contamination incident in China, see “Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, particularly as they relate to the health and safety of infants and children. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, or stemming from contamination of our products, or counterfeiting or other substandard imitations, could harm our reputation and damage our brand, result in costly and damaging recalls and government sanctions and possibly litigation and materially and adversely affect our results of operations.”

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

Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation. In addition, we purchase a portion of our milk powder from third-party producers. We may be unable to exercise the same degree of quality control over these third-party production facilities as we can over our own facilities. Any quality problems associated with the milk powder produced by these third-party producers would also affect our products’ quality and lead to negative publicity against us, adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share. For example, the recent melamine contamination incident in China has resulted in certain of our products being contaminated, impacting our brand and reputation.

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

For example, the recent melamine contamination incident in China has resulted in certain of our products being contaminated. While we have not, to date, become subject to any product liability claims in connection with the melamine contamination incident, we cannot assure you that such claims will not occur in the future. See “Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, particularly as they relate to the health and safety of infants and children. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, or stemming from contamination of our products, or counterfeiting or other substandard imitations, could harm our reputation and damage our brand, result in costly and damaging recalls and government sanctions and possibly litigation and materially and adversely affect our results of operations.”

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

In addition, we believe the recent melamine contamination incident has deteriorated customer confidence in the safety and quality of infant formula products and the number of mothers (and future mothers) who choose to breastfeed their babies may significantly increase. The overall market demand for infant formula products may slow or decline and any reduced demand for our products will negatively impact our revenues and growth prospects.

We operate in a competitive environment, which may lead to declining revenue growth or other circumstances that would negatively affect our results of operations.

The market for pediatric nutritional products is competitive, and we believe that competition in this market will continue to intensify. We believe that the principal competitive factors in our markets are brand recognition, perceived quality, advertising, formulation, packaging, and price. We face significant competition from a number of competitors, including multinational companies, such as Abbot Laboratories’ Ross Products Division, Mead Johnson, Nestle, Numico and Wyeth, and domestic companies, such as Yashili and Yili. See “Item 1. Business—Competition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC. Many of our competitors have longer operating histories, greater name recognition, significantly larger market shares, access to larger customer bases and significantly greater economies of scale in financial, sales and marketing, production, distribution, technical and other resources than we do. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, greater amounts of incentives and subsidies for distributors, retailers and customers and more advanced processes and technologies. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors that are better able to compete as end-to-end suppliers as well as competitors who are more specialized in particular areas and geographic markets. This could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, as a result of the recent melamine contamination incident, customers have lost confidence in infant formula produced by domestic companies for the time being, which gives multinational infant formula companies an advantage over us.

In order to compete successfully in our markets, we will need to restore customer confidence in our brand and products, develop new products and enhance our product offerings while maintaining price competitiveness. Even if we successfully restore customer confidence, if and to the extent we fail to develop new products that differentiate us from our competitors, we may need to compete largely on price, which may cause our operating margins to decline. Our inability to compete successfully against competitors and pricing pressures could result in lost customers, loss of market share and reduced operating margins, which would adversely impact our results of operations.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations and may limit our access to additional financing.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruptions in recent months, including, among other things, extreme volatility in security prices, the failure and near failure of a number of large financial services companies, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.

The infant formula industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns.  Though the recent disruptions in the overall economy and financial markets is less severe in China than in the U.S., it could reduce consumer confidence in the economy and negatively affect consumers’ spending, which could be harmful to our financial position and results of operations.

In addition, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

As a result of losses associated with the recent melamine contamination incident in China, we may not be able to meet certain financial covenants under our credit facility and may incur additional expenses in connection with the change of loan arrangements.

As a result of the recent melamine contamination incident, we have incurred substantial losses for the quarter ended September 30, 2008 from product recall and inventory write-off. Though we expect this to be a short-term financial challenge for us, we may experience difficulty in meeting financial covenants set forth in our credit facility for the quarter ended September 30, 2008, and possibly for the next several quarters. We are requesting the lenders to grant us a waiver of financial covenants and amend loan agreements with us. There can be no assurance that we will be able to obtain such waiver on terms and conditions acceptable to us. We expect that in consideration for the waiver, we will be subject to increased interest rates and additional fees as a result of downgrading of our credit rating by the lenders due to the melamine contamination incident as well as the current market disruption. If we are unable to obtain the waiver, we will be in default and may be required to prepay the outstanding loans as a result of the default. We may not be able to refinance our debt on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all, under the current market condition.

Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

We have, in the past, obtained loans and sold our common stock to raise additional capital. Our business requires significant capital and although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. For example, the recent melamine contamination incident has significantly impacted our liquidity due to our product recall and may require us to obtain additional funding for working capital purposes after the incident. Accordingly, we may need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Due to the current stock market conditions, we have terminated our proposed public offering of common stock. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, or if we fail to comply with our debt covenants, we will be in default. In addition, changes in our debt rating due to the recent melamine contamination incident could have a material adverse effect on our interest costs and financing sources. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We also purchase milk powder from third-party producers and any disruption in this source of milk powder could materially and adversely affect our business and results of operations.

We also purchase milk powder from third-party producers. Approximately 15% of our milk powder was produced by third-party producers for the fiscal year ended March 31, 2008. All of this third-party production is currently performed by only three third-party producers in three different locations. While these arrangements help us manage operating costs and address production capacity constraints, they also reduce our direct control over a portion of our production. As our third-party producers are not legally obligated to supply us with milk powder, we cannot assure you that they will always meet our demand. They may encounter capacity constraints or may be unable or unwilling to provide us milk powder in required quantities or at acceptable costs. Our inability to find or develop alternate third-party producers, if required, could result in delays or reductions in production and product shipments. Moreover, these third-party suppliers may delay milk powder shipments or supply us with inferior quality milk powder that may adversely impact the timely delivery or the quality of our products. For a more detailed description of risks associated with product quality, see “Risk Factors — We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.”

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty or contaminated, then we may become subject to product liability claims or we may have to engage in a product recall. For details about our recent recall of contaminated products in connection with the melamine contamination incident, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. For examples, all of the costs we have incurred to date and may incur in the future that are related to our recent product recall in connection with the melamine contamination incident, may not be covered by our existing insurance policies.

RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

PRC food hygiene and safety laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

Operators within the PRC dairy industry and infant formula sector are subject to compliance with PRC food hygiene and safety laws and regulations. Such laws and regulations require all enterprises engaged in the production of dairy and infant formula products to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, and labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management. Although we are in compliance with current PRC food hygiene and safety laws and regulations, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers. For example, in response to the recent melamine contamination incident, the PRC State Council abolished the regulations on inspection exemptions for food on September 18, 2008 so that our products were to be subject to batch by batch inspection going forward. In addition, the PRC State Council promulgated with immediate effect the Regulation on Supervision and Administration of Quality and Safety of Dairy Products on October 9, 2008 which, among other things, imposes more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. All these new measures are likely to increase our costs which we may be unable to pass on to our customers.

Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.

The dairy and infant nutrition product industries in China are regulated and regulatory changes may affect both our customers and us. Any changes in regulations that impose additional requirements for construction of new production lines and facilities or expansion of existing facilities will require us to secure additional government approvals for our current production expansion projects. Similarly, additional safety and quality control regulations could impact our costs of production. For example, on March 18, 2008, the PRC National Development and Reform Commission, or NDRC, promulgated the Access Conditions for Dairy Products Processing Industry, or the Access Conditions, which became effective on April 1, 2008. The Access Conditions impose new conditions that an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business. For a more detailed description of these requirements, see “Item 1. Business—Regulation” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC. Although we believe our existing entities and facilities meet the Access Condition requirements, it is possible that our future expansion plans or the establishment of new entities may fail to meet one or more of the requirements under the Access Conditions in the future. In addition, in response to the recent melamine contamination incident, the relevant PRC government authorities may impose more stringent conditions on entering or remaining in the dairy products industry. Failure to comply with these or any other changes in regulations affecting our business could have a material adverse effect on our business and our results of operations. In addition, the indirect impact of any such changes could adversely affect our business even if the specific regulations do not directly apply to our products or us.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, and its value may be depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and September 30, 2008, the price of our common stock, as reported on Nasdaq on which our common stock has traded, ranged between $11.83 and $52.24. Though we believe the recent fluctuation resulted mainly from the melamine contamination incident and the current worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

The actions above were approved at a meeting of our Board on June 11, 2008 and the stockholder consent was executed by the holder of at least a majority of the issued and outstanding shares of Common Stock entitled to vote on the matters above. We filed a Definitive Information Statement on Schedule 14C with the SEC on September 4, 2008, and a discussion of these actions is contained in such Definitive Information Statement. The action to adopt the 2008 Stock Incentive Plan became effective on September 29, 2008 (twenty (20) calendar days after the date the Definitive Information Statement was first sent or given to our stockholders). The action to amend and restate our Certificate of Incorporation became effective on October 17, 2008 upon the filing of our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc.

3.2	Amended and Restated Bylaws of Synutra International, Inc.

10.1	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 from the registrant’s Form 8-K filed with the SEC on June 17, 2008)

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

SYNUTRA INTERNATIONAL, INC.

Date: November 10, 2008	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer