Form 10-Q
period 2008-12-31
Synutra International, Inc.
filed 2009-02-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or

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

Yes ☐     No ☒

As of February 6, 2009, there were 54,000,713 shares of Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(unaudited)

	December 31, 2008	March 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$55,660	$97,425
Restricted cash	41,491	9,744
Accounts receivable, net of allowance of nil and $185, respectively	21,404	11,325
Inventories	95,361	61,853
Due from related parties	3,120	-
Deferred tax assets	1,027	1,448
Income tax receivable	28,030	-
Prepaid expenses and other current assets	16,692	12,701
Assets held for sale	-	1,316

Total current assets	262,785	195,812

Property, plant and equipment, net	141,164	85,719
Land use rights, net	6,408	4,496
Intangible assets, net	3,157	-
Goodwill	1,435	-
Deferred tax assets	2,526	2,077
Other assets	5,434	8,115

TOTAL ASSETS	$422,909	$296,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$158,699	$21,228
Long-term debt and capital lease obligations - current portion	-	1,923
Accounts payable	98,050	26,438
Due to related parties	2,683	2,970
Advances from customers	22,934	9,465
Income tax payable	-	4,168
Product recall provision	15,006	-
Other current liabilities	19,190	18,390

Total current liabilities	316,562	84,582
Long-term debt and capital lease obligations	5,510	34,184
Deferred revenue	4,682	4,559
Other long-term liabilities	1,607	1,250

Total liabilities	328,361	124,575

Minority interest	474	385

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 issued and outstanding at December 31, 2008 and March 31, 2008, respectively	5	5
Additional paid-in capital	76,607	76,607
Retained earnings (Accumulated deficit)	(6,503)	76,875
Accumulated other comprehensive income	23,965	17,772

Total shareholders’ equity	94,074	171,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$422,909	$296,219

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands except earnings per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$17,658	$100,205	$239,829	$253,899
Cost of sales	27,418	49,627	209,417	119,633

Gross profit (loss)	(9,760)	50,578	30,412	134,266

Selling and distribution expense	11,347	10,301	33,428	26,191
Advertising and promotion expenses	34,582	18,974	85,315	59,428
General and administrative expenses	8,197	5,942	18,917	12,489

Total operating expenses	54,126	35,217	137,660	98,108

Income (loss) from operations	(63,886)	15,361	(107,248)	36,158

Interest expense	1,378	1,388	2,444	6,156
Interest income	110	339	494	1,539
Other income (expense), net	(361)	(545)	18	(587)

Income (loss) before provision (benefit) for income tax and minority interests	(65,515)	13,767	(109,180)	30,954
Provision (benefit) for income tax	(16,147)	2,571	(25,778)	4,634

Net income (loss) before minority interests	(49,368)	11,196	(83,402)	26,320

Minority interests	(26)	(7)	(24)	5

Net income (loss) attributable to shareholders	$(49,342)	$11,203	$(83,378)	$26,315

Other comprehensive income (loss)	(359)	4,198	6,193	6,796

Total comprehensive income (loss)	$(49,701)	$15,401	$(77,185)	$33,111

Earnings (loss) per share - basic	$(0.91)	$0.21	$(1.54)	$0.50

Earnings (loss) per share - diluted	$(0.91)	$0.21	$(1.54)	$0.49

Weighted average common share outstanding - basic	54,001	54,001	54,001	52,890
Weighted average common share outstanding - diluted	54,001	54,304	54,001	53,206

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2008	2007

Cash flow from operating activities:
Net income (loss)	$(83,378)	$26,315
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt discount	-	2,586
Amortization of debt issuance costs	241	539
Depreciation and amortization	6,190	3,352
Bad debt expense	541	19
Loss on disposal of property, plant and equipment	12	239
Impairment of property, plant and equipment	-	168
Deferred income tax	66	(1,071)
Minority interest	89	5
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(9,408)	(4,154)
Inventories	(31,255)	(30,456)
Due from related parties	(4,124)	11,990
Prepaid expenses and other current assets	(3,508)	(9,396)
Accounts payable	58,945	12,009
Due to related parties	2,389	(3,237)
Advances from customers	12,972	1,864
Income tax receivable	(31,740)	1,673
Product recall provision	15,006	-
Other liabilities	359	3,805

Net cash (used in) provided by operating activities	(66,603)	16,250

Cash flow from investing activities:
Purchase of property, plant and equipment	(38,445)	(14,354)
Purchase of intangible assets	(2,474)	-
Disposal of investment in a subsidiary	-	(1,046)
Change in restricted cash	(30,906)	2,784
Advance to related companies	-	(3,324)
Advance repaid by related companies	-	3,324
Business acquisitions, net of cash acquired	(5,088)	190

Net cash used in investing activities	(76,913)	(12,426)

Cash flow from financing activities:
Proceeds from bank loans	146,362	98,523
Repayment of borrowings	(45,860)	(101,670)
Payment on capital lease obligations	(530)	-
Proceeds from issuance of common stock, net of issuance costs of $145	-	65,857

Net cash provided by financing activities	99,972	62,710

Effect of exchange rate changes on cash and cash equivalents	1,779	3,205

Net change in cash and cash equivalents	(41,765)	69,739
Cash and cash equivalents, beginning of period	97,425	20,836

Cash and cash equivalents, end of period	$55,660	$90,575

Supplemental cash flow information:
Interest paid	$3,002	$3,475
Income tax paid	$6,138	$2,810

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$8,466	$2,973
Assets acquired under capital lease	$5,350	$-
Business acquisitions by accounts payable	$2,400	$-
Disposal of property by due from related parties	$1,726	$-

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

The Company produces, markets and sells nutritional products under “Sheng Yuan”, or “Synutra”, its master brand, and several sub-brands, including “Super”, “U-Smart”, “Mingshan”, and “He Lan Ru Niu” or “Holsteina”. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products, such as adult powdered formula and prepared baby food, and certain nutritional ingredients and supplements.

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

On April 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157) with respect to financial assets and liabilities and elected to defer the adoption of FAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years as permitted by Financial Accounting Standards Board (FASB) Staff Position No. SFAS 157-2 (FSP 157-2). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities had no effect on the financial position, results of operations or cash flows. The Company will adopt FSP 157-2 for nonfinancial assets and liabilities on April 1, 2009, and is currently evaluating the impact such adoption will have on the financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations for which the acquisition date is on or after April 1, 2009. SFAS 141R amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosures related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements, though, shall be applied prospectively to all intangible assets recognized as of the effective date. Early adoption is prohibited. The Company expects to adopt FSP FAS 142-3 as of April 1, 2009.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  FAS 162 is effective 60 days following SEC approval.

In June 2008, the FASB issued Staff Position No. Emerging Issue Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the interim periods within those years. Early adoption is prohibited and retroactive disclosure is required. The Company expects to adopt FSP EITF 03-6-1 on April 1, 2009 and is currently evaluating the effect its adoption will have on the results of operations, financial positions and cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The EITF will be effective for years beginning after December 15, 2008.  The Company is evaluating the impact of adopting the provisions of this EITF.

5.	BUSINESS ACQUISITION

On October 8, 2008, the Company acquired certain assets from Beijing Huilian Food Co., Ltd. (“Huilian”) which is a provider of prepared baby food in mainland China, with total consideration of RMB 45 million (approximately US$ 6.6 million). As a result of the acquisition, the Company is expected to expand into the production of prepared baby food. For accounting purposes, the acquisition has been accounted for as a business combination in accordance with SFAS No. 141. Under the purchase method of accounting, the assets acquired and liabilities assumed from Huilian are recorded at the date of acquisition at their respective fair values. Financial statements and reported results of operations of the company will reflect these values, with the results of Huilian included from October 8, 2008, in the statement of income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)

Property, plant and equipment	$1,870
Land use right	1,697
Intangible assets	1,582
Goodwill	1,435

Total	$6,584

The allocation of purchase price for Huilian has been recorded on a preliminary basis and reasonable changes are expected as additional information becomes available. A number of assumptions have been made with respect to assigned intangible assets. To the extent that these assumptions are revised, the preliminary allocation of the purchase price could be different from that identified above.

Of the $1.6 million of intangible assets acquired, $0.3 million was assigned to registered trademarks that are not subject to amortization; $0.4 million was assigned to know-how that have a useful life of approximately 5 years; $0.9 million was assigned to a customer relationship that was written off at the date of acquisition as the Company did not intend to utilize such asset and the write-off was included in selling and distribution expense. Acquired identifiable intangible assets have been allocated to the Baby Food reporting segment.

A goodwill of $1.4 million arising from this acquisition was assigned to the Baby Food segment. The impairment test of goodwill will be performed at the last day of each fiscal year or upon the occurrence of certain events and change in circumstances as required by SFAS 142.

6.	PRODUCT RECALL

On September 16, 2008, the Company announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The initial estimated cost of this action was $77.4 million which was recognized as a charge to cost of sales and selling and distribution expenses in the Company’s consolidated statement of income for the fiscal quarter ended September 30, 2008, of which $38.0 million was recorded as a product recall provision in the consolidated balance sheet as of September 30, 2008. During the three months ended December 31, 2008, the Company recognized additional product replacement expenses of $9.9 million in cost of sales and additional freight charges of $0.3 million in selling and distribution expenses. The Company also contributed a net amount of $2.3 million to a compensation fund set up by the China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by the melamine contamination. This contribution was recorded in general and administrative expenses for the fiscal quarter ended December 31, 2008. The Company had a product recall provision of $15.0 million in its consolidated balance sheet as of December 31, 2008. These costs represent the Company’s estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with the Company’s recall efforts.

Should actual product recall costs differ from the estimated costs, the Company would have to reassess the impact of the product recall on the Company’s financial results and revise the estimated product recall accrual accordingly. Following is a summary of the liabilities related to the product recall that were recorded during the fiscal quarter ended December 31, 2008:

Balance at September 30, 2008	$37,987
Product recall expenses	12,502
Replacement of products	(31,195)
Payment of cash, net	(4,197)
Foreign currency translation	(91)

Balance at December 31, 2008	$15,006

7.	INVENTORIES

The Company’s inventories at December 31, 2008 and March 31, 2008 are summarized as follows:

	December 31, 2008	March 31, 2008
	(In thousands)
Raw materials	$60,689	$30,550
Work-in-progress	15,401	16,786
Finished goods	19,271	14,517

Total Inventories	$95,361	$61,853

8.	DUE FROM/TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	December 31, 2008	March 31, 2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$1,394	$-
Sheng Zhi Da Dairy Group Corporation	$1,726	$—

Total Due from Related Parties	$3,120	$—

In June 2008, the Company sold two commercial buildings to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company's CEO, at the carrying value of $1.7 million. The balance due from Sheng Zhi Da Dairy Group Corporation at December 31, 2008 represents the unpaid amount as a result of such sale.

b.	Due to related parties

	December 31, 2008	March 31, 2008
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$2,111	$2,404
St. Angel (Beijing) Business Service Co., Ltd.	3	4
Beijing Honnete Dairy Co., Ltd.	569	562

Total Due to Related Parties	$2,683	$2,970

As of December 31, 2008, the Company also had short term loans of $2.9 million and $4.3 million from Honnete Dairy Hong Kong Co., Ltd. (“Honnete Hong Kong”) and Qingdao Luyin Environment Co., Ltd. (“Luyin”), respectively. Both Honnete Hong Kong and Luyin are entities controlled by the Company’s CEO and are related parties of the Company. See Note 11.

B.	Sales to related parties

In the three and nine months ended December 31, 2008, the Company’s sales to the related parties included whey protein sold to Beijing Honnete Dairy Co., Ltd.  In the three and nine months ended December 31, 2007, the Company’s sales to the related parties included milk fat and non-fat dry milk to Kelqin and the Company’s name brand products to Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a.	Main product sales to related parties

	Three Months Ended		Nine Months Ended
	December 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$-	$-	$-	$1,293
Beijing Luding Xueyuan Trading Co., Ltd.	-	-	-	1,057

Total	$-	$-	$-	$2,350

b.	Ancillary product sales to related parties

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$815	$-	$815	$-
Beijing Luding Xueyuan Trading Co., Ltd.	-	-	-	-
Beijing Kelqin Dairy Co., Ltd.	-	-	-	199

Total	$815	$-	$815	$199

Total of main product and ancillary product sales to related companies	$815	$-	$815	$2,549

C.	Purchases from related parties

In the three and nine months ended December 31, 2008 and 2007, the Company’s purchases from related parties included whey protein powders from Kelqin and Honnete, and catalogues, brochures, and marketing materials from St. Angel and Sheng Long Media.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$-	$25	$-	$3,286
Beijing Honnete Dairy Co., Ltd.	459	19	8,459	2,674
St. Angel (Beijing) Business Service Co., Ltd.	-	-	1,639	-
Beijing Sheng Long Media Co., Ltd.	-	6	154	839

Total	$459	$50	$10,255	$6,799

9.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2008	March 31, 2008
	(In thousands)
Property, plant and equipment, cost:
Buildings	$46,320	$27,004
Plant and machinery	60,363	38,430
Office equipment and furnishings	3,010	2,534
Motor vehicles	2,941	1,340
Others	506	348

Total cost	113,140	69,656

Less: Accumulated depreciation:
Buildings	3,972	2,831
Plant and machinery	10,369	6,933
Office equipment and furnishings	1,054	705
Motor vehicles	765	545
Others	254	197

Total accumulated depreciation	16,414	11,211

Construction in progress	44,438	27,274

Property, plant and equipment, net	$141,164	$85,719

Construction in progress primarily represents the construction of manufacturing facilities and the furnishing of administrative buildings.

The Company recorded depreciation expense of $2.0 million and $1.2 million for the fiscal quarters ended December 31, 2008 and 2007, respectively, and recorded depreciation expense of $5.3 million and $3.1 million for the nine months ended December 31, 2008 and 2007, respectively.

10.	INTANGIBLE ASSETS, NET

	December 31, 2008*
	Gross Carrying Amount	Accumulated Amortization or Write-off	Net Carrying Amount
	(In thousands)
Know-how (5-year useful life)	$399	$20	$379
Customer relationship	880	880	-
Registered trademark (indefinite life)	2,778	-	2,778

	$4,057	$900	$3,157

* Nil figures for the comparable periods in fiscal year 2008.

The intangible assets acquired in the three months ended December 31, 2008 included the know-how, customer relationship and registered trademarks arising from the acquisition of Huilian’s prepared baby food business discussed in Note 5, and the registered trademarks of He Lan Ru Niu, or Holsteina, that are being used for the Company’s powdered adult formula products.

Amortization expense was $0.9 million for the three and nine months period ended December 31, 2008.

11.	DEBT AND CAPITAL LEASE OBLIGATION

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the estimated costs of the product recall, including inventory write-down and write-off in the fiscal quarters ended September 30, 2008 and December 31, 2008, the Company was not able to meet all the financial covenant requirements as of December 31, 2008. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.7% of the aggregate principal amount outstanding and an increase in the interest rate by 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. As of the date of the filing of this 10-Q, the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.4 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements.

In addition to the New ABN Loan, as of December 31, 2008 and March 31, 2008, the Company had short-term loans from banks in the amount of $117.0 million (including new borrowings of $102.5 million with a weighted average interest rate of 4.87% during the three months ended December 31, 2008) and $21.2 million, respectively. The maturity date of the short term loans from banks outstanding at December 31, 2008 range from February 2009 to December 2009. The weighted average interest rate on short-term loans outstanding at December 31, 2008 and March 31, 2008 was 5.09% and 7.08%, respectively. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of land use right in Qingdao, China and pledge of cash deposits. The value of fixed assets pledged was $ 30.6 million and $18.1 million as of December 31, 2008 and March 31, 2008, respectively. The value of land use right pledged was $3.2 million and nil as of December 31, 2008 and March 31, 2008, respectively. The value of cash deposits pledged was $31.5 million which was recorded in restricted cash and nil as of December 31, 2008 and March 31, 2008, respectively.

Apart from the short-term loans from banks, the Company also had short term loans from related parties in the amount of $7.2 million and nil as of December 31, 2008 and March 31, 2008 respectively. The maturity date of the short term loans outstanding from related parties at December 31, 2008 range from March 2009 to November 2009. The weighted average interest rate on the loans from related parties at December 31, 2008 was 7.28%.

The Company has a capital lease agreement in place related to office buildings. The capital lease obligations of $5.5 million are included in long-term debt.

12.	INCOME TAX

The effective tax rate is based on expected income, statutory tax rates and incentives available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the FIN 18, “Accounting for Income Taxes in Interim Period” and APB 18, “Interim Financial Reporting”. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.

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

The effective tax rate for the nine months ended December 31, 2008 increased 8.6% from the 15.0% effective rate for the nine months ended December 31, 2007 to 23.6%. This increase was due primarily to the expiration of the tax holidays enjoyed by certain subsidiaries in China.

13.	EARNINGS PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands except for per share data)
Net income (loss) attributable to common shareholders	$(49,342)	$11,203	$(83,378)	$26,315

Basic weighted average common shares outstanding	54,001	54,001	54,001	52,890
Dilutive potential common shares from warrant	-	303	-	316

Diluted weighted average shares outstanding	54,001	54,304	54,001	53,206

Earnings (loss) per share—basic	$(0.91)	$0.21	$(1.54)	$0.50

Earnings (loss) per share—diluted	$(0.91)	$0.21	$(1.54)	$0.49

The warrants to purchase 400,000 shares of common stock granted to ABN in connection with the Original ABN Loan were excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2008 as they would be anti-dilutive. There were no anti-dilutive warrants excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2007.

14.	SEGMENT REPORTING

During the three months ended December 31, 2008, Meitek, a PRC subsidiary of the Company which is engaged in the production of nutritional ingredients and supplements such as chondroitin, Docosahexanoic Acid (“DHA”) and Arachidonicacid (“ARA”), completed its construction process and began its operations. In the same fiscal quarter, the Company acquired the prepared baby food business from Huilian which the Company expects to begin operating in the fiscal quarter ending March 31, 2009. Historically the Company reported results as a single reporting segment in the financial statements since operating segments such as nutritional ingredients and supplements were under construction with minor operating expenses and had not met the quantitative threshold as described under SFAS 131 "Disclosure about Segments of an Enterprise and Related Information". The chief operating decision maker manages the business, including making operating decisions (such as allocating resources) and evaluating operating performance, on a gross profit (loss) basis. The Company expanded the number of reportable segments from one to three in order to better reflect the manner in which management analyzes the Company’s performance including powdered formula, baby food, and nutritional ingredients and supplements. All prior period segment information has been recast to reflect the current period presentation. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The activities of each segment are as follows:

Powdered Formula - Sales of powdered infant and adult formula products.

Baby Food - Sales of prepared baby food and nutritional snacks for babies and children.

Nutritional Ingredients and Supplements - Sales of nutritional ingredients and supplements such as chondroitin, DHA and ARA.

"All Other" includes non-core businesses such as toll packaging, toll drying service and sales of ingredients and materials to industrial customers.

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The intangible assets which were recognized upon the acquisition of the prepared baby food business from Huilian in the fiscal quarter ended December 31, 2008 and related amortization are allocated to the baby food segment. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above.

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
	(In thousands)
NET SALES
Powdered formula	$12,384	$91,306	$215,613	$224,519
Baby food	-	-	-	-
Nutritional ingredients and supplements	504	-	504	-
All other	5,274	8,899	24,216	29,380
Intersegment sales elimination	(504)	-	(504)

Net sales	$17,658	$100,205	$239,829	$253,899

GROSS PROFIT (LOSS)
Powdered formula	$(11,429)	$49,457	$26,726	$129,378
Baby food	-	-	-	-
Nutritional ingredients and supplements	133	-	133	-
All other	1,669	1,121	3,686	4,888
Intersegment profit elimination	(133)	-	(133)	-

Gross profit (loss)	$(9,760)	$50,578	$30,412	$134,266

Selling and distribution expenses	11,347	10,301	33,428	26,191
Advertising and promotion expenses	34,582	18,974	85,315	59,428
General and administrative expenses	8,197	5,942	18,917	12,489

Income (loss) from operations	(63,886)	15,361	(107,248)	36,158
Interest expense	1,378	1,388	2,444	6,156
Interest income	110	339	494	1,539
Other income (expense), net	(361)	(545)	18	(587)

Income (loss) before provision (benefit) for income tax and minority interests	$(65,515)	$13,767	$(109,180)	$30,954

CAPITAL EXPENDITURE
Powdered formula	$6,000	$1,557	$39,890	$17,521
Baby food	5,587	641	7,969	1,936
Nutritional ingredients and supplements	4,680	944	13,907	1,759
All other	15	-	30	-

Total	$16,282	$3,142	$61,796	$21,216

DEPRECIATION AND AMORTIZATION
Powdered formula	$1,744	$1,218	$4,782	$3,142
Baby food	1,018	20	1,135	20
Nutritional ingredients and supplements	168	2	271	3
All other	1	1	2	1

Total	$2,931	$1,241	$6,190	$3,166

	December 31, 2008	March 31, 2008
	(In thousands)
TOTAL ASSETS
Powdered formula	$400,185	$273,015
Baby food	29,670	19,200
Nutritional ingredients and supplements	34,344	11,835
All other	121,393	119,580
Intersegment elimination	(162,683)	(127,411)

Total	$422,909	$296,219

LONG LIVED ASSETS
Powdered formula	$104,900	$68,932
Baby food	20,255	12,441
Nutritional ingredients and supplements	22,387	8,839
All other	30	3

Total	$147,572	$90,215

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

OVERVIEW

We are a leading infant formula company in China. We principally produce, market and sell our products under “Sheng Yuan,” or “Synutra,” our master brand, and several sub-brands, mainly including “Super”, “U-Smart”, “He Lan Ru Niu” or “Holsteina”, “Mingshan” and “Huiliduo”. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of December 31, 2008, this network comprised over 430 distributors and over 1,500 sub-distributors who sell our products in over 70,000 retail outlets. Our extensive sales and distribution network, combined with our strong customer service and infant nutrition education programs, has helped us build brand recognition and customer loyalty in our primary markets, which, prior to 2007, mainly comprised small to mid-size cities and rural areas in China. By leveraging our strong brand recognition in our primary markets, we have begun to expand into many of China’s major urban centers, which have historically been dominated by several large multinational firms.

We have opportunistically utilized excess capacity and resources to provide toll packaging services, toll drying services, and sales of ingredients and materials to industrial customers. These businesses, however, are not our core businesses and do not contribute significantly to our results of operations.

Historically we reported our results as a single reporting segment in the financial statements since operating segments such as the nutritional ingredients and supplements segment was under construction with minor operating expenses and had not met the quantitative threshold as described under SFAS 131 "Disclosure about Segments of an Enterprise and Related Information". In this fiscal quarter, we expanded the number of reportable segments from one to three in order to better reflect the manner in which management analyzes the Company’s performance. The three segments are:

•
Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan which was launched in October 2008 and He Lan Ru Niu which was launched in December 2008;

•
Baby food segment: Baby food segment covers the sale of prepared baby food and nutritional snacks for babies and children. It includes the brand of Huiliduo which we expect to launch in the fiscal quarter ending March 31, 2009 and the nutritional snacks component which we expect to launch in fiscal year 2010

•	Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the sale of nutritional ingredients and supplements such as chondroitin, DHA and ARA.

 On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The initial estimated cost of this action was $77.4 million, which was recognized as a charge to cost of sales and selling and distribution expenses in our consolidated statement of income for the fiscal quarter ended September 30, 2008, of which $38.0 million was recorded as a product recall provision in the consolidated balance sheet as of September 30, 2008. During the fiscal quarter ended December 31, 2008, the Company recognized additional product replacement expenses of $9.9 million in cost of sales and additional freight charges of $0.3 million in selling and distribution expenses. The Company also contributed a net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination. This contribution was recorded in general and administrative expenses for the fiscal quarter ended December 31, 2008. We recorded a product recall provision of $15.0 million in our consolidated balance sheet as of December 31, 2008. These costs represent our estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with our recall efforts. We estimate that we have completed substantially all of the product recall in relation to the melamine contamination incident by December 31, 2008.

Our product recall does not involve significant cash pay-out to our distributors or customers. Rather, both distributors and customers receive new products of the same value in exchange for recalled products. Since the product recall took place during our second and third fiscal quarters, our financial results for these quarters were severely impacted and we recognized considerably less revenue compared to the same periods in the prior year as products shipped during such quarters were used to replace recalled products. We estimate that the replacement for recalled products should be substantially completed during the fiscal quarter ending March 31, 2009.

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

In order to regain customer confidence and to ensure products of the highest quality, we are now using imported milk powder from Europe and New Zealand in our U-Smart, Super and He Lan Ru Niu, or Holsteina series products. Through our network of distributors, we have restocked almost all of our contracted shelf space nationwide with new U-Smart series products and new Super series products produced after October 1, 2008. All such products have been found free of melamine and compliant with various government tests.

In October 2008, we acquired a prepared baby food business from Huilian, the “Huiliduo” series. We plan to begin its operations in the fiscal quarter ending March 31, 2009.

In late October 2008, we launched an entirely new series of infant formula products, the “Mingshan” series, aimed at the expansive lower and mid-end Chinese markets. Shipments of Mingshan series products had reached our sales network in December 2008. We began selling the Mingshan series of products in December 2008.

In December 2008, we launched an entirely new series of powdered adult formula products, the “He Lan Ru Niu” or “Holsteina” series, aimed at the higher-end powdered adult formula markets. Shipments of He Lan Ru Niu series products had reached our sales network in December 2008. We began selling the He Lan Ru Niu series of products in December 2008.

Due to the significant reduction of sales which was caused by the melamine contamination incident and replacement of recalled products, our net sales for the fiscal quarter ended December 31, 2008 was $17.7 million, as compared to $100.2 million for the same period in the previous year. Our gross loss for the fiscal quarter ended December 31, 2008 was $9.8 million, as compared to gross profit of $50.6 million for the same period in the previous year. Our net loss for the fiscal quarter ended December 31, 2008 was $49.3 million, as compared to net income of $11.2 million for the same period in the previous year.

Our net sales for the nine months ended December 31, 2008 was $239.8 million, as compared to $253.9 million for the same period in the previous year. Our gross profit for the nine months ended December 31, 2008 was $30.4 million, as compared to gross profit of $134.3 million for the same period in the previous year. Our net loss for the nine months ended December 31, 2008 was $83.4 million, as compared to net income of $26.3 million for the same period in the previous year.

The net loss for the three and nine month periods ended December 31, 2008 compared to the same periods in the previous year was attributable primarily to the estimated cost of product recall and decreased sales from the second half of September to December 2008 as we were still in the process of regaining customer confidence and our production facilities were mainly engaged in the manufacturing of replacement products in the aftermath of the melamine contamination incident.

The Company’s main operations are located in mainland China. Though the recent disruptions in the overall economy and financial markets is less severe in China than in the U.S., it could reduce consumer confidence in the economy and negatively affect consumers’ spending, which could be harmful to our financial position and results of operations.  See Part II. Other Information - Item 1A. Risk Factors - The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations and may limit our access to additional financing.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2008 and 2007

Net Sales

Powdered formula segment

Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and He Lan Ru Niu brand names, accounted for 70.1% of our total sales for the fiscal quarter ended December 31, 2008. Net sales of our powdered formula products for the fiscal quarter ended December 31, 2008 decreased by 86.4% to $12.4 million from $91.3 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 84.9% to 1,855 tons for the fiscal quarter ended December 31, 2008 from 12,259 tons for the same period in the previous year, due primarily to a slow down in sales activities following the melamine contamination incident and our shipments in this quarter were mainly used for the replacement of recalled products.

•
The average selling price of our powdered formula products for the fiscal quarter ended December 31, 2008 decreased by 10.4% to $6,677 per ton from $7,448 per ton for the same period in the previous year. This decrease in average selling price resulted primarily from an increase in the slotting fee per ton, partially offset by an increase of our sales price of Super and U-Smart in August 2008. The slotting fee per ton increased because we had to continue paying the same amount of slotting fees to super markets and malls for selling our products, while there was a significant decrease in the volume of products sold during the quarter as our shipments during the quarter were mainly used for the replacement of recalled products. Such slotting fees are deducted from our net sales, thus decreasing our average selling price.

Baby food segment

Our prepared baby food business acquired from Huilian on October 8, 2008 was in its pre-operations stage and hence did not have sales for the fiscal quarter ended December 31, 2008. We plan to begin its operations in the fiscal quarter ending March 31, 2009. Our nutritional snack business was also in its pre-operations stage and hence did not have sales for the fiscal quarter ended December 31, 2008. We plan to begin its operations in the fiscal year 2010.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal quarter ended December 31, 2008 was $0.5 million, representing inter-segment sales of ingredients, such as DHA and ARA which was used in production of infant powdered formula products.

Cost of Sales

Powdered formula segment

Cost of sales for powdered formula for the fiscal quarter ended December 31, 2008 decreased by 43.1% to $23.8 million, as compared to $41.8 million for the same period in the previous year. The significant decrease in cost of sales was primarily due to a significant decrease in the volume of products sold in the quarter as we were still in the process of regaining customer confidence and our production facilities were mainly engaged in the manufacturing of replacement products in the aftermath of the melamine contamination incident, partially offset by an increase in the costs of free products offered to our customers in order to recover our lost market share and by additional product recall expenses.

Baby food segment

Our prepared baby food business acquired from Huilian on October 8, 2008 was in its pre-operations stage and hence did not have cost of sales for the fiscal quarter ended December 31, 2008. We plan to begin its operations in the fiscal quarter ending March 31, 2009. Our nutritional snack business was also in its pre-operations stage and hence did not have cost of sales for the fiscal quarter ended December 31, 2008. We plan to begin its operations in the fiscal year 2010.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements for the fiscal quarter ended December 31, 2008 was $0.4 million, representing cost of inter-segment sales of ingredients, such as DHA and ARA which was used in the production of powdered infant formula products.

Gross Profit (Loss)

As a result of the foregoing, we recorded a gross loss of $9.8 million for the fiscal quarter ended December 31, 2008, as compared to a gross profit of $50.6 million for the same period in the previous year. Gross loss for our powdered formula products for the fiscal quarter ended December 31, 2008 was $11.4 million, as compared to gross profit of $49.5 million for the same period in the previous year primarily due to the significant decrease in sales volume and the increase in the costs of free products offered to our customers in order to recover our lost market share and additional product recall expenses we recognized in this quarter.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended December 31, 2008 increased by 9.7% to $11.3 million, as compared to $10.3 million for the same period in the previous year. This increase was a combined result of a slight increase in compensation expenses for our sales force, a decrease in shipping and handling expenses, and an increase in travel and communication expenses. Total compensation for our sales force for the fiscal quarter ended December 31, 2008 was $5.6 million, as compared to $5.2 million for the same period in the previous year. The shipping and handling expenses for the fiscal quarter ended December 31, 2008 decreased by 63.6% to $732,000, as compared to $2.0 million for the same period in the previous year, due mainly to the reduced sales volume and most of the shipping and handling expenses for the recalled products being accrued in the fiscal quarter ended September 30, 2008. Travel and communication expenses for the fiscal quarter ended December 31, 2008 increased by 90.9% to $2.1 million from $1.1 million for the same period in the previous year, due mainly to expenses incurred for a large sales convention held in Beijing in December 2008.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended December 31, 2008 increased by 82.1% to $34.6 million from $19.0 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended December 31, 2008, which accounted for 42.0% of total advertising and promotion expenses, increased by 173.6% to $14.5 million from $5.3 million for the same period in the previous year, due primarily to our intensified efforts to improve our corporate image and brand name and to recover our lost market share following the melamine contamination incident. For the same reason, promotion expenses for the fiscal quarter ended December 31, 2008, which accounted for 58.0% of total advertising and promotion expenses, increased by 46.0% to $20.0 million from $13.7 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended December 31, 2008 increased by 39.0% to $8.2 million from $5.9 million for the same period in the previous year. The increase in general and administrative expenses was due primarily to a net contribution of $2.3 million made to the compensation fund set up by China Dairy Industry Association for the settlement of existing and potential claims in China from families of infants affected by melamine contamination, an increase of $0.6 million in salary expenses, an increase of $0.3 million in depreciation and amortization expenses, partially offset by a decrease of $1.4 million in legal and professional expenses.

Interest Income

Interest income for the fiscal quarter ended December 31, 2008 decreased to $110,000 from $339,000 for the same period in the previous year due to decreased bank deposits.

Interest Expense

Interest expense for the fiscal quarter ended December 31, 2008 remains unchanged at $1.4 million as compared to the same period in the previous year. This was primarily due to a combined effect of amortization of debt discount associated with the issuance of warrants to ABN which amounted to $0.3 million in the fiscal quarter ended December 31, 2007 and higher average loan balances outstanding during the fiscal quarter ended December 31, 2008, partially offset by a lower weighted average interest rate.

Provision (Benefit) for Income Tax

As a result of the net loss arising primarily from the cost of the product recall and decreased sales, we recorded an income tax benefit of $16.1 million for the fiscal quarter ended December 31, 2008, as compared to an income tax expense of $2.6 million for the fiscal quarter ended December 31, 2007. Management believes that we will be able to utilize such income tax benefit before expiration.

Net Income (Loss) Attributable to Stockholders

As a result of the foregoing, net loss attributable to stockholders for the fiscal quarter ended December 31, 2008 was $49.3 million, as compared to net income of $11.2 million for the same period in the previous year.

Nine months ended December 31, 2008 and 2007

Net Sales

Powdered formula segment

Net sales of our powdered formula products, including infant formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and He Lan Ru Niu brand names, accounted for 90.0% of our total sales for the nine months ended December 31, 2008. Net sales of our powdered formula products for the nine months ended December 31, 2008 decreased by 4.0% to $215.6 million from $224.5 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 21.0% to 23,719 tons for the nine months ended December 31, 2008 from 30,035 tons for the same period in the previous year. The decrease was primarily due to a slow down in sales activities in the second half of September to December 2008, following the melamine contamination incident and our shipments in the second and third fiscal quarters were mainly used for the replacement of recalled products in the quarter ended December 31, 2008, partially offset by a significant business growth experienced in the months from April to August, 2008.

•
The average selling price of our powdered formula products for the nine months ended December 31, 2008 increased by 21.6% to $9,090 per ton from $7,475 per ton for the same period in the previous year. This increase in average selling price was a combined result of a greater proportion of higher-priced products in our product mix and a broad increase of our sales price in August 2008.

Baby food segment

Our prepared baby food business acquired from Huilian on October 8, 2008 was in its pre-operations stage and hence did not have sales for the nine months ended December 31, 2008. We plan to begin its operations in the fiscal quarter ending March 31, 2009. Our nutritional snack business was also in its pre-operations stage and hence did not have sales for the nine months ended December 31, 2008. We plan to begin its operations in the fiscal year 2010.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the nine months ended December 31, 2008 was $0.5 million, representing inter-segment sales of ingredients, such as DHA and ARA which was used in the production of powdered infant formula products.

Cost of Sales

Powdered formula segment

Cost of sales for the powdered formula products for the nine months ended December 31, 2008 increased by 98.6% to $188.9 million from $95.1 million for the same period in the previous year. The increase in the cost of sales is due primarily to the increase of the product recall related cost, partially offset by a decrease in the sales volume of our powdered formula products. The portion of the estimated product recall cost, which has been recognized in cost of sales for the nine months ended December 31, 2008, was $86.6 million, reflecting the cost of recalled products of $45.9 million and the write-down and write-off of affected inventory of $40.7 million. The sales volume of powdered formula products sold for the nine months ended December 31, 2008 decreased by 6,316 tons as compared to the same period in the previous year.

Baby food segment

Our prepared baby food business acquired from Huilian on October 8, 2008 was in its pre-operations stage and hence did not have cost of sales for the nine months ended December 31, 2008. We plan to begin its operations in the fiscal quarter ending March 31, 2009. Our nutritional snack business was also in its pre-operations stage and hence did not have cost of sales for the nine months ended December 31, 2008. We plan to begin its operations in the fiscal year 2010.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements segment for the nine months ended December 31, 2008 was $0.4 million, representing cost of inter-segment sales of ingredients, such as DHA and ARA which was used in production of infant powdered formula products.

Gross Profit (Loss)

As a result of the foregoing, gross profit for the nine months ended December 31, 2008 decreased by 77.4% to $30.4 million from $134.3 million for the same period in the previous year. Gross profit for our powdered formula products for the nine months ended December 31, 2008 decreased by 79.4% to $26.7 million from $129.4 million for the same period in the previous year due primarily to the estimated costs in relation to product recall including the write-down and write-off of affected inventory and decreased sales in the fiscal quarter ended December 31, 2008 following the melamine contamination incident.

Our overall gross margin decreased to 12.7% for the nine months ended December 31, 2008 from 52.9% for the same period in the previous year. Our gross margin for powdered formula products was 12.4% for the nine months ended December 31, 2008, as compared to 57.6% for the same period in the previous year.

The decrease in our gross margin for powdered formula products was primarily due to the estimated cost of the product recall and increased free products offered to our customers in the aftermath of the melamine contamination incident, partially offset by an increase in the proportion of sales of our higher margin infant formula products.

Selling and Distribution Expenses

Selling and distribution expenses for the nine months ended December 31, 2008 increased by 27.5% to $33.4 million from $26.2 million for the same period in the previous year. This increase was primarily a result of increased compensation expenses for our sales force, and an increase in shipping and handling expenses as well as travel and entertainment expenses. Total compensation for our sales force for the nine months ended December 31, 2008 increased by 43.5% to $15.5 million from $10.8 million for the same period in the previous year. This increase was primarily due to the continuation of our targeted sales incentive programs. In addition, the increase in the number of sales staff to 2,916 as of December 31, 2008 from 2,198 as of December 31, 2007 also contributed to the increase in compensation expense relating to our sales force. Shipping and handling expenses for the nine months ended December 31, 2008 increased by 28.3% to $5.9 million from $4.6 million for the same period in the previous year, due primarily to expenses in the amount of $2.2 million incurred for the product recall. Travel and communication expenses for the nine months ended December 31, 2008 increased by 74.2% to $5.4 million from $3.1 million for the same period in the previous year, due mainly to expenses incurred for a large sales convention held in Beijing in December 2008.

Advertising and Promotion Expenses

Advertising and promotion expenses for the nine months ended December 31, 2008 increased by 43.6% to $85.3 million from $59.4 million for the same period in the previous year. Advertising expenses for the nine months ended December 31, 2008, which accounted for 53.9% of total advertising and promotion expenses, increased by 117.0% to $46.0 million from $21.2 million for the same period in the previous year, due primarily to our intensified efforts to improve our corporate image and brand name and to recover our lost market share following the melamine contamination incident. Promotion expenses for the nine months ended December 31, 2008, which accounted for 46.1% of total advertising and promotion expenses, increased by 2.9% to $39.3 million from $38.2 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2008 increased by 51.2% to $18.9 million from $12.5 million for the same period in the previous year. The increase in general and administrative expenses was primarily due to a net contribution of $2.3 million made to the compensation fund set up by China Dairy Industry Association for the settlement of existing and potential claims in China from families of infants affected by melamine contamination, an increase of $1.4 million in salary and social insurance in result of the increased headcount, an increase of $1.1 million in rental expenses for new office space, partially offset by a decrease of $0.3 million in legal and professional expenses associated with our cancelled public offering.

Interest Income

Interest income for the nine months ended December 31, 2008 decreased to $0.5 from $1.5 million for the same period in the previous year due to decreased bank deposits.

Interest Expense

Interest expense for the nine months ended December 31, 2008 decreased to $2.4 million from $6.2 million for the same period in the previous year, due primarily to the amortization of debt discount associated with the issuance of warrants to ABN which amounted to $2.6 million in the nine months ended December 31, 2007, and interest capitalization amounted to $1.1 million in the nine months ended December 31, 2008.

Provision (Benefit) for Income Tax

As a result of the net loss arising primarily from the cost of the product recall, we recorded an income tax benefit of $25.8 million for the nine months ended December 31, 2008, as compared to an income tax expense of $4.6 million for the nine months ended December 31, 2007. Our effective tax rate increased to 23.6% for the nine months ended December 31, 2008 from 15.0% for the same period in the previous year. This increase in our effective income tax rate was primarily due to the expirations of tax holidays enjoyed by certain subsidiaries in China. Management believes that we will be able to utilize such income tax benefit before expiration.

Net Income (Loss) Attributable to Stockholders

As a result of the foregoing, net loss attributable to stockholders for the nine months ended December 31, 2008 was $83.4 million, as compared to net income of $26.3 million for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The recent melamine contamination incident has significantly impacted our liquidity. Since the products shipped during the third fiscal quarter were used to replace the recalled products, and the damage to our reputation caused by the melamine contamination incident will take time to recover, the net sales of our nutritional products were negatively impacted in the fiscal quarter ended December 31, 2008. During the fiscal quarter ended December 31, 2008, we had significantly reduced sales while incurring substantial cash outflow for the purchase of raw materials and for operating expenses.

Accordingly, we have had discussions with local banks to obtain short term financing to support our operational needs. During the fiscal quarter ended December 31, 2008, we obtained new borrowings of $102.5 million with a weighted average interest rate of 4.87%. The loans were secured by the pledge of certain fixed assets held by the Company’s subsidiaries, pledge of land use right in Qingdao, China and pledge of cash deposits which was recorded as restricted cash. The maturity date of the short term loans from banks outstanding at December 31, 2008 range from February 2009 to December 2009. In addition to the short term loans from banks, we also borrowed from related parties short term loans amounting to $7.2 million with a weighted average interest rate of 7.28% to finance our acquisition of the He Lan Ru Niu trademarks and to support our normal operating needs. The maturity date of the short term loans outstanding from related parties at December 31, 2008 range from March 2009 to November 2009. Prior to the melamine contamination incident, cash generated from our operation activities were sufficient for normal operating needs, and financing from banks was normally related to investing activities such as expansion of our manufacturing plant.

In order to maintain sufficient funds for our operations, we have postponed the payment of certain accounts payable and required prepayment from certain customers. The payment terms of accounts payable were usually three months. We negotiated with some suppliers and extended the payment terms. Prior to the melamine contamination incident, we generally required our distributors to pay the full purchase price when they made an order, and we gave no more than 60 days of credit to selected distributors. To improve our liquidity position, we now require certain advance payments from our distributors with respect to potential orders they expect to place with us. We expect that we will resume our original policy with distributors when we recover from our tightened liquidity position.

We expect that we will have cash inflow from sales of products in the fiscal quarter ending March 31, 2009. Such cash inflow will significantly improve our liquidity situation. However we can not provide assurance in this regard.

We do not expect significant cash outflow in relation to the product recall and subsequent replacement for future fiscal quarters other than the cash outflow for the accrued freight charge of $275,000 at December 31, 2008. However, we can not provide assurance in this regard.

Our cash and cash equivalent balance decreased by $41.7 million to $55.7 million at December 31, 2008, as compared to $97.4 million at March 31, 2008.

Cash Flows from Operating Activities

Net cash used in operating activities was $66.6 million for the nine months ended December 31, 2008, as compared to net cash provided by operating activities of $16.3 million for the same period in the previous year. Net cash used in operating activities for the nine months ended December 31, 2008 was mainly due to net loss of $83.4 million, non-cash items not affecting cash flows of $7.1 million and a $9.6 million increase in working capital. The changes in working capital for the nine months ended December 31, 2008, were primarily related to a $31.3 million increase in inventories, a $58.9 million increase in accounts payable due to delayed payment as a result of our tightened liquidity position, a $9.4 million increase in accounts receivable due to our extended credit term to certain distributors, a $31.7 million increase in income tax receivable, and a $15.0 million increase in product recall provision.

After the melamine contamination incident, our main line products, such as U-Smart and Super series, and the newly acquired He Lan Ru Niu branded series, are produced with imported raw milk powder from Europe and New Zealand. The shipment from those countries to China usually takes more than one month, resulting in an increased inventory balance and an increased accounts payable balance.

Cash Flows from Investing Activities

Net cash used in investing activities was $76.9 million for the nine months ended December 31, 2008, as compared to $12.4 million for the same period in the previous year. Cash invested in purchases of property and equipment was $38.4 million and $14.4 million for the nine months ended December 31, 2008, and 2007, respectively. This increase in net cash used in investing activities is primarily due to our plant expansion to increase our production capacity prior to the melamine contamination incident, partially offset by the suspension of major investing projects in the aftermath of such event. We expect the suspension will slow down our expansion into the nutritional snack business which we expect to launch in fiscal year 2010, but it will not materially affect our production capacity to fulfill our customers’ order requirements.

Restricted cash increased by $30.9 million for the nine months ended December 31, 2008, as compared to a decrease of $2.8 million for the same period in the previous year. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of machinery and raw materials and as pledges for certain short-term borrowings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $100.0 million for the nine months ended December 31, 2008, as compared to net cash provided by financing activities of $62.7 million for the same period in the previous year. Cash provided by financing activities during the nine months ended December 31, 2008 resulted from proceeds from short term borrowing of $146.4 million, partially offset by the repayment of bank borrowing of $45.9 million.

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the estimated costs of the product recall, including inventory write-down and write-off in the fiscal quarters ended September 30, 2008 and December 31, 2008, the Company was not able to meet all the financial covenant requirements as of December 31, 2008. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.7% of the aggregate principal amount outstanding and an increase in the interest rate of 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. As of the date of the filing of this 10-Q, the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.4 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements.

In addition to the New ABN Loan, as of December 31, 2008 and March 31, 2008, the Company had short-term loans from banks in the amount of $117.0 million (including new borrowings of $102.5 million with a weighted average interest rate of 4.87% during the three months ended December 31, 2008) and $21.2 million, respectively.  The maturity date of the short term loans outstanding from banks at December 31, 2008 range from February 2009 to December 2009. The weighted average interest rate on short-term loans outstanding at December 31, 2008 and March 31, 2008 was 5.09% and 7.08%, respectively. The loans were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $30.6 million and $18.1 million as of December 31, 2008 and March 31, 2008, respectively.  The value of land use right pledged was $3.2 million and nil as of December 31, 2008 and March 31, 2008, respectively. The value of cash pledged was $31.5 million which was recorded in restricted cash and nil as of December 31, 2008 and March 31, 2008, respectively.

Apart from the short-term loans from banks, the Company also had short term loans from related parties in the amount of $7.2 million and nil as of December 31, 2008 and March 31, 2008 respectively. The maturity date of the short term loans outstanding from related parties at December 31, 2008 range from March 2009 to November 2009. The balance as of December 31, 2008 included a US dollar loan of $2.9 million and a RMB loan of 4.3 million, and the interest rates were 10.0% and 5.5% respectively. The interest rate of the US dollar loan benched mark to that of US dollar borrowing from third party. The interest rate of the RMB loan is higher than the weight average interest rate from third party as of December 31, 2008 mainly due to that Chinese government encouraged PRC banks to lower the interest rates to dairy industry entities after the melamine incident.

The Company has a capital lease agreement in place related to office buildings. The capital lease obligations of $5.5 million are included in long-term debt.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations.” as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

 Capital Expenditures

Our capital expenditures for the nine months ended December 31, 2008 was $61.8 million, primarily in connection with expansion of our production plants. In order to meet our immediate working capital needs in the aftermath of the melamine contamination incident, we have temporarily postponed projects that are not urgently needed for our operations such as our baby beverage project and the furnishing of our head office building. We will consider resuming these projects when our operations are back to normal.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosures about market risk during the three and nine months ended December 31, 2008. For additional information, please refer to Item 7A "Quantitative and Qualitative Disclosures about Market Risk" as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting as identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, continues not to be effective as of December 31, 2008.

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

Remediation and Changes in Internal Control over Financial Reporting

The Company has discussed the material weakness and deficiencies in its internal control over financial reporting with the Audit Committee of the Board of Directors. Specific remedial actions have been taken to reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) during recent fiscal quarters, which include (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, and (2) training accounting personnel at our subsidiaries to ensure the right complement of knowledge and skills. The Company has also strived to continuously improve its period-end closing procedures by (1) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (2) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (3) developing better monitoring controls at Corporate Accounting and at our subsidiaries. During the most recent fiscal quarter, the Company also reinforced the corporate internal audit team by recruiting a qualified internal audit manager and several internal audit staff.

In addition, remediation actions have been implemented to address the deficiencies described above. These actions included: (1) implementing a formal training program and training of all key employees, especially new hires, on our antifraud programs, corporate governance guidelines, and business ethics; (2) reorganizing the stock count process by including staff from different departments to ensure adequate segregation of duties; (3) introducing tighter controls which include regular checks and alerts to manage staff cash advances; and (4) increasing the level of security within our computer operating system and applications through keeping a record of audit logs and performing regular review of such audit logs and implementing adequate password controls.

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

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the SEC and describes the various risks and uncertainties to which we are or may become subject to. At December 31, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2008, except as set forth below:

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

On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine, or China AQSIQ, announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the recent illness and deaths of infants and children in China. To date, there have been six reported deaths and approximately 290,000 children have suffered kidney-related illness due to the contaminated infant formula of one of our competitors. This contamination incident has resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, has declined significantly. We have recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The initial estimated cost of this action was $77.4 million which was recognized as a charge to cost of sales and selling and distribution expenses in our consolidated statement of income for the fiscal quarter ended September 30, 2008. During the three months ended December 31, 2008, we recognized an additional product replacement expenses of $9.9 million in cost of sales and an additional freight charge of $0.3 million in selling and distribution expenses. These costs are still subject to finalization, and we cannot assure you that this will be the total cost for the recall or that the total cost will not significantly exceed our estimates.

Although we have not confirmed any cases of kidney-related or other illnesses caused by our products, we cannot assure you that such cases will not surface in the future. The Chinese government has provided medical screening, treatment, and care for consumers affected by melamine contamination in infant formula products. We have contributed a net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination. We cannot assure you that the Chinese government will not seek further reimbursement from dairy and formula product manufacturers, including us.

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

As a result of losses associated with the recent melamine contamination incident in China, we have not been able to meet certain financial covenants under our credit facility and may incur additional expenses in connection with the change of loan arrangements.

As a result of the recent melamine contamination incident, we have incurred substantial losses for the quarters ended September 30, 2008 and December 31, 2008 from product recall and inventory write-off. Though we expect this to be a short-term financial challenge for us, we have not been able to meet the financial covenants set forth in our credit facility for the quarters ended September 30, 2008 and December 31, 2008, and will possibly continue to experience difficulty meeting the financial covenants for the next several quarters. We are requesting the lenders to grant us a waiver of financial covenants and amend loan agreements with us. There can be no assurance that we will be able to obtain such waiver on terms and conditions acceptable to us. We expect that in consideration for the waiver, we will be subject to increased interest rates and additional fees as a result of downgrading of our credit rating by the lenders due to the melamine contamination incident as well as the current market disruption. If we are unable to obtain the waiver, we will be in default and may be required to prepay the outstanding loans as a result of the default. We may not be able to refinance our debt on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all, under the current market condition.

Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

We have, in the past, obtained loans and sold our common stock to raise additional capital. Our business requires significant capital and although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. For example, the recent melamine contamination incident has significantly impacted our liquidity due to our product recall and required us to obtain additional funding through short-term loans for working capital purposes after the incident. In addition to these short-term loans, we may need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Due to the current stock market conditions, we have terminated our proposed public offering of common stock in the fiscal quarter ended September 30, 2008. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, or if we fail to comply with our debt covenants, we will be in default. In addition, changes in our debt rating due to the recent melamine contamination incident could have a material adverse effect on our interest costs and financing sources. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We have recently incurred operating losses and our future profitability is uncertain; this may have a harmful effect on our business and the value of our common stock.

        As a result of the recent melamine contamination incident, we have incurred substantial losses for the quarters ended September 30, 2008 and December 31, 2008 from product recall and inventory write-down and write-off. Though we expect this to be a short-term financial challenge for us, we believe the contamination incident has negatively impacted our brand and reputation in China and may impact our future revenues. We have incurred expenses relating to the melamine contamination incident and we may incur more expenses in the future relating to expanding our production capacity or other investments or acquisitions we may decide to pursue. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis. Given our planned operating and capital expenditures as well as our overall business plan, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may continue to incur losses. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

We may face liquidity challenges to meet our debt obligations and may require additional funding in the future.

        We had positive cash flow from operations of $16.3 million for the nine months ended December 31, 2007, but we had negative cash flow from operations of $66.6 million for the nine months ended December 31, 2008. At December 31, 2008, we had short-term debt of $158.7 million, consisting of short-term loans from banks in the amount of $117.0 million, an additional $7.2 million in short-terms loans from related parties, and $34.4 million under the New ABN Loan which has been reclassified as a current liability since we did not meet our financial covenants under the loan as of December 31, 2008. The majority of our short-term debt will become due by December 31, 2009. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. We believe the contamination incident has negatively impacted our brand and reputation in China and may impact our future revenues. As a result, we cannot be assured that our revenues will provide cash flow in excess of our cash needs, and we therefore may have negative cash flow in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business.

We also purchase milk powder from third-party producers and any disruption in this source of milk powder could materially and adversely affect our business and results of operations.

From time to time, we also purchase milk powder from third-party producers. Approximately 15% of our milk powder was produced by third-party producers for the fiscal year ended March 31, 2008. While these arrangements help us manage operating costs and address production capacity constraints, they also reduce our direct control over a portion of our production. As our third-party producers are not legally obligated to supply us with milk powder, we cannot assure you that they will always meet our demand. They may encounter capacity constraints or may be unable or unwilling to provide us milk powder in required quantities or at acceptable costs. Our inability to find or develop alternate third-party producers, if required, could result in delays or reductions in production and product shipments. Moreover, these third-party suppliers may delay milk powder shipments or supply us with inferior quality milk powder that may adversely impact the timely delivery or the quality of our products. For a more detailed description of risks associated with product quality, see “Risk Factors — We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.”

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and December 31, 2008, the price of our common stock, as reported on Nasdaq on which our common stock has traded, ranged between $7.30 and $52.24. Though we believe the recent fluctuation resulted mainly from the melamine contamination incident and the current worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: February 9, 2009	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer