Form 10-K
period 2009-03-31
Synutra International, Inc.
filed 2009-06-15
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - MARCH 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market, was $362.3 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 12, 2009, there were 54,000,713 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

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

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 31, 2009, which was RMB6.8359 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 12, 2009, the middle rate was RMB6.8325 to $1.00.

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

ITEM 1. BUSINESS

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESS

We are a leading infant formula company in China. We principally produce, market, and sell our products under the “Shengyuan,” or “Synutra,” name, together with other complementary brands. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of March 31, 2009, this network comprised over 480 distributors and over 800 sub-distributors who sell our products in over 65,000 retail outlets.

We entered into the prepared baby food business in October 2008 by acquiring the business from Beijing Huilian Food Co., Ltd. We also began our nutritional ingredients and supplements business, which include the production of Chondroitin sulfate, and processing of microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”), at Meitek Technology Co., Ltd., one of our PRC subsidiaries.

In September 2008, our business was severely interrupted by the melamine contamination incident in which the products of 22 Chinese formula producers, including ours, were found to be contaminated by melamine, a substance not approved for use in food and linked to approximately 300,000 kidney illnesses among infants and children in China. We believe that the melamine contamination was resulted from tainted milk supplies provided by third-party suppliers in the Hebei and Inner Mongolia regions of China. We did not add the melamine to the affected products and our normal testing procedures, which are carried out in accordance with Chinese government health regulations and requirements and internationally-accepted quality control procedures, were not equipped to and did not detect the melamine contamination. On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine. The melamine contamination incident severely damaged our reputation and our business suffered significant losses from product recall, inventory write down/write-off and subsequent loss of sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, there can be no assurance that additional issues will not be identified in the future and this may have an adverse effect on our results of operations.  See Part I - Item 1A. Risk Factors - We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, could harm our reputation and damage our brand, and adversely affect our results of operations.

Due to the significant reduction of sales caused by the melamine contamination incident and replacement of recalled products, our net sales for the fiscal year ended March 31, 2009 decreased by 13.7% to $312.5 million from $362.1 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2009 decreased by 71.4% to $53.4 million from $186.5 million for the prior fiscal year. Our net loss for the fiscal year ended March 31, 2009 was $100.5 million, as compared to net income of $45.7 million for the prior fiscal year. The net loss for the fiscal year ended March 31, 2009 compared to the prior fiscal year was attributable primarily to the significant cost of product recall and decreased sales from the second half of September 2008 to March 2009.

CORPORATE STRUCTURE AND HISTORY

We are a Delaware holding company and conduct substantially all of our business through our operating subsidiaries in China. We own all or majority of the equity interests in our operating subsidiaries, directly or indirectly, through Synutra, Inc., or Synutra Illinois, an intermediate holding company. Synutra Illinois was incorporated in Illinois in 2000 and has no other significant assets and operations of its own. Our corporate structure reflects common practice for companies with operations in the PRC where separate legal entities are often required or advisable for tax or administrative reasons.

We began our business operations in China in 1998. In a series of related transactions between 2003 and 2005, Synutra Illinois acquired all the interest in our operating subsidiaries in China.

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

On May 24, 2007, we entered into a Common Stock Purchase Agreement with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we sold to Warburg 4,000,000 shares of common stock for an aggregate purchase price of $66 million. The closing of the transaction took place on June 15, 2007.

The following is a brief description of our major operating subsidiaries in China.

•
Shengyuan Nutritional Food Co., Ltd., or Shengyuan Nutrition, formerly known as Qingdao St. George Dairy Co., Ltd., located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the dry-blending, packaging, shipping and distribution of all of our powdered formula products.

•
Heilongjiang Mingshan Dairy Co., Ltd., or Mingshan, formerly known as Luobei Shengyuan Dairy Co., Ltd., located in Luobei, Heilongjiang, China, was established in April 2001 and is engaged in raw milk processing and the production of powdered formula. Synutra Illinois acquired 67% and 33% of the ownership interest in Mingshan from Sheng Zhi Da and Xiuqing Meng, the wife of Liang Zhang, our chairman and chief executive officer, respectively, in January 2005.

•
Zhangjiakou Shengyuan Dairy Co., Ltd., or Zhangjiakou, located in Zhangjiakou, Hebei, China, was established in March 2004 with Synutra Illinois and Sheng Zhi Da holding 40% and 60%, respectively, of its equity interests and is engaged in raw milk processing and the production of powdered formula. Synutra Illinois acquired the remaining 60% ownership interest in Zhangjiakou from Sheng Zhi Da in April 2005.

•
Inner Mongolia Shengyuan Food Co., Ltd., or Inner Mongolia Shengyuan, located in Zhenglanqi, Inner Mongolia, China, was established in September 2006 and has been constructing its production facilities since its establishment. Inner Mongolia Shengyuan is expected to commence production of nutritional food products in late 2009.

•
Inner Mongolia Mengyuan Food Co., Ltd., or Mengyuan, located in Fengzhen, Inner Mongolia, China, commenced operations in July 2007 and is engaged in raw milk processing. Mengyuan was acquired by Zhangjiakou from its then shareholders in November 2006.

•
Meitek Technology (Qingdao) Co., Ltd., or Meitek, formerly known as Mei Tai Technology (Qingdao) Co, Ltd. located in Qingdao, Shandong, China, was established in November 2006 to produce certain nutritional supplements and ingredients. Meitek began operations in October 2008.

•
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd., or Baoquanling, located in Junchuan, Heilongjiang, China, is engaged in raw milk processing and the production of powdered formula. Liang Zhang previously owned an 80% interest in Baoquanling. We acquired Zhang Liang’s equity interest in Baoquanling for $1.4 million in May 2007. Immediately after the acquisition of this equity interest, we made an aggregate capital injection of $29.7 million into Baoquanling and, as a result, our ownership interest in Baoquanling increased to 99%.

•	Beijing Shengyuan Huiliduo Food Technology Co., Ltd., or Huiliduo, located in Beijing, China, was established in July 2008 to produce prepared baby food.

•
Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008 and is engaged in diagnostic services for pregnant women. As of March 31, 2009, Huimin had not commenced its operations.

The following chart which includes major subsidiaries reflects our organizational structure as of the date of this Form 10-K.

OUR BRANDS

We primarily market our products under the Synutra, or Shengyuan, name which has been associated with infant formula products in China for more than 10 years. In addition to the Synutra, or Shengyuan name, our products are marketed in China under brands that we have developed through our national sales and marketing efforts.

Synutra Family of Brands

The Synutra family of brands includes several of China’s leading infant formula and children’s nutrition brands, including Super and U-Smart. We have positioned the Synutra family of brands as high quality brands, which provide unique, clinically supported health and developmental benefits. The Synutra family of brands features products that include DHA and ARA, which support brain, visual and nervous system development for infants. Building upon the strength of our brand equity, we have extended the Synutra family of brands into the fast growing children’s nutrition market, such as prepared baby foods.

Complementary Brands

In addition to the Synutra family of brands, we market several other brands targeted at various consumer segments and designed to meet the nutritional needs of broad consumer populations in China. These brands include the Mingshan (powdered formula), Helanruniu or Holsteina (adult formula), Meitek (nutritional supplements), and Huiliduo (prepared baby foods).

OUR PRODUCTS

Our nutritional products are grouped by category of production process and usage as well as internal resources allocation: (1) powdered formula, (2) baby foods and (3) nutritional ingredients and supplements. Sales of powdered formula, baby foods and nutritional ingredients and supplements comprised approximately 91.1%, 0.1% and 8.8% of our net sales for the fiscal year ended March 31, 2009.

Powdered Formula Products

Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan which was launched in October 2008 and Helanruniu, or Holsteina, which was launched in December 2008. Infant formula is our primary product line in the powdered formula segment, accounting for 85.9%, 84.8% and 72.3% of our total net sales for the fiscal years ended March 31, 2009, 2008, and 2007, respectively.

Each of our Super, U-Smart and Mingshan product lines has multiple formulations designed to meet nutritional requirements and help promote a baby or child’s healthy growth at each developmental stage. We endeavor to bring our infant formula products closer to breast milk. We have devoted resources to extensively adjust our product portfolio, upgrade our product lines, and add new products or line extensions to respond to market needs and target a wider group of consumers. To meet consumer expectations, we also periodically upgrade our product concepts, packaging, and pricing of our products.

We supplement our powdered infant formula products with other nutritional products for both adults and children. Our products are targeted at, and come in formulations that are developed to address specific types of consumer profiles, such as middle-aged and elderly consumers with cardiologic health issues, diabetic conditions, and calcium deficiency. Furthermore, we have developed a product specially designed for young adults to address their calcium and other nutrient fortification needs. Our products for women and young adults have also undergone product extensions and upgrades to further clarify the health and nutritional message and product image we intend to convey.

We continue to improve our rice cereal products as supplemental and functional foods to our powdered infant and children formula products. These improvements included upgrades to packaging as well as product extensions with new functionalities, new tastes and flavors, and new protein sources such as fish and chicken.

Baby Food Products

Baby food segment covers the sale of prepared baby food and nutritional snacks for babies and children. It includes the brand of Huiliduo which was launched in the fiscal quarter ended March 31, 2009 and the nutritional snacks component which we expect to launch in fiscal year 2010. These products are designed to be part of a child’s appropriate diet with enhanced nutrition value at different stages of development.

Nutritional Ingredients and Supplements

Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, microencapsulated DHA and ARA. In the past, we had sourced and exported chondroitin sulfate, a nutrient for joint health, to U.S. industrial customers through our exclusive third-party agent. With the completion of our Meitek facilities in October 2008, we will be able to produce chondroitin sulfate ourselves. In addition, our Meitek facilities can produce microencapsulated DHA and ARA powders and other nutritional ingredients and supplements for our own use and also for external industrial customers.

PRODUCTION

Powdered Formula Processing

Processing of our powdered formula begins with the collection and preparation of raw milk from dairy farmers. Local dairy farmers bring their dairy cattle to collection stations owned by us or third parties where raw milk is automatically received using fully enclosed, stainless-steel vacuum milking machines. These collection stations collect and transport the raw milk to our production facilities which are located within 100 kilometers of these milk collection stations, except for our Qingdao facility. Although raw milk can remain fresh for up to 72 hours, we normally process it within 24 hours.  Once received, the raw milk will no longer have any contact with air and is immediately processed with refrigeration equipment that cools the raw milk within four seconds to approximately four degrees Celsius.  The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying. Spray-dried milk powder is transported to our Qingdao facility for further processing or stored locally for commercial resale.

At the Qingdao facility, dried milk powder is mixed in large automated mechanical mixers with whey protein powder and other additives in a method know as dry-blending. Our dry-blending equipment can automatically adjust the level of ingredients to achieve the complex formulations required by our premium products. The resulting milk powder is then checked to ensure proper granule size before packaging and distribution.

Since the melamine contamination incident, we have been using imported milk powder from Europe and New Zealand for our Super, U-Smart and Holsteina brands. Currently, milk powder produced at our own facilities is mainly used for commercial resale. Only the Mingshan series of products continues to use locally produced raw milk. At our Mingshan facilities, sterilized raw milk is mixed with whey protein powder and other nutrients to the specifications of product formula through wet mixing method. The resulting mixture is then spray dried into milk powder and transported to our Qingdao facility for final packaging.

Packaging

The bulk of our powdered formula and other nutritional products come in three types of retail packaging: tin canisters, standup/display pouches, or sealed packages in a box. All packaging labels carry product information, nutritional profile, user instructions, product tracing data and shelf life date, product certification status, quality control and assurance remarks, manufacturer contact information, as well as customer service information that comply with PRC labeling requirements. Selected products are also retail-packaged in single-use sizes. Before any product leaves our packaging facility to distributors, we generally engage in an extensive testing and inspection of the final product.

Production and Packaging Facilities

Our processing and packaging facilities are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen, Zhenglanqi and Junchuan. These facilities encompass approximately 114,000 square meters of office, plant, and warehouse space. Our packaging and distribution headquarters located in Qingdao includes over 2,330 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified. We also have leased office space in Beijing covering approximately 6,000 square meters. Synutra Illinois leases an executive office in Rockville, Maryland, United States.

We currently own and operate five processing facilities and one packaging facility for our powdered formula production. As of March 31, 2009, we had raw milk processing capacity of 40,000 tons per year, packaging capacity of 82,000 tons per year and dry-blending processing capacity of 73,000 tons per year.

Our Qingdao facility serves as our packaging plant. Various ingredients, such as milk powder milk, whey protein powder and nutritional additives arrive at our Qingdao facility from our production facilities and our suppliers, and the Qingdao facility repackages ingredients into retail-size tin canisters or stand up/display pouches or sealed packages in boxes. This packaging facility also provides inventory control and logistics management, product quality monitoring and product development assistance. As of March 31, 2009, our packaging facility had an installed capacity of 82,000 tons per year.

Our production facility for prepared baby foods is located in Beijing. As of March 31, 2009, this facility had a processing capacity of 3.6 million jars per year.

Our production facility for nutritional snacks is located in Zhenglanqi, Inner Mongolia. This facility, upon completion in the later half of 2009, is expected to have processing capacity of 80,000 tons per year.

Our production facility for nutritional ingredients and supplements is located in Qingdao. As of March 31, 2009, this facility had a processing capacity of 700 tons per year for chondroitin sulfate, 1,000 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders and other nutritional ingredients.

For information with respect to the installed capacity, location and function of our processing and packaging facilities, see “Item 2. Properties”.

RAW MATERIALS AND SUPPLIERS

Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. A key ingredient for our powdered formulas is high-quality raw milk. We pay market prices, or premium prices in certain regions for our raw milk. Our milk suppliers are primarily dairy farmers located throughout Heilongjiang and Hebei provinces and Inner Mongolia.

In the aftermath of the melamine contamination incident, we decided to use imported milk powder for the production of our higher end powdered formula products. We currently source the majority of milk powder from Europe and New Zealand.

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

Based on our experience, prices of milk powder and whey protein powder can fluctuate over relatively short periods of time depending on market conditions. Our sourcing team carefully monitors price movements and makes major purchases at times when prices are low, subject to projected customer order flow and other factors.

Some of our powdered milk products, including our powdered infant formulas, also include additives such as DHA and ARA fatty acids and other nutritional additives. DHA and ARA fatty acids are long-chain poly-unsaturated fatty acids found in breast milk that are believed to aid in the development of an infant’s brain, eyes and nervous system. Studies have suggested that DHA and ARA fortification can replicate some of the nutritional benefits of breast milk in infant formulas. Currently we are producing microencapsulated DHA and ARA powders at our Meitek facility which began operations in October 2008 for both internal use and external sales.

We use vegetable oils in our dry-spraying powder infant formula production processes as a binder for the dry ingredients, helping diminish the occurrence of “lumpiness” or uneven texture when reconstituting powdered infant formula.

We purchase animal cartilage from third-party suppliers, including overseas slaughtering houses, for the production of chondroitin sulfate, a substance that provides nutrients for joints, tendon, ligaments and bones.

Suppliers and Supplier Arrangements

Prior to September 2008, we were able to meet our milk powder production needs by purchasing raw milk on the open market in established dairy regions in northern and northeastern China. We generally negotiate the purchase price of raw milk with many dairy farmers and cooperatives.

Since the melamine contamination incident, we have been purchasing milk powder from Europe and New Zealand. We generally negotiate the prices for each separate purchase on spot and do not sign long term contracts with our suppliers.

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

SALES AND DISTRIBUTION

Sales

We generally sell our products directly to distributors and in limited circumstances directly to retailers. Our recent marketing efforts for our nutritional products have focused on extending retail coverage in terms of geography and market sectors. Our sales and marketing approach combines advertising, brand-building and store-level promotions. Our sales team of more than 300 individuals use our customer relations management, or CRM, database in order to acquire, process, and manage targeted customer information.

We have built a sales network that currently covers 29 provinces and provincial-level municipalities. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to twenty urban sales areas which act as an independent operating unit, while each urban sales area covers three to twenty county sales areas. As of March 31, 2009, we had a sales and marketing force of 3,400 employees, complemented by more than 16,000 commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

Although we sell primarily to our distributors and a few resellers, our sales teams work directly with each outlet to manage the sales process and to collect customer and purchasing related data. We use multiple criteria to select our distributors, including reviewing each potential distributor’s financial condition. We intend to expand our sales organization into additional cities and municipalities that we do not currently serve. Our city managers have their own monthly budgets and budgetary responsibility, empowering them to plan and execute their sales and marketing plans without further budgetary approval of the provincial managers. City managers are also rotated periodically between various cities. We have recently set up a sales budget management team to manage our sales expenses and to supervise the execution of our budgeting plan. This team reports directly to the president of marketing and sales.

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

Distribution

We primarily work directly with over 480 distributors, who in turn work with over 800 sub-distributors, and more than 65,000 retail outlets. Our packaging subsidiary, Shengyuan Nutritional Food, also serves as our national distribution center for our distributors in China. We generally require our distributors to pay full purchase price for our products in cash prior to delivery. Starting from the beginning of 2007 and prior to the melamine contamination incident, we have offered no more than 60 days of credit for our products to selected distributors. In light of the financial difficulties experienced by our distributors as a result of the melamine contamination incident, we have extended credit periods to no more than 90 days to more distributors. In addition to our credit policies, we ask our distributors to provide monthly inventory reports for us to monitor their inventory levels. Our sales personnel also regularly inspect distributors’ inventories to identify and control any potential inventory buildup by our distributors. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

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

We currently distribute our nutritional products across China. Our logistics center in our Qingdao facilities occupies an area of 39,000 square meters. This logistics center can currently dispatch 4,800 tons of our products for shipment to our distributors per month. Our Qingdao facility also has the capability to respond to urgent requests for product shipments within an average of five days.

We currently work with approximately 27 transportation companies to transport our goods directly from our Qingdao facilities to distributors in a timely and efficient manner.

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

We started nationwide television advertising coverage in September 2006. In certain cases, we supplement our nationwide television coverage with local television coverage. We also pursue advertising over the Internet. Our advertising spending was $72.8 million, $30.3 million and $16.4 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. This increase enabled us to secure prime-time placements with China Central Television and other premium regional or satellite television stations. In the aftermath of the melamine contamination incident, we also intensified our efforts to improve our corporate image and brand name and to recover our lost market share.

Marketing and Promotion

As part of our sales and marketing approach, our sales force works with more than 7,400 healthcare facilities across China to provide maternity, infant nutrition and health education programs. We have also established a national customer service call center providing live and toll-free information support to consumers in prenatal, nursing, baby care education, product information, and complaint and dispute resolution.

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

Since the melamine contamination incident, we have been importing a large quantity of milk powder from Europe and New Zealand. All of our milk powder imports are inspected by China’s import-export inspection and quarantine authorities at landing. In addition, our Qingdao laboratory tests each batch of imported milk powder using the strictest standards for quality assurance.

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

During the fiscal years ended March 31, 2009, 2008 and 2007, we spent approximately 0.3% of net sales per year on research and development.

COMPETITION

The infant formula industry in China is highly competitive. We generally compete with both multinational and domestic Chinese infant formula producers. Competitive factors include brand recognition, perceived quality, advertising, formulation, packaging and price. Many of our competitors have significant market share in the markets we compete in. Our principal competitors can be classified generally into the following two groups:

Multinational Producers

•	Abbot Laboratories’ Ross Products Division, a U.S. producer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas;

•	Mead Johnson Nutrition Co., or Mead Johnson, formerly a Bristol-Myers Squibb Company Division, a U.S. producer and distributor of the Enfamil family of formulas;

•	Groupe Danone SA’s Numico division, or Numico, a Dutch producer of baby foods, which sells and markets infant formula products in China under the Dumex brand;

•
Nestlé Suisse SA, or Nestlé, a Swiss producer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation; and

•	Wyeth, a U.S. producer and distributor of infant formula sold under private label brands.

Domestic Producers

•	Inner Mongolia Yili Industrial Group Co., Ltd., or Yili, a PRC producer and distributor of liquid and powdered milk under their Yili brand;

•	Beingmate Group Company Limited, or Beingmate, a PRC producer and distributor of infant formula products under their Beingmate brand;

•	Guangdong Yashili Group Co., Ltd., or Yashili, a PRC consumer brand marketer which sells a line of infant formula products under their Yashili brand; and

•	American Dairy, Inc., a PRC producer and distributor of milk formula products under their Feihe brand.

According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 78.4% of total infant formulas sold in China in 2008. Among the top ten participants in the infant formula market, we believe top domestic companies such as us are competing increasingly more effectively with multinational producers.

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

We have 69 registered trademarks in China, one registered trademark in Hong Kong, and one registered trademark in the United States. Additionally, we have 143 trademark applications pending approval in China.

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

OUR EMPLOYEES

As of March 31, 2009, we employed approximately 6,200 employees in all of our facilities, with approximately 600 management staff and research and development employees, approximately 2,200 production employees, approximately 3,400 sales and marketing employees, including approximately 300 database sales and marketing specialists, approximately 700 employees working on educational programs in healthcare facilities, and approximately 50 customer relations employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

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

REGULATION

The food industry, of which nutritional and infant formula products form a part, is subject to extensive regulations in China. This section summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

•	the PRC Product Quality Law;

•	the PRC Food Hygiene Law;

•	the Access Conditions for Dairy Products Processing Industry;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Raw Milk Collection Standard;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards; and

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children.

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

As a result of the melamine contamination incident, the PRC government authorities have conducted several dairy industry inspections. In addition to the initial 22 companies implicated in the incident, these subsequent government inspections have identified other companies with unacceptable contamination in their products. On October 7, 2008, the State General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) issued a national standard on the detection of melamine in raw milk and dairy based products. On October 9, 2008, the State Council promulgated with immediate effect a Regulation for the Quality and Safety Supervision of Dairy Based Products, which, among other things, imposes more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. This regulation also established a “Black-List” system to ensure that illegal business operators in the dairy production chain are timely disclosed and severely punished.

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

We are periodically inspected by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in compliance with the relevant PRC environmental laws and regulations.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Historically we reported our results as a single reporting segment in the financial statements since operating segments such as the nutritional ingredients and supplements segment was under construction with minor operating expenses and had not met the quantitative threshold as described under SFAS 131 "Disclosure about Segments of an Enterprise and Related Information". In this fiscal year, we expanded the number of reportable segments from one to three segments, which are powdered formula, baby food and nutritional ingredients and supplements, in order to better reflect the manner in which management analyzes the Company’s performance. Please refer to Note 17 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

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

RISKS RELATED TO OUR BUSINESS

We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, could harm our reputation and damage our brand, and adversely affect our results of operations.

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

On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine, or China AQSIQ, announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the recent illness and deaths of infants and children in China. To date, there have been six reported deaths and approximately 300,000 children have suffered kidney-related illnesses due to the contaminated infant formula of one of our competitors. This contamination incident has resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, has declined significantly. We have recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The initial estimated cost of this action was $101.5 million which was recognized as a charge to cost of sales, selling and distribution expenses and general and administrative expenses in our consolidated statement of income for the fiscal year ended March 31, 2009. These costs are still subject to finalization, and we cannot assure you that this will be the total cost for the recall or that the total cost will not significantly exceed our estimates.

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

We believe the contamination incident has already negatively impacted our brand and reputation in China. It has also affected investor confidence in us as reflected by the significant decrease in our stock price since September 16, 2008. We cannot predict the long term effect this recall and the negative publicity associated with the contamination incident will have on our reputation among our customers, consumers and investors. Our results of operations and financial position would be severely impacted if we have failed to accurately estimate the costs of this product recall or if our customers and consumers cease to purchase our products as a result of the contamination incident.

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

Our business requires certain key raw materials, such as raw milk, milk powder and whey protein powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. We do not have guaranteed supply contracts with any of our raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey protein powder and imported milk powder. After the melamine contamination incident, we have started to import milk powder from Europe and New Zealand for our U-Smart, Super and Helanruniu, or Holsteina products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

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

Finally, certain suppliers of raw materials within our supply chain may intentionally or inadvertently contaminate our raw material supplies or provide us with substandard raw material supplies that adversely impact the quality of our products exposing our customers to health risks and damaging our reputation, brand and financial condition. For a more detailed description of this risk, and in particular the impact of the recent melamine contamination incident in China, see Part 1 - Item 1A. Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, could harm our reputation and damage our brand, and adversely affect our results of operations.

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

We might face inventory write-down if milk powder inventory continues to increase and milk powder prices continue to decline.

Since the melamine contamination incident, we have been using imported milk powder for the production of our Super, U-Smart, and Helanruniu series of products. In the meantime, our domestic production facilities continued to purchase raw milk locally to produce milk powder for commercial resale and for our Mingshan series of products. Due to the decline in the consumption of dairy based products in the PRC as a result of the melamine contamination incident and the significant increase in milk powder imports, there has been a nationwide inventory build up of domestically produced milk powder in the PRC. According to the Dairy Industry Association of China, as of March 31, 2009, surplus milk powder inventory in the PRC was estimated at 300,000 tons and is expected to continue to rise. Such inventory build up has caused a significant decline in milk powder prices. If milk powder inventory continues to rise and the milk powder prices continue to fall, we might face significant inventory write-down which will adversely affect our financial results.

Any major outbreak of illness or disease relating to cows in China and in the regions in which we import milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder, and could result in consumers avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

A major outbreak of any illness or disease in cows in China and globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying our raw milk and milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder. Limited cases of bovine TB have occurred in several parts of China in the past. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation. In addition, in the aftermath of the melamine incident, we purchase a significant portion of our milk powder from overseas suppliers, mainly in Europe and New Zealand for our U-Smart, Super and Helanruniu, or Holsteina products. We may be unable to exercise the same degree of quality control over these overseas suppliers as we can over our own facilities. Any quality problems associated with the milk powder produced by these suppliers would also affect our products’ quality and lead to negative publicity against us, adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share. For example, the recent melamine contamination incident in China has resulted in certain of our products being contaminated, impacting our brand and reputation.

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

For example, the recent melamine contamination incident in China has resulted in certain of our products being contaminated. As a result, lawsuits have been filed against us in both China and the U.S. by Chinese families alleged to have been affected by melamine contamination, seeking compensatory and punitive damages. See “Item 3 - Legal Proceedings.” We may incur significant legal expenses and be subject to significant monetary damages in connection with such claims, which may adversely affect our results of operations and further harm our reputation and damage our brand. Further, we cannot assure you that we will not become subject to future product liability claims in connection with the melamine contamination incident. See “Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and damage our brand and adversely affect our results of operations.”

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

We do not sell our products directly to our end customers. Instead, we primarily rely on third-party distributors and sub-distributors for the sale and distribution of our products. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of March 31, 2009, this network comprised over 480 distributors and over 800 sub-distributors who sell our products in over 65,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions and cities, and are also responsible for developing the sub-distributors located in their own regions and cities. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

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

We have plans to increase our annual production capacity to meet an expected increase in demand for our products. Our decision to increase our production capacity is based in part on our projections of increases in our sales volume and growth in the size of the infant formula product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and have idle capacity, which may materially and adversely affect our financial condition and results of operations. Our future success depends on our ability to expand our business to address expected growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

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

Part of our strategy involves the development of new products and new business segments, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results would be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. We have also entered into new business segments such as the prepared baby food and nutritional snacks segment, and the nutritional ingredients and supplements segment. Our future research and development efforts will focus on expanding our product offerings beyond dairy-based nutritional products and into new products segments such as nutritional snacks and, prepared baby food. If we fail to timely develop these and other new products or if we incorrectly gauge market demand for such new products, we may not be able to grow our sales revenue at expected growth rates and may incur expenses and capital expenditure costs relating to the development of new products that are not offset by the sales they generate.

We operate in a competitive environment, which may lead to declining revenue growth or other circumstances that would negatively affect our results of operations.

The market for pediatric nutritional products is competitive, and we believe that competition in this market will continue to intensify. We believe that the principal competitive factors in our markets are brand recognition, perceived quality, advertising, formulation, packaging, and price. We face significant competition from a number of competitors, including multinational companies, such as Abbot Laboratories’ Ross Products Division, Mead Johnson, Nestle, Numico and Wyeth, and domestic companies, such as Beingmate, Yashili, Feihe and Yili. See “Item 1. Business—Competition”. Many of our competitors have longer operating histories, greater name recognition, significantly larger market shares, access to larger customer bases and significantly greater economies of scale in financial, sales and marketing, production, distribution, technical and other resources than we do. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, greater amounts of incentives and subsidies for distributors, retailers and customers and more advanced processes and technologies. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors that are better able to compete as end-to-end suppliers as well as competitors who are more specialized in particular areas and geographic markets. This could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, as a result of the recent melamine contamination incident, customers have lost confidence in infant formula produced by domestic companies for the time being, which gives multinational infant formula companies an advantage over us.

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

If we grant employee stock options and other stock-based compensation in the future, we will be required to recognize stock-based compensation expense, which would adversely affect our results of operations.

As of the date of this Form 10-K, we have not granted any stock-based compensation and thus have not been required to reflect any such expenses in our results of operations. We adopted a stock -based compensation plan in June 2008 and intend to grant certain employees and directors stock-based compensation, which we believe will be important to attract and retain key personnel. We will be required to account for compensation costs for all stock options, including stock options granted to our directors and employees, using the fair value method and recognize the expense in our consolidated statement of operations in accordance with Statement of Financial Accounting Standard No. 123-R, "Share-Based Payment" which may have a material adverse effect on our results of operations.

We have previously experienced certain material weaknesses and deficiencies with our internal control over financial reporting. Among other things, our previous material weaknesses and deficiencies have made it necessary for us to restate certain of our financial statements in the recent past. Any further failure to accurately report our financial results, including any resulting restatement, could result in harm to our business, loss of investor confidence in our financial reporting and a lower trading price of our common stock, or possibly lead to the delisting of our common stock by the Nasdaq Global Select Market.

Due in part to material weaknesses and deficiencies in our internal control over financial reporting, we were required to restate our financial statements for the fiscal years ended March 31, 2006 and 2007, for the year ended December 31, 2004, for the transition period for the three months ended March 31, 2005 and for the fiscal quarters ended June 30, 2006, September 30, 2006 and December 31, 2006. In connection with the review of our financial statements for the fiscal year ended March 31, 2008, our independent registered public accounting firm and our management identified certain material weaknesses and significant deficiencies. A material weakness is defined by the Public Company Accounting Oversight Board, or PCAOB, as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is defined by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Due to the material weaknesses and significant deficiencies in our internal control over financial reporting—as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end and period-end closing process and the resulting restatements—we previously concluded in our prior SEC filings that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level, and, prior to the restatement of certain prior periods, that investors should not rely on our prior financial statements. We have taken steps to remediate our material weaknesses and deficiencies in our internal control over financial reporting, and we believe that the material weakness identified as of March 31, 2008 has been fully remediated, see “Part II. Item 9A. Controls and Procedures.” As a result, our management has concluded that our internal control over financial reporting was effective as of March 31, 2009, and our independent registered public accounting firm has issued an attestation report, which has concluded that our internal control over financial reporting is effective in all material respects. However, there remains one significant deficiency and four deficiencies in our internal control over financial reporting which we are in the process of remediating but which have not been fully remediated, see “Part II, Item 9A. Controls and Procedures.” There can be no assurance that these deficiencies will not contribute to, or cause, possible material weaknesses in the future or, that we will be able to implement effectively new or improved controls or that our management or our independent registered public accounting firm will determine that our disclosure controls and procedures or our internal control over financial reporting will be effective in the future. Moreover, a lack of effective internal control over financial reporting in the future could cause us to fail to provide accurate financial statements or fail to meet our reporting obligations, either of which could cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our common stock. Our failure to meeting our reporting obligations in a timely fashion may also lead to the delisting of our common stock by the Nasdaq Global Select Market.

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

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 66.67% of our outstanding common stock through a company owned by his wife as of March 31, 2009. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

As a result of the recent melamine contamination incident, we have incurred substantial losses for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 from product recall and inventory write-off. Though we expect this to be a short-term financial challenge for us, we have not been able to meet the financial covenants set forth in our credit facility for the quarters ended September 30, 2008,  December 31, 2008 and March 31, 2009, and possibly continue to experience difficulties meeting the financial covenants for the next several quarters. We are requesting the lenders to grant us a waiver of financial covenants and amend loan agreements with us. There can be no assurance that we will be able to obtain such waiver on terms and conditions acceptable to us. We expect that in consideration for the waiver, we will be subject to increased interest rates and additional fees as a result of downgrading of our credit rating by the lenders due to the melamine contamination incident as well as the current market disruption. If we are unable to obtain the waiver, we will be in default and may be required to prepay the outstanding loans as a result of the default. We may not be able to refinance our debt on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all, under the current market condition.

Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

We have, in the past, obtained loans and sold our common stock to raise additional capital. Our business requires significant capital and although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. For example, the recent melamine contamination incident has significantly impacted our liquidity due to our product recall and required us to obtain additional funding through short-term loans for working capital purposes after the incident. In addition to these short-term loans, we may need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Due to the current stock market conditions, we have terminated our proposed public offering of common stock in November 2008. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, or if we fail to comply with our debt covenants, we will be in default. In addition, changes in our debt rating due to the recent melamine contamination incident could have a material adverse effect on our interest costs and financing sources. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We have recently incurred operating losses and our future profitability is uncertain; this may have a harmful effect on our business and the value of our common stock.

As a result of the recent melamine contamination incident, we have incurred substantial losses for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 from product recall and inventory write-down and write-off. Though we expect this to be a short-term financial challenge for us, we believe the contamination incident has negatively impacted our brand and reputation in China and may impact our future revenues. We have incurred expenses relating to the melamine contamination incident and we may incur more expenses in the future relating to expanding our production capacity or other investments or acquisitions we may decide to pursue. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis. Given our planned operating and capital expenditures as well as our overall business plan, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may continue to incur losses. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

We may face liquidity challenges to meet our debt obligations and may require additional funding in the future.

        We had positive cash flow from operations of $38.2 million for the fiscal year ended March 31, 2008, but we had negative cash flow from operations of $109.5 million for the fiscal year ended March 31, 2009. At March 31, 2009, we had short-term debt of $224.6 million, consisting of short-term loans from banks in the amount of $182.6 million, an additional $7.5 million in short-terms loans from related parties, and $34.5 million under the New ABN Loan which has been reclassified as a current liability since we did not meet our financial covenants under the loan as of March 31, 2009. The majority of our short-term debt will become due by December 31, 2009. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. We believe the contamination incident has negatively impacted our brand and reputation in China and may impact our future revenues. As a result, we cannot be assured that our revenues will provide cash flow in excess of our cash needs, and we therefore may have negative cash flow in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business.

The report of our Independent Registered Public Accounting Firm contains a reference raising substantial doubt about our ability to continue as a “going concern.”

Because of our limited capital resources and our non-compliance with certain covenants under our New ABN loan agreement, coupled with our significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009, our independent registered public accounting firm has included a reference in its report on our financial statements for the fiscal year ended March 31, 2009 with a statement raising substantial doubt regarding our ability to continue as a “going concern.”  As of March 31, 2009, we had a working capital deficit of approximately $80.4 million.  While we are attempting to renegotiate the terms and covenants of our New ABN loan agreement and are currently in the process of evaluating funding alternatives including seeking refinancing of certain of our short-term loans from PRC banks, we may continue to have a deficit in our working capital.

            Substantial doubt about our ability to continue as a going concern could affect our relationships with suppliers or customers.  In accordance with generally accepted accounting principles in the U.S., Synutra’s balance sheet generally states the book value of Synutra’s assets, which does not necessarily represent the value that could be realized from the assets if Synutra could not continue as a going concern.

We also import milk powder and any disruption in this source of milk powder could materially and adversely affect our business and results of operations.

Since the melamine contamination incident, we have been using imported milk powder from suppliers in Europe and New Zealand for our major product series, such as Super, U-Smart, and Helanruniu, or Holsteina. While these arrangements help us to regain customer confidence and manage operating costs, they also reduce our direct control over a portion of our production. As our overseas suppliers are not legally obligated to supply us with milk powder, we cannot assure you that they will always meet our demand. They may encounter capacity constraints or may be unable or unwilling to provide us milk powder in required quantities or at acceptable costs. Our inability to find or develop alternate suppliers, if required, could result in delays or reductions in production and product shipments. Moreover, these overseas suppliers may delay milk powder shipments or supply us with inferior quality milk powder that may adversely impact the timely delivery or the quality of our products. For a more detailed description of risks associated with product quality, see “Risk Factors — We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.”

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty or contaminated, then we may become subject to product liability claims or we may have to engage in a product recall. For details about our recent recall of contaminated products in connection with the melamine contamination incident, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. For examples, all of the costs we have incurred to date and may incur in the future that are related to our recent product recall in connection with the melamine contamination incident may not be covered by our existing insurance policies.

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

Our products may not achieve market acceptance.

We are currently selling our products principally in northern, central, and eastern China.  Achieving market acceptance for our products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds.  There is substantial risk that any new markets may not accept or be as receptive to our products.  In addition, we intend to market our products as premium and super-premium products and to adopt a corresponding pricing model, which may not be accepted in new or existing markets.  Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing.  Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

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

The dairy and infant nutrition product industries in China are regulated and regulatory changes may affect both our customers and us. Any changes in regulations that impose additional requirements for construction of new production lines and facilities or expansion of existing facilities will require us to secure additional government approvals for our current production expansion projects. Similarly, additional safety and quality control regulations could impact our costs of production. For example, on March 18, 2008, the PRC National Development and Reform Commission, or NDRC, promulgated the Access Conditions for Dairy Products Processing Industry, or the Access Conditions, which became effective on April 1, 2008. The Access Conditions impose new conditions that an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business. For a more detailed description of these requirements, see “Item 1. Business—Regulation”. Although we believe our existing entities and facilities meet the Access Condition requirements, it is possible that our future expansion plans or the establishment of new entities may fail to meet one or more of the requirements under the Access Conditions in the future. In addition, in response to the recent melamine contamination incident, the relevant PRC government authorities may impose more stringent conditions on entering or remaining in the dairy products industry. Failure to comply with these or any other changes in regulations affecting our business could have a material adverse effect on our business and our results of operations. In addition, the indirect impact of any such changes could adversely affect our business even if the specific regulations do not directly apply to our products or us.

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

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As of March 31, 2009, the amount of our restricted net assets was $76.9 million. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may disrupt our business and operations.

Our business and operations could be materially and adversely affected by the outbreak of swine flu, avian influenza, severe acute respiratory syndrome, or SARS, or other similar adverse public health development. Recently, there have been reports on the occurrences of swine flu in various countries. Any prolonged recurrence of an adverse public health development may result in the temporary closure of businesses in China by the PRC government in order to avoid congregation in closed spaces to help prevent disease transmission. Such occurrences would disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian influenza, SARS or any other epidemic.

Under China’s New EIT Law, we may be classified as a “resident enterprise” of China. This classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

The New EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. In addition, a recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the enterprise income tax, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. In addition, the recent circular mentioned above details that certain Chinese-invested enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the directors or senior management having voting rights. If the PRC tax authorities determine that Synutra, Inc. or Synutra International, Inc a “resident enterprise,” we may be subject to enterprise income tax at the rate of 25% on our worldwide income and dividends paid by us to our non-PRC shareholders and, while less clear, capital gains recognized by them with respect to the sale of our stock, may be subject to a PRC withholding tax. This will have an impact on our effective tax rate, a material adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC shareholders. We are actively monitoring the “resident enterprise” classification rules and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2009, the price of our common stock, as reported on Nasdaq on which our common stock has traded, ranged between $4.60 and $52.24. Though we believe the recent fluctuation resulted mainly from the melamine contamination incident and the current worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

Although our common stock is traded on the Nasdaq Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the three month period ended June 12, 2009 was approximately 36,700 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at Beijing with around 6,000 square meters of leased office space. Synutra Illinois leases an executive office in Rockville, Maryland, USA. Our processing and packaging facilities are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen, Zhenglanqi and Junchuan. These facilities encompass approximately 114,000 square meters of office, plant, and warehouse space. Our packaging and distribution headquarters located in Qingdao includes over 2,330 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

We currently own and operate five processing facilities and one packaging facility for our powder formula products. As of March 31, 2009, we had raw milk processing capacity of 40,000 tons per year, packaging capacity of 82,000 tons per year and dry-blending processing capacity of 73,000 tons per year.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Facility	Province/ Region	Installed Capacity as of March 31, 2009	Description	Property Right
		(tons per year)
Zhangjiakou facility	Hebei	22,000	Raw milk processing	Land Use Right
Luobei facility	Heilongjiang	4,000	Raw milk processing	Land Use Right *
Fengzhen facility	Inner Mongolia	7,000	Raw milk processing	Land Use Right
Junchuan facility	Heilongjiang	7,000	Raw milk processing	Land Use Right
Qingdao facility	Shandong	73,000	Dry-mixing of all of our powdered formula products	Land Use Right
		82,000	Packaging of all of our products	Land Use Right
Beijing facility	Beijing	400	Production of prepared baby foods	Land Use Right
Zhenglanqi facility	Inner Mongolia	80,000	Production and processing of nutritional snacks and other non-core products	Land Use Right
Qingdao Meitek facility	Shandong	2,400	Production and processing of nutritional ingredients and supplement and other non-core products	Land Use Right

*      Expires in August 2010.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We believe that our facilities are adequate for our current operations and any increase in production in the near term will not require additional space.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 2009, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected, see “Item 1A. Risk Factors - Risks Related to Our Business - Product liability claims against us could result in adverse publicity and potentially significant monetary damages.” Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.”

On January 15, 2009 , a lawsuit was filed in the U.S. on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. in the U.S. District Court for the District of Maryland, alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. We filed a motion in April 2009 to dismiss the case on grounds of "Forum Non-Convenience,” failure to state a claim, and failure to join an indispensable party, and the opposition filed a Memorandum of Opposition to Motion to Dismiss on May 20, 2009. We have been given time to respond to the Opposition, and we will do so on or before June 15 2009 with an additional filing. After June 15, 2009, the presiding Judge of the Court will decide, with no time limit, if the Court will take the case or render its dismissal. At this stage, the management is unable to predict the outcome of such lawsuit.

On March 2, 2009 , a lawsuit was filed in China on behalf of 54 Chinese families alleged to be affected by melamine contamination against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Qingdao Intermediate People’s Court, seeking compensation for damages, including medical and other expenses, emotional harm and punitive damages, for an aggregate amount over US$1.0 million (RMB6.9 million). Further, on April 14, 2009 , a lawsuit was filed on behalf of 73 families (including the original 54 families) against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Shandong Higher People’s Court on April 14, 2009, seeking compensation for damages of over US$1.7 million (RMB11.3 million).  To date, we have not been notified by either court of acceptance of any case against us in China.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders held an annual meeting at 10:00 A.M. local time on March 12, 2009, at our office located at 106 Dong Lu Yuan, Tongzhou District, Beijing, China. At the annual meeting, our stockholders considered and voted to (i) elect two Class I directors to our Board of Directors, and (ii) ratify the appointment of Deloitte Touche Tohmatsu CPA Ltd. as our independent registered public accountant for the fiscal year ended March 31, 2009.

All directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
Liang Zhang	40,701,302	39,467
William W. Wu	40,703,434	37,335

The appointment of Deloitte Touche Tohmatsu CPA Ltd. as our independent registered public accountant was ratified. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
40,740,284	485	0	13,259,944

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	The OTCBB Bid Price per Share(1)				The Nasdaq Global/Global Select Market Price per Share(2)
	High		Low		High	Low

Fiscal Year Ending March 31, 2010

First Quarter (through June 12, 2009)	$	N/A	$	N/A	$13.37	$6.87

Fiscal Year Ended March 31, 2009

Fourth Quarter	$	N/A	$	N/A	$11.97	$4.33

Third Quarter		N/A		N/A	23.58	7.30

Second Quarter		N/A		N/A	52.24	11.83

First Quarter		N/A		N/A	34.00	29.30

Fiscal Year Ended March 31, 2008

Fourth Quarter	$	N/A	$	N/A	$34.01	$22.41

Third Quarter		N/A		N/A	41.31	24.38

Second Quarter		N/A		N/A	31.25	19.81

First Quarter		12.00		11.68	26.50	11.50

(1)    Through April 11, 2007.

(2)    From April 12, 2007 forward.

As of June 12, 2009, we had approximately 39 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

DIVIDEND POLICY

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our loan agreement with ABN AMRO Bank N.V., Hong Kong Branch, or ABN, restricts our ability to pay any dividends that, when taken in the aggregate with other payments by us within a 12-month period, exceed 30.0% of our consolidated net income for such period. For a description of the ABN loan, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.” We may enter into agreements in the future that restrict our ability to make distributions to stockholders.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2009, the amount of our restricted net assets was $76.9 million.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA

In July 2005, we changed our fiscal year end from December 31 to March 31 beginning with the fiscal year ended March 31, 2005. The following selected consolidated financial data for the fiscal years ended March 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the years ended March 31, 2006 and December 31, 2004 and three months ended March 31, 2005 are derived from audited consolidated financial statements which are not included in this Form 10-K. The financial data for the three months ended March 31, 2004 are derived from our unaudited consolidated financial statements, which is not included in this Form 10-K. The unaudited financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the financial condition and the results of operations for such periods. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,				Three Months Ended March 31,		Year Ended December 31,
	2009	2008	2007	2006	2005	2004	2004
	(in thousands except earnings per share data)
Selected Consolidated Statement of Operations Data:
Net sales	$312,528	$362,090	$216,605	$132,289	$18,692	$12,782	$57,542
Cost of sales	259,086	175,568	109,900	76,653	9,124	7,556	33,605
Gross profit	53,442	186,522	106,705	55,636	9,568	5,226	23,937

Selling and distribution expenses	44,178	34,449	25,561	15,494	4,563	2,722	9,428
Advertising and promotion expenses	115,478	76,388	52,322	20,908	1,071	373	8,479
General and administrative expenses	25,455	16,013	7,031	5,896	665	555	3,218
Other operating income, net	5,790	1,492	1,109	734	-	-	271

Income (loss) from operations	(125,879)	61,164	22,900	14,072	3,269	1,576	3,083
Interest expense	4,857	6,354	1,896	1,784	183	145	638
Interest income	341	1,801	356	238	75	18	88
Other income (expense), net	(580)	(3,084)	110	(44)	(58)	(8)	(239)
Income (loss) before provision for income tax	(130,975)	53,527	21,470	12,482	3,103	1,441	2,294
Provision for income tax	(30,386)	7,855	1,596	1,446	32	19	76
Net income before minority interests	(100,589)	45,672	19,874	11,036	3,071	1,422	2,218
Minority interests	(40)	11	-	1	(1,365)	488	2,598
Net income attributable to stockholders	$(100,549)	$45,661	$19,874	$11,035	$4,436	$934	$(380)
Earnings per share-basic	$(1.86)	$0.86	$0.40	$0.23	$0.10	$0.02	$(0.01)
Earnings per share-diluted	$(1.86)	$0.85	$0.40	$0.23	$0.10	$0.02	$(0.01)

	March 31,					December 31,
	2009	2008	2007	2006	2005	2004
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$37,736	$97,425	$20,836	$5,677	$5,812	$5,893
Working capital (deficit)	(80,432)	111,230	(8,281)	(14,270)	(15,920)	(17,837)
Total assets	472,571	294,318	127,271	83,009	64,192	59,849
Total long-term liabilities	20,468	39,993	4,138	—	4,833	4,833
Total stockholders’ equity	$76,859	$171,259	$42,701	$20,951	$7,622	$2,990

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan,” or “Synutra,” name, together with other complementary brands. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 29 provinces and provincial-level municipalities in China. As of March 31, 2009, this network comprised over 480 distributors and over 800 sub-distributors who sell our products in over 65,000 retail outlets.

Historically we reported our results as a single reporting segment in the financial statements since operating segments such as the nutritional ingredients and supplements segment was under construction with minor operating expenses and had not met the quantitative threshold as described under SFAS 131 "Disclosure about Segments of an Enterprise and Related Information". In this fiscal year, we expanded the number of reportable segments from one to three in order to better reflect the manner in which management analyzes our performance. The three segments are:

•
Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan which was launched in October 2008 and Helanruniu which was launched in December 2008;

•
Baby food segment: Baby food segment covers the sale of prepared baby food and nutritional snacks for babies and children. It includes the brand of Huiliduo which was launched in March 2009 and the nutritional snacks component which we expect to launch in late 2009;

•
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated DHA and ARA.

On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. These costs represent our estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with our recall efforts.

Our product recall does not involve significant cash pay-out to our distributors or customers. Rather, both distributors and customers receive new products of the same value in exchange for recalled products. Since the product recall took place during our second, third and fourth fiscal quarters, our financial results for these quarters were severely impacted and we recognized considerably less revenue compared to the same periods in the prior year.

There have been certain legal proceedings brought against us in connection with the melamine contamination incident, which may have an adverse effect on our results of operations, see Part I - Item 3.  Legal Proceedings and Part I - Item 1A. Risk Factors - Product liability claims against us could result in adverse publicity and potential significant monetary damages. Although management is not aware of any additional significant issues associated with the melamine contamination incident, there can be no assurance that additional issues will not be identified in the future and this may have an adverse effect on our results of operations. See Part I - Item 1A. Risk Factors - We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and damage our brand and adversely affect our results of operations.

Since the beginning of October 2008, all of our manufacturing facilities have been returned to service, after passing government inspections and obtaining permission from governing authorities. We continue to comply with random and unscheduled government testing and to conduct enhanced and systematic testing in-house.

In order to regain customer confidence and to ensure products of the highest quality, we are now using imported milk powder from Europe and New Zealand in our U-Smart, Super and Helanruniu, or Holsteina series products. Through our network of distributors, we have restocked substantially all of our contracted shelf space nationwide with new U-Smart series products and new Super series products produced after October 1, 2008. All such products have been found free of melamine and compliant with various government tests.

In October 2008, we acquired a prepared baby food business from Huilian, the “Huiliduo” brand series, and set up a subsidiary, Beijing Shengyuan Huiliduo Food Technology Co., Ltd. (“Huiliduo”), to receive this business. Huiliduo began operations in March 2009.

In late October 2008, we launched an entirely new series of infant formula products, the “Mingshan” series, aimed at the expansive lower and mid-end Chinese markets. We began selling the Mingshan series of products in December 2008.

In December 2008, we launched an entirely new series of powdered adult formula products, the “Helanruniu” or “Holsteina” series, aimed at the higher-end powdered adult formula markets. We began selling the Helanruniu series of products in December 2008.

Due to the significant reduction of sales caused by the melamine contamination incident and replacement of recalled products, our net sales for the fiscal year ended March 31, 2009 decreased by 13.7% to $312.5 million from $362.1 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2009 decreased by 71.4% to $53.4 million from $186.5 million for the prior fiscal year. Our net loss for the fiscal year ended March 31, 2009 was $100.5 million, as compared to net income of $45.7 million for the prior fiscal year.

The net loss for the fiscal year ended March 31, 2009 compared to the prior fiscal year was attributable primarily to the significant cost of product recall and decreased sales from the second half of September 2008 to March 2009.

The Company’s main operations are located in mainland China. Though the recent disruptions in the overall economy and financial markets is less severe in China than in the U.S., it could reduce consumer confidence in the economy and negatively affect consumers’ spending, which could be harmful to our financial position and results of operations. See Part I - Item 1A. Risk Factors - The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations and may limit our access to additional financing.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Our operating results are primarily affected by the following factors:

Perceptions of Product Quality and Safety

Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors who do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins. Moreover, a decrease in the quality and safety of any particular product could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. For example, the recent melamine contamination incident had resulted in a significant reduction in the sales of a number of major dairy product companies in China, including us. If a future market crisis involving any of our products should occur, especially if management failed to respond to such crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and adversely affect our results of operations.

Brand Recognition and Customer Loyalty

In recent years, there has been growing demand in China for premium infant formula products due to increasing consumer awareness of brand image and nutritional value of the products offered by leading producers. Although the market is still highly competitive, we believe that companies with strong national brands and customer loyalty will increasingly capture market share from regional brands with less brand recognition. Moreover, we believe brand recognition and customer loyalty are predominantly influenced by customer perceptions of the quality and safety of branded products. We believe the recent melamine contamination incident involving 22 infant formula producers have increased the importance of consumer perceptions of quality and safety and the need to maintain and increase brand recognition and customer loyalty.

Competition and Market Position

While China’s infant formula market is expected to grow significantly, competition is intense. The market has become highly fragmented in recent years as an increasing number of infant formula producers have entered the market. Based on CIC data, in 2008, there were over 30 companies selling infant formula in China. We face significant competition from domestic and multinational producers. A small number of multinational players enjoy significant market share in China, particularly in the more affluent major urban areas, based on greater brand name recognition among Chinese consumers. In addition, competition from domestic producers has become more intense in recent years, especially from large national milk companies, such as Yili, Yashili, Beingmate and Feihe, that have entered the infant formula market.

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

Raw Material Supply and Prices

The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, raw milk prices are affected by factors such as geographic location, fluctuations in production and competition. Historically, we have been able to meet our raw milk supply needs by building our processing facilities close to our milk suppliers and by maintaining long-term business relationships with milk collection stations. Since the melamine contamination incident, we have been using imported milk powder for our Super, U-Smart and Helanruniu or Holsteina series products. This has led to a significant reduction in our raw milk procurement.

Although we have not used as much raw milk in the aftermath of the melamine incident, increases in the price of raw milk, milk powder and whey protein powder would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix. However, a significant drop in milk powder prices may also adversely affect our business and cause us to face inventory write-down as we currently continue to produce large amount of milk powder domestically for commercial resale. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We might face inventory write-down if milk power inventory continues to increase and milk powder prices continue to decline.

Advertising and Sales Promotion Costs

We have historically relied on our extensive distribution network, our consumer education programs and customer relation services to market and sell our products. We substantially increased our television advertising expenditures during the fiscal year ended March 31, 2009 as part of our strategy of improving brand recognition on a national level and to promote our premium products. We intend to continue to spend significant amounts on national advertising and promotion efforts. In the aftermath of the melamine contamination incident, we also intensified our efforts to improve our corporate image and brand name and to recover our lost market share.

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

We operate under tax holidays in PRC, which are effective through December 2012. The impact of these tax holidays decreased PRC taxes by $3.2 million, $14.0 million and $5.2 million for fiscal year 2009, 2008 and 2007, respectively. The benefit of the tax holidays on net income per share was $0.06, $0.26 and $0.10 for fiscal year 2009, 2008 and 2007, respectively.

Some of the Company's PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

	Statutory Tax Rate
Name of Subsidiaries	Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	2 years tax free (2004, 2005); 12% (2006, 2007); 12.5% (2008)
Qingdao Shengyuan Dairy Co., Ltd.	25%	No tax holiday
Heilongjiang Mingshan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Zhangjiakou Shengyuan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Inner Mongolia Shengyuan Food Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see Part-I - Item 1A. Risk Factors — Risks Associated with Doing Business in China — Under China's New EIT Law, we may be classified as a ‘resident enterprise’ of China. This classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

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

A small fraction of our nutritional product sales are through supermarket retailers directly. Our revenue arrangement with some of these retailers includes right of return clause. Our price to the supermarkets is fixed. The supermarkets’ obligation to us would not be changed in the event of theft or physical destruction or damage of the product. We recognize revenue when the supermarkets have paid us, or the supermarkets are obligated to pay us and the obligation is not contingent on resale of the product. The amount of future returns are estimated and recognized in the current period.

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

•
We record a provision for estimated sales returns due to package damage, merchandise slow moving at certain retail customer shelf, and termination of distributorships, which we estimate through a comparison of historical return data to related sales. We use historical rates of return and adjust for known or expected changes in the marketplace when appropriate. The sales return amount represents management’s best estimates based on the available information at the time of estimate is made.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts primarily based on the age of receivables and factors surrounding the credit risk of specific customers. We regularly review the recoverability and age of our trade receivables. If there is a deterioration of customers' creditworthiness or actual defaults are higher than our historical experience, we will provide additional allowances.

Inventories

Our inventories are stated at the lower of cost or net realizable value. The valuation of inventory requires us to estimate excess and slow moving inventory. The determination of the value of excess and slow moving inventory is based upon assumptions of future demands and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record write-down against the cost of inventories for a decline in net realizable value. Inventory write-down charges establish a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information and project future demand. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. Furthermore, the price of raw milk, our primary raw material, is subject to fluctuations based on global supply and demand. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. Our management continually monitors the changes in the purchase price paid for raw milk. Our products have a limited life cycle and obsolescence has not historically been a significant factor in the valuation of inventories given our inventory turnover

Accounting for Warrants

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset and increasing our income tax expense in the year such determination is made.

APB Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2009, we believed all earnings generated in China would be permanently reinvested and as a result, we did not record any income taxes on such earnings.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) effective April 1, 2007. In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2009, we had recorded FIN 48 liabilities of $964,000 for our PRC subsidiaries.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2009, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets

We account for goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS No. 142 states that goodwill and intangible assets with indefinite lives are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct our annual impairment testing on March 31 to determine if we will be able to recover all or a portion of the carrying value of goodwill and intangible assets with indefinite lives.

The application of the impairment test requires judgment, including the identification of reporting units, assignments of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Further, the impairment test involves the use of accounting estimates and assumptions related to future operating results. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are generally based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units.

We will continue to closely monitor the 2010 results and projections for our reporting units and the economic conditions of the product end-markets. Any significant change in market conditions and estimates or judgments could give rise to impairment in the period that the change becomes known.

Prior to performing the goodwill impairment testing process for a reporting unit under SFAS 142, if there is reason to believe that other non-goodwill related intangible assets may be impaired, these other intangible assets must first be tested for impairment under SFAS No. 142 or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. Assets governed by SFAS No. 144 require a recoverability test for impairment whereby the gross undiscounted cash flows are determined specific to the asset. For non-goodwill related intangible assets with indefinite lives, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

These impairment tests also involve the use of accounting estimates and assumptions believed to be reasonable, the results of which form the basis for our conclusions. Significant changes to these estimates and assumptions could adversely impact our conclusion to these impairment tests.

No goodwill or indefinite lived intangible assets have been impaired during any of the periods presented.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our consolidated statements of operations and certain other information, each expressed as a percentage of net sales.

	Fiscal Years Ended March 31,
	2009		2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(in thousands)
Net sales	$312,528	100.0%	$362,090	100.0%	$216,605	100.0%
Cost of sales	259,086	82.9%	175,568	48.5%	109,900	50.7%
Gross profit	53,442	17.1%	186,522	51.5%	106,705	49.3%

Selling and distribution expenses	44,178	14.1%	34,449	9.5%	25,561	11.8%
Advertising and promotion expenses	115,478	36.9%	76,388	21.1%	52,322	24.2%
General and administrative expenses	25,455	8.1%	16,013	4.4%	7,031	3.2%
Other operating income, net	5,790	1.9%	1,492	0.4%	1,109	0.5%
Income (loss) from operations	(125,879)	-40.3%	61,164	16.9%	22,900	10.6%
Interest expense	4,857	1.6%	6,354	1.8%	1,896	0.9%
Interest income	341	0.1%	1,801	0.5%	356	0.2%
Other income (expense), net	(580)	-0.2%	(3,084)	-0.9%	110	0.1%
Income (loss) before provision (benefit) for income tax	(130,975)	-41.9%	53,527	14.8%	21,470	9.9%
Provision (benefit) for income tax	(30,386)	-9.7%	7,855	2.2%	1,596	0.7%
Net income (loss) before minority interests	(100,589)	-32.2%	45,672	12.6%	19,874	9.2%
Minority interests	(40)	-0.0%	11	0.0	—	—%
Net income (loss) attributable to shareholders	$(100,549)	-32.2%	$45,661	12.6%	$19,874	9.2%

FISCAL YEAR ENDED MARCH 31, 2009 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2008

Net Sales

Net sales for the fiscal year ended March 31, 2009 decreased by 13.7% to $312.5 million from $362.1 million for the prior fiscal year. This decrease in net sales was mainly due to the significant product recall and decrease in sales which resulted from the melamine contamination incident, partially offset by the increases in volume and average selling price before the melamine contamination incident.

Powdered formula segment

Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names, accounted for 91.1% of our total sales for the fiscal year ended March 31, 2009. Net sales of our powdered formula products for the fiscal year ended March 31, 2009 decreased by 11.3% to $284.8 million from $321.1 million for the prior fiscal year, primarily as a result of the following factors:

●
Sales volume of powdered formula products decreased by 26.5% to 30,383 tons for the fiscal year ended March 31, 2009 from 41,359 tons for the prior fiscal year, due primarily to a slow-down in sales activities in the second half of September to March 2009 following the melamine contamination incident, partially offset by a significant business growth experienced in the months from April to August, 2008.

●
The average selling price of our powdered formula products for the fiscal year ended March 31, 2009 increased by 20.7% to $9,374 per ton from $7,764 per ton for the prior fiscal year. This increase in average selling price was a combined result of a greater proportion of higher-priced products in our product mix and an increase of our sales price in August 2008.

Baby food segment

We acquired the prepared baby food business from Huilian in October 2008. The business began to generate sales for us in March 2009, and we are currently in the process of providing shipments of prepared baby food to be placed in stores. Our nutritional snack business was still in its pre-operations stage and hence did not have sales for the fiscal year ended March 31, 2009. We plan to begin its operations in late 2009.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2009 was $3.4 million, representing basically all inter-segment sales of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products. We did not have any net sales in the fiscal year ended March 31, 2008 as the nutritional ingredients and supplements segment had not begun its operations by March 31, 2008.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2009 increased by 47.6% to $259.1 million from $175.6 million for the prior fiscal year. The increase in the cost of sales is due primarily to the increase of product recall related cost, partially offset by a decrease in the sales volume of our powdered formula products.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal year ended March 31, 2009 increased by 64.7% to $234.5million from $142.4 million for the prior fiscal year. The increase in the cost of sales is due primarily to increase of product recall related cost, partially offset by a decrease in the sales volume of our powdered formula products. The portion of the product recall cost, which has been recognized in cost of sales for the fiscal year ended March 31, 2009, was $96.6 million, reflecting the cost of recalled products of $48.1 million and the write-down and write-off of affected inventory of $48.5 million. The sales volume of powdered formula products sold for the fiscal year ended March 31, 2009 decreased by 10,976 tons as compared to the prior fiscal year.

Baby food segment

We acquired the prepared baby food business from Huilian in October 2008. The business began to generate sales for us in March 2009 and we are currently in the process of providing shipments of prepared baby food to be placed in stores. Our nutritional snack business was still in its pre-operations stage and hence did not have cost of sales for the fiscal year ended March 31, 2009. We plan to begin its operations in late 2009.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2009 was $3.2 million, representing basically all cost of inter-segment sales of nutritional ingredients such as microencapsulated DHA and ARA which are used in the production of infant powdered formula products. We did not have any cost of sales in the fiscal year ended March 31, 2008 as the nutritional ingredients and supplements segment had not begun its operations by March 31, 2008.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2009 decreased by 71.4% to $53.4 million from $186.5 million for the prior fiscal year. Gross profit for our powdered formula products for the fiscal year ended March 31, 2009 decreased by 71.9% to $50.3 million from $178.7 million for the prior fiscal year due primarily to the significant costs in relation to product recall including the cost of recalled products and the write-down and write-off of affected inventory, and due also to decreased sales in the last three fiscal quarters following the melamine contamination incident. Gross profit for our baby food segment and nutritional ingredients and supplements segment for the fiscal year ended March 31, 2009 were $0.2 million and nil, respectively.

Our overall gross margin decreased to 17.1% for the fiscal year ended March 31, 2009 from 51.5% for the prior fiscal year. Our gross margin for powdered formula products was 17.7% for the fiscal year ended March 31, 2009, as compared to 55.7% for the prior fiscal year. The decrease in our gross margin for powdered formula products was primarily due to the significant cost of the product recall and increased free products offered to our customers in the aftermath of the melamine contamination incident, partially offset by an increase in the proportion of sales of our higher margin infant formula products. Our gross margin for baby food segment and nutritional ingredients and supplements segment for the fiscal year ended March 31, 2009 were 5.8% and nil, respectively.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2009 increased by 28.5% to $44.2 million from $34.4 million for the prior fiscal year. This increase was primarily due to an increase in compensation expenses for our sales force, an increase in travel and communication expenses and the freight charges relating to product recall and replacement. Total compensation for our sales force for the fiscal year ended March 31, 2009 increased by 49.7% to $21.7 million from $14.5 million for the prior fiscal year. This increase was primarily due to the compensation paid to the field promoters (nutrition consultants), who were previously paid by our distributors on commission basis, during the months of October to December 2008 following the melamine contamination incident. We took up such expenses in order to retain the services of these field promoters as their commission based salaries decreased significantly during this period. In addition, the increase in the number of sales staff to 2,997 as of March 31, 2009 from 2,780 as of March 31, 2008 also contributed to the increase in compensation expense relating to our sales force. Travel and communication expenses for the fiscal year ended March 31, 2009 increased by 69.0% to $7.1 million from $4.2 million for the prior fiscal year, due mainly to the expansion of our business. The freight charges of $2.6 million relating to product recall and replacement also contributed to the increase in selling and distribution expenses.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2009 increased by 51.2% to $115.5 million from $76.4 million for the prior fiscal year. Advertising expenses for the fiscal year ended March 31, 2009, which accounted for 63.0% of total advertising and promotion expenses, increased by 140.3% to $72.8 million from $30.3 million for the prior fiscal year, due primarily to our intensified efforts to improve our corporate image and brand name and to recover our lost market share following the melamine contamination incident. Promotion expenses for the fiscal year ended March 31, 2009, which accounted for 37.0% of total advertising and promotion expenses, decreased by 7.4% to $42.7 million from $46.1 million for the prior fiscal year.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2009 increased by 59.4% to $25.5 million from $16.0 million for the prior fiscal year. The increase in general and administrative expenses was primarily due to a net contribution of $2.3 million made to the compensation fund set up by China Dairy Industry Association for the settlement of existing and potential claims in China from families of infants affected by melamine contamination, an increase of $2.6 million in salary and social insurance as result of the increased headcount, an increase of $1.7 million in rental expenses for new office space, partially offset by a decrease of $1.0 million in legal and professional expenses associated with our cancelled public offering.

Other operating income, net

Other operating income for the fiscal year ended March 31, 2009 increased by 286.7% to $5.8 million from $1.5 million for the prior fiscal year. The increase in other operating income was primarily due to a grant received from local government in recognition of our significant contribution to the local economy.

Interest Income

Interest income for the fiscal year ended March 31, 2009 decreased to $0.3 million from $1.8 million for the prior fiscal year due to significant decrease in our cash and cash equivalent balances.

Interest Expense

Interest expense for the fiscal year ended March 31, 2009 decreased to $4.9 million from $6.4 million for the prior fiscal year, due primarily to the amortization of debt discount associated with the issuance of warrants to ABN which amounted to $2.6 million in the fiscal year ended March 31, 2008, which was offset by the increased interest expenses due to significant borrowing after the melamine contamination incident in the fiscal year ended March 31, 2009.

Provision (benefit) for Income Tax

As a result of the net loss arising primarily from the cost of the product recall, we recorded an income tax benefit of $30.4 million for the fiscal year ended March 31, 2009, as compared to an income tax expense of $7.9 million for the fiscal year ended March 31, 2008. Our effective tax rate increased to 23.2% for the fiscal year ended March 31, 2009 from 14.7% for the prior fiscal year. This increase in our effective income tax rate was primarily due to the expirations of tax holidays enjoyed by certain subsidiaries in China.

Net Income (Loss) Attributable to Shareholders

As a result of the foregoing, net loss attributable to shareholders for the fiscal year ended March 31, 2009 was $100.5 million, as compared to net income of $45.7 million for the prior fiscal year.

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

Powdered formula segment

 Net sales of our powdered formula products, including infant formula and other nutritional products for children and adults under our Super, U-Smart, U-Strong, and National Standards sub-brands, accounted for 88.7% of our total sales for the fiscal year ended March 31, 2008. Net sales of our powdered formula products for the fiscal year ended March 31, 2008 increased by 91.7% to $321.1 million from $167.5 million for the prior fiscal year, primarily as a result of the following factors:

•	Sales volume of powdered formula products increased by 48.0% to 41,359 tons for the fiscal year ended March 31, 2008 from 27,942 tons for the prior fiscal year.

•
The average selling price of our powdered formula products for the fiscal year ended March 31, 2008 increased by 29.5% to $7,764 per ton from $5,995 per ton for the prior fiscal year. This increase in average selling price was primarily due to an increase in sales of Super infant formula products, which resulted in a greater proportion of higher-priced products in our product mix, and a substantial increase in the average selling price for our U-Smart infant formula products resulted primarily from our introduction of U-Smart Gold Package.

Baby food segment and Nutritional ingredients and supplements segment

Baby food segment and nutritional ingredients and supplements segment had not began their operations by March 31, 2008.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2008, including purchases from third-party producers, increased by 59.8% to $175.6 million from $109.9 million for the prior fiscal year. The increase in cost of sales was due to an increase in the cost of sales for our powdered formula products.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal year ended March 31, 2008 increased by 118.4% to $142.4 million from $65.2 million for the prior fiscal year. The increase of 13,417 tons of powdered formula products sold for the fiscal year ended March 31, 2008 as compared to the prior fiscal year was the primary reason for the increase in cost of sales. The increase in unit prices of raw materials (principally raw milk and whey protein powder) for the fiscal year ended March 31, 2008 as compared to the prior fiscal year also contributed to the increase in our cost of sales. To a lesser extent, our increase in cost of sales for the fiscal year ended March 31, 2008 was also due to the increase in the percentage of premium products sold.

Baby food segment and Nutritional ingredients and supplements segment

Baby food segment and nutritional ingredients and supplements segment had not began their operation by March 31, 2008.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2008 increased by 74.8% to $186.5 million from $106.7 million for the prior fiscal year. Gross profit for our powdered formula products for the fiscal year ended March 31, 2008 increased by 74.7% to $178.7 million from $102.3 million for the prior fiscal year.

Our gross margin increased to 51.5% for the fiscal year ended March 31, 2008 from 49.3% for the prior fiscal year. Our gross margin for powdered formula products was 55.7% for the fiscal year ended March 31, 2008, as compared to 61.1% for the prior fiscal year. Our overall gross margin increased primarily due to an increase in the proportion of sales of our powdered formula products, which had a higher margin than our other products. The decrease in the gross margin of our powdered formula products was primarily due to rising raw material costs, which was partially offset by a significant increase in the proportion of sales of our higher margin infant formula products. The gross margin of our powdered formula products was also negatively impacted by the increased supermarket/shopping mall related expenses, such as end-cap placement costs and admission fees, which are recoded as reduction of revenue, due to our rapid expansion into supermarkets/shopping malls.

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

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2008 increased by 127.7% to $16.0 million from $7.0 million for the prior fiscal year, primarily as a result of increased legal and professional fees and costs for staff salaries and office expenses. Legal and professional fees for the fiscal year ended March 31, 2008 increased by 435.6% to $4.8 million from $0.9 million for the prior fiscal year due to increased corporate transactions. Staff salaries and social insurance for the fiscal year ended March 31, 2008 increased by 93.1% to $4.6 million from $2.4 million for the prior fiscal year, primarily due to increased corporate headcount and average salary levels. Office expenses for the fiscal year ended March 31, 2008 increased by 210.0% to $1.5 million from $0.5 million for the prior fiscal year, primarily due to the addition of subsidiaries and expansion of operations.

Other operating income, net

Other operating income for the fiscal year ended March 31, 2008 increased by 36.4% to $1.5 million from $1.1 million for the prior fiscal year.

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

Net Income Attributable to Shareholders

As a result of the foregoing, net income attributable to shareholders for the fiscal year ended March 31, 2008 increased by 129.8% to $45.7 million from $19.9 million for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As a result of the melamine incident and the related product recall, we have experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009.  As of March 31, 2009, we had a working capital deficit of approximately $80.4 million. In addition, we have not been in compliance with certain covenants in our New ABN loan agreement as of March 31, 2009.  We are attempting to renegotiate the terms and covenants of the New ABN loan agreement.  As a result of the occurrence of these recent economic events, the ensuing operating losses and negative cash flows and our failure to meet our debt covenants, substantial doubts have been raised about our ability to continue as a going concern.  We are currently in the process of evaluating funding alternatives including seeking refinancing of certain short-term loans from PRC banks.   The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to seek to overcome any substantial doubt concerning our ability to continue as going concern by continuing to pursue our strategic operating goals for enhanced profitability and by obtaining new debt and/or equity financing.   Any substantial doubt about our ability to continue as a going concern could also affect our relationship with our trade suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

The recent melamine contamination incident has significantly impacted our liquidity. Since the damage to our reputation caused by the melamine contamination incident will take time to recover, the net sales of our powdered formula products were negatively impacted in the fiscal year ended March 31, 2009. In the meantime, we incurred substantial cash outflow for the purchase of raw materials and for operating expenses.

Accordingly, we have had discussions with local banks to obtain short term financing to support our operational needs. As of March 31, 2009, we had short-term borrowings from local banks of $182.6 million with a weighted average interest rate of 4.1%. The loans were secured by the pledge of certain fixed assets held by the Company’s subsidiaries, pledge of land use right in Qingdao, China and pledge of cash deposits which was recorded as restricted cash.  The maturity dates of the short term loans from local banks outstanding at March 31, 2009 range from April 2009 to March 2010. As of the date of the filing of this 10-K, all outstanding short-term loans that have become due have been repaid. As of March 31, 2009, we have unsecured long-term borrowing from local banks of $8.8 million maturing in March 2011 with an interest rate of 5.4%. In addition to the loans from local banks, we also borrowed from related parties short term loans amounting to $7.5 million with a weighted average interest rate of 7.8% to finance our acquisition of the Helanruniu trademarks and to support our normal operating needs. The maturity dates of the short term loans outstanding from related parties at March 31, 2009 are in October 2010. As of March 31, 2009, we are not able to meet the financial covenants of the ABN loan and hence it was reclassified to current liabilities since we considered this debt callable by the bank. As of the date of the filing of this 10-K, the waiver has not been granted. Prior to the melamine contamination incident, cash generated from our operating activities were sufficient for normal operating needs, and financing from banks was normally related to investing activities such as expansion of our manufacturing plant.

In order to maintain sufficient funds for our operations, we have postponed the payment of certain accounts payable. The payment terms of accounts payable were usually three months. We negotiated with some suppliers and extended the payment terms.

We do not expect significant cash outflow in relation to the product recall and subsequent replacement for future fiscal quarters other than the cash outflow for the accrued freight charge of $519,000 at March 31, 2009. However, we cannot provide assurance in this regard.

Our cash and cash equivalent balance decreased by $59.7 million to $37.7 million at March 31, 2009, as compared to $97.4 million at March 31, 2008.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Years Ended March 31,
	2009	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(109,488)	$38,229	$14,766

Net cash used in investing activities	(127,287)	(33,096)	(17,908)

Net cash provided by financing activities	174,871	64,731	16,425

Effect of foreign currency translation on cash and cash equivalents	2,215	6,725	1,876

Net cash flow	$(59,689)	$76,589	$15,159

Cash Flows from Operating Activities

Net cash used in operating activities was $109.5 million for the fiscal year ended March 31, 2009, as compared to net cash provided by operating activities of $38.2 million for the prior fiscal year. Net cash used in operating activities for the fiscal year ended March 31, 2009 was mainly due to net loss of $100.5 million, non-cash items not affecting 2009 cash flows of $20.0 million, and an $11.1 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2009, were primarily related to a $50.9 million increase in inventories due to the increase in goods-in-transit for imported milk powder, a $77.0 million increase in accounts payable due to delayed payment to our suppliers resulting from our tightened liquidity position and payable for goods-in-transit for imported milk powder, a $13.4 million increase in accounts receivable due to our extended credit term to certain distributors, a $5.6 million increase in income tax receivable due to overpaid income tax before the melamine incident, and a $4.5 million increase in product recall provision. In the fiscal year ended March 31, 2009, we spent $238.8 million in purchasing raw materials and other production materials, $33.0 million in staff compensation and social welfare, $33.8 million in other taxes, $197.1 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $403.8 million from our customers.

Net cash provided by operating activities was $38.2 million for the fiscal year ended March 31, 2008, as compared to net cash provided by operating activities of $14.8 million for the prior fiscal year. Net cash provided by operating activities for the fiscal year ended March 31, 2008 was mainly due to net income of $45.7 million, non-cash items not affecting 2008 cash flows of $5.6 million, partially offset by $13.0 million of negative changes in working capital. The changes in working capital for the year ended March 31, 2008, were primarily related to a $39.1 million increase in inventory, a $5.7 million increase in prepaid expense and other current assets, and a $4.1 million increase in accounts receivable, partially offset by a $9.4 million decrease in due from related parties, a $6.8 million increase in accounts payable, and a $8.1 million increase in other liabilities. The increase in inventory was due to several factors: our increased production and sales, the acquisition of Baoquanling and its inventory, and direct whey protein purchase from Eurosérum in France. Due to the distance of Eurosérum and the longer delivery time, we kept more whey protein inventory in our warehouse and had more whey protein in-transit as our inventory. There were no material policy changes in our credit terms to customers and payment terms to suppliers for the fiscal year ended March 31, 2008. In the fiscal year ended March 31, 2008, we spent $198.4 million in purchasing raw materials and other production materials, $21.7 million in staff compensation and social welfare, $19.7 million in other taxes, $143.5 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $431.5 million from our customers.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $127.3 million for the fiscal year ended March 31, 2009, as compared to $33.1 million for the prior fiscal year. Cash invested in purchases of property and equipment was $44.9 million and $36.4 million for the fiscal year ended March 31, 2009 and 2008, respectively. This increase in net cash used in investing activities is primarily due to our plant expansion to increase our production capacity prior to the melamine contamination incident, partially offset by the suspension of major investing projects in the aftermath of such event. We expect the suspension will slow down our expansion into the nutritional snack business which we expect to launch in late 2009, but it will not materially affect our production capacity to fulfill our customers’ order requirements. Restricted cash increased by $73.9 million for the fiscal year ended March 31, 2009, as compared to a decrease of $4.2 million for the prior fiscal year due to a significant increase in our bank borrowings. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of machinery and raw materials and as pledges for certain short-term borrowings.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $174.9 million for the fiscal year ended March 31, 2009. Cash provided by financing activities during the fiscal year ended March 31, 2009 was primarily related to $238.2 million short-term loans from PRC banks in China, $7.5 million loan from related parties, $8.8 million long-term loans from domestic banks in China, offset by $77.3 million repayment of short-term loans from PRC banks and $1.9 million repayment of long-term loans from PRC banks.

Net cash provided by financing activities was $64.7 million for the fiscal year ended March 31, 2008. Cash provided by financing activities during the fiscal year ended March 31, 2008 was primarily related to $65.8 million in the proceeds from the issuance of common stock to Warburg, $60.2 million short-term loans from domestic banks in China and ABN, and a $35.0 million long-term loan from ABN, offset by the repayment of $96.2 million in short-term borrowings from domestic banks in China and ABN.

Net cash provided by financing activities for the fiscal year ended March 31, 2007 was $16.4 million, primarily related to the proceeds from bank loans of $32.6 million, partially offset by the repayment of short-term borrowings of $16.2 million.

Outstanding Indebtedness

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off, the Company was not able to meet any of the financial covenant requirements as of March 31, 2009. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.75% of the aggregate principal amount outstanding and an increase in the interest rate of 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. The lenders have also proposed a revised repayment schedule of quarterly amortizations commencing in October 2009 with $5.0 million in October 2009, $5.0 million in January 2010, $10 .0 million in April 2010, $10.0 million in July 2010, and $5.0 million on maturity. Any non-payment would constitute a default, for which the banks have rights to enforce on the existing share pledge. As of the date of the filing of this 10-K, the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.5 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements.

In addition to the New ABN Loan, as of March 31, 2009 and March 31, 2008, the Company had short-term loans from PRC banks in the amount of $182.6 million and $21.2 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at March 31, 2009 range from April 2009 to March 2010. As of the date of the filing of this 10-K, all outstanding short-term loans that have become due have been repaid. The weighted average interest rate on short-term loans from PRC banks outstanding at March 31, 2009 and March 31, 2008 was 4.1% and 7.08%, respectively. The loans at March 31, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $34.2 million and $18.1 million as of March 31, 2009 and March 31, 2008, respectively.  The value of land use right pledged was $3.4 million and nil as of March 31, 2009 and March 31, 2008, respectively. The value of cash pledged was $66.1million which was recorded in restricted cash and nil as of March 31, 2009 and March 31, 2008, respectively.

As of March 31, 2009 and 2008, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $8.8 million and $1.9 million, respectively. The maturity date of the loan term loans outstanding from PRC banks at March 31, 2009 is in March 2011. The weighted average interest rate on outstanding long-term loans at March 31, 2009 and 2008 was 5.4% and 3.2%, respectively.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $7.5 million and nil as of March 31, 2009 and March 31, 2008 respectively. The maturity dates of the short term loans outstanding from related parties at March 31, 2009 are in October 2010. The balance as of March 31, 2009 included a US dollar loan of $3.9 million and a RMB loan of $3.6 million, and the interest rates were 10.0% and 5.5% respectively. The interest rate of the US dollar loan is benched mark to that of US dollar borrowing from third parties. The outstanding amount under these loans from related parties was $6.6 million as of June 12, 2009.

Tabular Disclosure of Contractual Obligations

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

Below is a table setting forth our contractual obligations as of March 31, 2009:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and related interest payment obligations	$9,719	$474	$9,245	$—	$—

Capital lease obligations	18,038	—	857	946	16,235

Operating lease obligations	66,880	650	3,368	3,606	59,256

Advertising and purchase of raw materials commitments	19,211	19,211	—	—	—

Capital expenditure commitments	6,004	6,004	—	—	—

Total	$119,852	$26,339	$13,470	$4,552	$75,491

We computed the long-term debt-related interest based on the interest rate as of March 31, 2009.

As of March 31, 2009, our FIN 48 liability was $964,000. We are unable to reasonably estimate the timing of the effective settlement of this tax position.

Capital Expenditures

Our capital expenditures were $44.8 million, $36.4 million and $21.6 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Our capital expenditures were mainly used for the expansion of our production plants. In order to meet our immediate working capital needs in the aftermath of the melamine contamination incident, we decided to temporarily postpone projects that were not urgently needed for our operations, such as our baby beverage project and the furnishing of our head office building. Our capital expenditure increased for the fiscal year ended March 31, 2009 due to projects we were undertaking to expand our production capacity prior to the melamine contamination incident. We do not anticipate significant capital expenditure in the next several fiscal quarters. All future capital expenditure plans will be dependent upon our cash position and operating status.

Off-Balance Sheet Arrangements

We have not entered into any guarantee contract or commitments to guarantee the payment obligations of any third parties except for the guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans of $1.1 million to 104 dairy farmers in the Zhangbei area of Hebei Province in China, which was recorded as contingent liability of $0.4 million. Such loans matured on December 15, 2007 but as of March 31, 2009, none of these loans have been repaid. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant's own stock and classified in stockholders' equity in the registrant's statement of financial position, and therefore excluded from the scope of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. We do not have any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled. SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations for which the acquisition date is on or after April 1, 2009. SFAS 141R amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating whether the adoption of SFAS No. 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. We have not yet determined the impact on its consolidated financial statements of adopting SFAS No. 161.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosures related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements, though, shall be applied prospectively to all intangible assets recognized as of the effective date. Early adoption is prohibited. We expect to adopt FSP FAS 142-3 as of April 1, 2009.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS 162 is effective 60 days following SEC approval.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The EITF will be effective for years beginning after December 15, 2008. We are currently evaluating whether the adoption of EITF Issue 07-5 will have a significant effect on its consolidated financial position, results of operations or cash flows.

At the November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-7: Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires entities that will acquire a defensive intangible asset after the effective date of Statement 141(R), to account for the acquired intangible asset as a separate unit of accounting and amortize the acquired intangible asset over the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of this statement on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS No.165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.

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

Considering the RMB balance of our cash and cash equivalents as of March 31, 2009, which amounted to $37.7 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.4 million of the balance.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2009. Based upon economic conditions and leading market indicators at March 31, 2009, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

Currently, we are exposed to interest rate risk primarily associated with: the New ABN Loan, a variable-rate debt obligation based on LIBOR, with the carrying value of $35.0 million which approximates its fair value at March 31, 2009.

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

Commodities Risk

Raw milk, imported milk powder and whey protein are the principal raw materials in the Company’s business, accounting for over 70% of the Company’s cost of sales. Domestically produced milk powder and other dairy based ancillary products are also the Company’s products for commercial sales. As such, the Company’s is exposed to the fluctuations in the price of raw milk, milk powder and whey protein. During the past two years, the rise and fall in the prices of these commodities have significantly affected the Company’s business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of the Company’s powdered formula products. In the meantime, a significant decrease in the price of milk powder may also adversely affect the gross margin of domestically produced milk powder and other dairy based ancillary products for commercial sales.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Synutra International, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009 and related financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synutra International, Inc. and subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2(A) to the consolidated financial statements, the Company's losses from operations, negative working capital and non-compliance with certain debt covenants raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 11 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.
Shanghai, China
June 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Synutra International, Inc. and Subsidiaries
Rockville, Maryland

We have audited the accompanying consolidated statements of income, changes in shareholders' equity, cash flows, and related financial statement schedules included in Schedule I and II of Synutra International, Inc. and Subsidiaries for the year ended March 31, 2007.  These consolidated financial statements and related financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Synutra International, Inc. and Subsidiaries for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As described more fully in Note 17, the segment information disclosure for the year ended March 31, 2007 has been restated to reflect three reporting segments.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
June 26, 2007 (June 11, 2009 as to the segment information restatement discussed in Note 17)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	March 31,	March 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$37,736	$97,425
Restricted cash	84,338	9,744
Accounts receivable, net of allowance of $1,452 and $185, respectively	23,826	11,325
Inventories	114,724	61,853
Due from related parties	2,463	—
Deferred tax assets	16,276	1,448
Income tax receivable	1,476	—
Prepaid expenses and other current assets	13,436	10,800
Assets held for sale	—	1,316

Total current assets	294,275	193,911

Property, plant and equipment, net	144,481	85,719
Land use rights, net	6,374	4,496
Intangible assets, net	3,136	—
Goodwill	1,435	—
Deferred tax assets	18,464	2,077
Other assets	4,406	8,115

TOTAL ASSETS	$472,571	$294,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$224,647	$21,228
Long-term debt-current portion	—	1,923
Accounts payable	112,968	26,438
Due to related parties	5,172	2,970
Advances from customers	5,448	9,465
Income tax payable	—	4,168
Product recall provision	4,547	—
Other current liabilities	21,925	16,489

Total current liabilities	374,707	82,681
Long-term debt	8,777	34,184
Deferred revenue	4,681	4,559
Capital lease obligations	5,254	—
Other long term liabilities	1,756	1,250

Total liabilities	395,175	122,674

Minority interest	537	385

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding at March 31, 2009 and 2008, respectively	5	5
Additional paid-in capital	76,607	76,607
Retained earnings (Accumulated deficit)	(23,674)	76,875
Accumulated other comprehensive income	23,921	17,772

Total shareholders’ equity	76,859	171,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$472,571	$294,318

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands except earnings per share data)

	Year Ended March 31,
	2009	2008	2007
Net sales	$312,528	$362,090	$216,605
Cost of sales	259,086	175,568	109,900

Gross profit	53,442	186,522	106,705

Selling and distribution expenses	44,178	34,449	25,561
Advertising and promotion expenses	115,478	76,388	52,322
General and administrative expenses	25,455	16,013	7,031
Other operating income, net	5,790	1,492	1,109

Income (loss) from operations	(125,879)	61,164	22,900

Interest expense	4,857	6,354	1,896
Interest income	341	1,801	356
Other income (expense), net	(580)	(3,084)	110

Income (loss) before provision for income tax	(130,975)	53,527	21,470
Provision (benefit) for income tax	(30,386)	7,855	1,596

Net income (loss) before minority interests	(100,589)	45,672	19,874

Minority interests	(40)	11	—

Net income (loss) attributable to shareholders	$(100,549)	$45,661	$19,874

Other comprehensive income	6,149	14,840	1,876

Total comprehensive income (loss)	$(94,400)	$60,501	$21,750

Earnings (loss) per share - basic	$(1.86)	$0.86	$0.40

Earnings (loss) per share - diluted	$(1.86)	$0.85	$0.40

Weighted average common share outstanding - basic	54,001	53,170	50,001
Weighted average common share outstanding - diluted	54,001	53,476	50,001

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount
Balance, March 31, 2006	50,001	$5	$8,226	$11,664	$1,056	$20,951
Net income	—	—	—	19,874	—	19,874
Currency translation adjustment	—	—	—	—	1,876	1,876

Balance, March 31,2007	50,001	$5	$8,226	$31,538	$2,932	$42,701
Issuance of common stock, net of issuance costs of $206	4,000	—	65,794	—	—	65,794
Issuance of warrants	—	—	2,587	—	—	2,587
Adoption of FIN 48	—	—	—	(375)	—	(375)
Acquisition of a subsidiary	—	—	—	51	—	51
Net income	—	—	—	45,661	—	45,661
Currency translation adjustment	—	—	—	—	14,840	14,840

Balance, March 31,2008	54,001	$5	$76,607	$76,875	$17,772	$171,259
Net loss	—	—	—	(100,549)	—	(100,549)
Currency translation adjustment	—	—	—	—	6,149	6,149

Balance, March 31,2009	54,001	$5	$76,607	$(23,674)	$23,921	$76,859

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flow from operating activities:
Net income (loss)	$(100,549)	$45,661	$19,874
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	—	2,733	—
Amortization of debt issuance costs	321	539	—
Depreciation and amortization	7,649	4,646	2,057
Write down of intangible asset	880	—	—
Bad debt expense	2,138	(47)	397
(Gain)/loss on short term investment	—	—	(77)
(Gain)/ Loss on disposal of property, plant and equipment	(20)	249	—
Impairment of property, plant and equipment	—	175	—
Deferred income tax	(31,124)	(2,695)	(432)
Minority interest	152	11	—

Changes in assets and liabilities:
Accounts receivable	(13,399)	(4,149)	(4,044)
Inventories	(50,940)	(39,066)	(4,616)
Due from related parties	(3,557)	9,400	(3,139)
Prepaid expenses and other current assets	(2,691)	(5,676)	(1,341)
Accounts payable	76,975	6,831	(994)
Due to related parties	4,880	1,909	(1,366)
Advances from customers	(4,248)	4,606	3,330
Income tax receivable	(5,636)	—	—
Income tax payable	—	5,037	(668)
Deferred revenue	986	—	4,138
Product recall provision	4,547	—	—
Other liabilities	4,148	8,065	1,647

Net cash provided by (used in) operating activities	(109,488)	38,229	14,766

Cash flow from investing activities:
Acquisition of property, plant and equipment	(44,827)	(36,453)	(21,584)
Acquisition of intangible assets	(2,474)	—	—
Disposal of investment in a subsidiary	—	(1,046)	—
Proceeds from sales of short term investment	—	—	120
Change in restricted cash	(73,934)	4,213	3,527
Business acquisitions	(6,052)	190	—
Proceeds from disposal of property, plant and equipment	—	—	29
Advance to related companies	—	(3,324)	—
Repayment of advance to related companies	—	3,324	—

Net cash used in investing activities	(127,287)	(33,096)	(17,908)

Cash flow from financing activities:
Proceeds from short-term loans	245,710	60,179	32,625
Repayment of short-term loans	(77,314)	(96,242)	(16,200)
Proceeds from long-term loans	8,777	35,000	—
Repayment of long-term loans	(1,923)	—	—
Payments on capital lease obligations	(379)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	65,794	—

Net cash provided by financing activities	174,871	64,731	16,425

Effect of exchange rate changes on cash and cash equivalents	2,215	6,725	1,876

Net change in cash and cash equivalents	(59,689)	76,589	15,159
Cash and cash equivalents, beginning of year	97,425	20,836	5,677

Cash and cash equivalents, end of year	$37,736	$97,425	$20,836

Supplemental cash flow information:
Interest paid	$5,718	$3,769	$2,119
Income tax paid	$6,443	$6,486	$2,714

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$7,501	$4,149	$—
Issuance of warrant in relation to the long-term debt	$—	$2,733	$—
Assets acquired under capital lease	$5,336	$—	$—
Business acquisitions by accounts payable	$1,521	$—	$—
Disposal of property by due from related parties	$1,726	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MARCH 31, 2009 AND 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Directly or through its wholly owned subsidiary, Synutra Inc., an Illinois corporation (“Synutra Illinois”), Synutra International, Inc. (collectively with its subsidiaries, the “Company” or “Synutra”) owns all or majority of the equity interests of the entities in the People’s Republic of China (“China” or “PRC”) that are principally engaged in the production, marketing and distribution of dairy based nutritional products under the Company’s own brands in China. The Company is a leader in sales of infant formula products in China.

The Company produces, markets and sells nutritional products under “Shengyuan”, or “Synutra”, name, together with other complementary brands. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products, such as adult powdered formula and prepared baby food, and certain nutritional ingredients and supplements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. Following the government announcement in mid September 2008 that formula products of the Company and 21 other manufacturers had been contaminated with melamine, the Company conducted a compulsory recall of certain lots of U-Smart products and a voluntary recall of all other products produced before September 16, 2008 at the same facilities, where the Company believed the contaminated milk supplies originated.  As a direct result of the incident, the Company has experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009 and, as of March 31, 2009, has a working capital deficit of approximately $80.4 million caused primarily by the product recall costs including cost of replacing products, shipping charges and inventory write down/ write off, and subsequent loss of sales. As discussed in Note 11 to the financial statements, at March 31, 2009, the Company was not in compliance with certain covenants of its loan agreement due to the losses suffered as a result of the melamine issue.  The occurrence of these recent economic events, the ensuing operating losses and negative cash flows and the failure of the Company to meet its debt covenants raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to renegotiate the terms and covenants of the loan agreement and is in the process of evaluating funding alternatives including seeking refinance of certain short-term loans from PRC banks. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Company is unable to continue as a going concern.

B.	Basis of consolidation

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its variable interest entity and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The variable interest entity and its subsidiaries have not commenced their planned operations as of March 31, 2009.

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

Restricted cash are bank demand deposits used as security against letter of credits and short-term borrowings. This is used by the Company as a short term instrument to reduce financing cost.

F.	Account receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

G.	Inventories

Inventories are stated at the lower of cost or market. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates market of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds market. Potential losses from obsolete and slow-moving inventories are recorded when identified. Market is current replacement cost, which does not exceed the net realizable value, that is, estimated selling price in the ordinary course of business less reasonable predictable cost of completion and disposal, and is not less than net realizable value reduced by an allowance for normal profit margin.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. The useful lives for property, plant and equipment are as follows:

Buildings	20 - 40 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	3 - 5 years
Motor vehicles	5 years
Others	5 years

J.	Leases

Leases are classified as capital or operating leases. A lease that transfers to the lessee substantially all the benefits and risks incidental to ownership is classified as a capital lease. At inception, a capital lease is recorded at present value of minimum lease payments or the fair value of the asset, whichever is less. Assets under capital leases are amortized on a basis consistent with that of similar fixed assets or the lease term, whichever is less. Operating lease costs are recognized on a straight-line basis over the lease term.

K.	Construction in progress

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

The capitalized interest recognized up to March 31, 2009, 2008 and 2007 was $1.4 million, $848,000 and $726,000 respectively, associated with construction in progress.

L.	Impairment of long-lived assets

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

M.	Impairment of goodwill and indefinite lived intangible assets

SFAS No. 142 requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill and indefinite lived intangible assets. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill and indefinite lived intangible assets to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Intangible assets with an indefinite life are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal in amount to that excess.

Management performs its annual goodwill impairment test on March 31. No goodwill or indefinite lived intangible assets have been impaired during any of the periods presented.

N.	Related parties

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

Related Party	Economic Substance
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel”)	Publishes catalogues and engages in advertising and direct marketing of consumer products featured in catalogues.

Beijing Honnete Dairy Co., Ltd. (“Honnete”)	Engages in importing and distributing whey protein products to commercial customers.

Beijing Ao Naier Feed Stuff LLC (“Ao Naier”)	Engages in buying and selling whey protein and other protein substitutes. Ao Naier became an unrelated party since January 2008.

Beijing Luding Xueyuan Trading Co., Ltd. (“Luding Xueyuan”)	Operates retail shelf spaces in supermarkets in Beijing. Luding Xueyuan became an unrelated party since January 2008.

Qingdao Luyin Waste Disposal Investment Management Co., Ltd. (“Luyin”)	Engages in waste disposal and sewage treatment activities.

O.	Income taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $375,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings. Note 14 further describes the impact of the adoption of FIN No. 48 - an interpretation of FASB Statement No. 109.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

P.	Foreign currency translation

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

In July 2005, the PRC began to value the RMB against a basket of currencies of its major trading partners, including the U.S. This measure has allowed the RMB to fluctuate within a narrow band vis a vis the U.S. dollar. Since the adoption of this managed flexible exchange rate policy, the RMB has been under pressure to appreciate against the U.S. dollar. This has affected the changes in the foreign currency translation gain (loss) as reflected in other income (expense), net of $(252,000), $(1,110,000) and $38,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Q.	Revenue recognition

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

•
The Company records a provision for estimated sales returns due to package damage, merchandise slow moving at certain retail customer shelf, and termination of distributorships, which the Company estimates through a comparison of historical return data to related sales. The Company uses historical rates of return and adjusts for known or expected changes in the marketplace when appropriate. The sales return amount represents management’s best estimates based on the available information at the time of estimate is made.

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

R.	Shipping and handling costs

All shipping and handling costs are expensed as incurred and outbound freight is not billed to customers. Shipping and handling costs are included in selling and distribution expenses. The expenses were $7.4 million, $6.7 million and $4.0 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

S.	Advertising and promotion expenses

Advertising and promotion expenses include advertising expenses, promotion staff salaries and promotion product expenses. Advertising expenses were $72.8 million, $30.3 million and $16.4 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

T.	Government subsidies

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expense of the related assets over the useful lives of these assets. Government subsidies relating to specific borrowings are recorded as an offset to the interest expense over the term of these borrowings. Unrestricted government subsidies from local governmental agencies allowing the Company full discretion in the fund utilization were $5.8 million, $1.5 million and $1.1 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, which was recorded in other operating income in the consolidated statements of income. In addition, the Company received $4.6 million (RMB 32.0 million) of government subsidy in fiscal year 2007 which was directly related to the manufacturing facility construction. Such subsidy was recorded in deferred revenue and will be amortized to offset the depreciation expenses associated with the underlining property.

U.	Employee’s benefits

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

V.	Comprehensive income (loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to accumulated foreign currency translation.

W.	Fair value of financial instruments

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at March 31, 2009 and 2008 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate which reflects the current market yield level for comparable loans. The carrying value of long term receivable approximates its fair value as it represents the present value of future payments to be received.

On April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) that was not delayed by FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS 157 will be applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assetsor liabilities.

Level 3:	Unobservable inputs.

As of March 31, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

X.	Concentration of credit risk

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

Y.	Segment reporting

The Company expanded the number of reportable segments from one to three in order to better reflect the manner in which management analyzes the Company’s performance including powdered formula, baby food, and nutritional ingredients and supplements. For more information, see Note 17 to these Consolidated Financial Statements.

Z.	Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141, “Business Combinations: (Revised 2007)” (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141, “Business Combinations” (“SFAS 141”) cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS No. 5, “Accounting for Contingencies”, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The Company is currently evaluating the impact, if any, of this statement on its consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The EITF will be effective for years beginning after December 15, 2008. The Company is currently evaluating whether the adoption of EITF Issue 07-5 will have a significant effect on its consolidated financial position, results of operations or cash flows.

At the November 24, 2008 meeting, the FASB ratified the reached in EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires entities that will acquire a defensive intangible asset after the effective date of Statement 141(R), to account for the acquired intangible asset as a separate unit of accounting and amortize the acquired intangible asset over the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position ("FSP") No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), which amends the guidance in SFAS 141R to establish a model for pre-acquisition contingencies that is similar to the one entities used under SFAS 141. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in SFAS 5 Accounting for Contingencies and FIN 14 Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5 to determine whether the contingency should be recognized as of the acquisition date or after it. The FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 will change the Company’s accounting treatment for business combinations on a prospective basis beginning on April 1, 2009.

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP will be effective for the Company for interim and annual periods beginning July 1, 2009. The Company does not expect the adoption of FSP 157-4 to have a material impact on the Company's consolidated financial statements or the fair values of its financial assets and liabilities.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP will be effective for the Company for interim and annual periods beginning July 1, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS No.165).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.

AA.	Changes in Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	BUSINESS COMBINATION

On October 8, 2008, the Company acquired certain assets from Beijing Huilian Food Co., Ltd. (“Huilian”) which is a provider of prepared baby food in mainland China, with total consideration of RMB 45 million (approximately US$ 6.6 million). As a result of the acquisition, the Company has expanded into the production of prepared baby food beginning with the fiscal quarter ended March 31, 2009. For accounting purposes, the acquisition has been accounted for as a business combination in accordance with SFAS No. 141. Under the purchase method of accounting, the assets acquired and liabilities assumed from Huilian are recorded at the date of acquisition at their respective fair values. Financial statements and reported results of operations of the company have reflected these values, with the results of Huilian included from October 8, 2008, in the consolidated statements of income.

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

4.	PRODUCT RECALL

On September 16, 2008, the Company announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. These costs represent the Company’s estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with the Company’s recall efforts.

Should actual product recall costs differ from the estimated costs, the Company would have to reassess the impact of the product recall on the Company’s financial results and revise the estimated product recall accrual accordingly. Following is a summary of the liabilities related to the product recall that were recorded during the fiscal year ended March 31, 2009:

(In thousands)
Balance at April 1, 2008	$—
Product recall expenses	53,038
Replacement of products	(44,002)
Payment of cash, net	(4,395)
Foreign currency translation	(94)
Balance at March 31, 2009	$4,547

5.	INVENTORIES

The Company’s inventories at March 31, 2009 and 2008 are summarized as follows:

	March 31, 2009	March 31, 2008
	(In thousands)
Raw materials	$96,361	$30,550
Work-in-progress	11,739	16,786
Finished goods	6,624	14,517
Total Inventories	$114,724	$61,853

6.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name
a.	Due from related parties

	March 31, 2009	March 31, 2008
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,726	$—
Beijing Honnete Dairy Co., Ltd.	737	—
Total Due from Related Companies	$2,463	$—

In June 2008, the Company sold two commercial buildings, one of which was classified as assets held for sale as of March 31, 2008, to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company’s CEO, at the carrying value of $1.7 million. The amount represents the balance due from Sheng Zhi Da Dairy Group Corporation as of March 31, 2009.

b.	Due to related parties

	March 31, 2009	March 31, 2008
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	2,113	2,404
St. Angel (Beijing) Business Service Co., Ltd.	2	4
Beijing Honnete Dairy Co., Ltd.	3,057	562
Total Due to Related Companies	$5,172	$2,970

The Company had certain related party borrowings. See Note 11. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the fiscal years ended March 31, 2009, 2008 and 2007, the Company’s sales to the related parties mainly included industrial milk powder to Kelqin, Luding Xueyuan and Baoquanling; whey protein to Honnete; milk fat and non-fat dry milk to Kelqin and Honnete; formulation ingredients to Ao Naier, BQL and Luding Xueyuan.

The following tables categorize sales to related companies as main product sales and ancillary product sales as presented in the income statements:

a.	Main product sales to related parties

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Beijing Kelqin Dairy Co., Ltd.	$—	$—	$5,230
Beijing Luding Xueyuan Trading Co., Ltd.	—	1,497	686
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	—	—	637
Total	$—	$1,497	$6,553

b.	Ancillary product sales to related parties

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$2,255	$—	$6,128
Beijing Kelqin Dairy Co., Ltd.	—	143	311
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	—	—	3,401
Beijing Ao Naier Feed Stuff LLC	—	—	130
Beijing Luding Xueyuan Trading Co., Ltd.	—	—	260
St.Angel (Beijing) Business Service Co., Ltd.	—	—	32
Total	$2,255	$143	$10,262

Total of main product and ancillary product sales to related companies	$2,255	$1,640	$16,815

C.	Purchases from related parties

In the fiscal year ended March 31, 2009, 2008 and 2007, the Company’s purchases from related parties included whey protein powders from Kelqin and Honnete, spray-dried milk powder from BQL, and catalogues, brochures, and marketing materials from St. Angel.

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$10,376	$17,862	$11,460
St. Angel (Beijing) Business Service Co., Ltd.	1,639	988	19
Beijing Kelqin Dairy Co., Ltd.	154	3,286	3,033
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	—	—	15,139
Total	$12,169	$22,136	$29,651

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2009	March 31, 2008
	(In thousands)
Staff advance	$—	$96
Advance to suppliers	584	2,338
Prepaid advertising expense	535	5,656
Receivable due to disposal of a subsidiary	870	972
Other tax receivable	3,148	—
Subsidy receivable	5,060	—
Others	3,239	1,738

Total	$13,436	$10,800

8.	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2009	March 31, 2008
	(In thousands)
Property, plant and equipment, cost:
Buildings	$51,693	$27,004
Plant and machinery	65,020	38,430
Office equipment and furnishings	3,076	2,534
Motor vehicles	2,963	1,340
Others	543	348

Total cost	$123,295	$69,656

Less: Accumulated depreciation:
Buildings	4,472	2,831
Plant and machinery	11,804	6,933
Office equipment and furnishings	1,183	705
Motor vehicles	885	545
Others	273	197

Total accumulated depreciation	18,617	11,211

Construction in progress	39,803	27,274

Property, plant and equipment, net	$144,481	$85,719

Construction in progress primarily represents the construction of manufacturing facilities and related equipment, and administrative buildings.

The Company recorded depreciation expense of $7.5 million, $4.6 million and $1.8 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

9.	LAND USE RIGHTS, NET

	March 31, 2009	March 31, 2008
	(In thousands)
Land use rights, cost	$6,757	$4,744
Less: Accumulated amortization	383	248
Land use rights, net	$6,374	$4,496

The Company recorded amortization expense of $128,000, $80,000 and $40,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

10.	INTANGIBLE ASSETS, NET

	March 31, 2009*
	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
	(In thousands)
Know-how (5-year useful life)	$398	$40	$—	$358
Customer relationship	880	—	880	—
Registered trademark (indefinite life)	2,778	—	—	2,778
	$4,056	$40	$880	$3,136
* Nil figures for the comparable periods in fiscal year 2008.

The intangible assets acquired in the fiscal year ended March 31, 2009 included the know-how, customer relationship and registered trademarks arising from the acquisition of Huilian’s prepared baby food business discussed in Note 3, and the registered trademarks of Helanruniu, or Holsteina, that are being used for the Company’s powdered adult formula products.

Amortization expense was $40,000 for the fiscal year ended March 31, 2009.

11.	DEBT AND WARRANTS

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off, the Company was not able to meet any of the financial covenant requirements as of March 31, 2009. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.75% of the aggregate principal amount outstanding and an increase in the interest rate of 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. The lenders have also proposed a revised repayment schedule of quarterly amortizations commencing in October 2009 with $5.0 million in October 2009, $5.0 million in January 2010, $10.0 million in April 2010, $10.0 million in July 2010, and $5.0 million on maturity. Any non-payment would constitute a default, for which the banks have rights to enforce on the existing share pledge. As of the issuance date of consolidated financial statement, the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.5 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements.

In addition to the New ABN Loan, as of March 31, 2009 and March 31, 2008, the Company had short-term loans from PRC banks in the amount of $182.6 million and $21.2 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at March 31, 2009 range from April 2009 to March 2010. The weighted average interest rate on short-term loans from PRC banks outstanding at March 31, 2009 and March 31, 2008 was 4.1% and 7.08%, respectively. The loans at March 31, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $34.2 million and $18.1 million as of March 31, 2009 and March 31, 2008, respectively.  The value of land use right pledged was $3.4 million and nil as of March 31, 2009 and March 31, 2008, respectively. The value of cash pledged was $66.1 million which was recorded in restricted cash and nil as of March 31, 2009 and March 31, 2008, respectively.

As of March 31, 2009 and 2008, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $8.8 million and $1.9 million, respectively. The maturity date of the loan term loans outstanding from PRC banks at March 31, 2009 is in March 2011. The weighted average interest rate of outstanding long-term loans at March 31, 2009 and March 31, 2008 was 5.4% and 3.2%, respectively.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $7.5 million and nil as of March 31, 2009 and March 31, 2008 respectively. The maturity dates of the short term loans outstanding from related parties at March 31, 2009 are in October 2010. The balance as of March 31, 2009 included a US dollar loan of $3.9 million and a RMB loan of $3.6 million, and the interest rates were 10.0% and 5.5% respectively. The interest rate of the US dollar loan is benched mark to that of US dollar borrowing from third parties.

12.	OTHER CURRENT LIABILITIES

	March 31, 2009	March 31, 2008
	(In thousands)
Other tax payables	—	2,661
Accrued freight charges	$434	$837
Accrued rebate and slotting fee	844	371
Deferred government subsidies	991	—
Accrued professional service fees	1,046	1,240
Payroll and bonus payables	3,615	1,852
Accrued selling and marketing expenses	4,118	3,627
Accrued advertising and promotion expenses	5,984	3,140
Others	4,893	2,761
Total	$21,925	$16,489

13.	OBLIGATIONS UNDER CAPITAL LEASES

Future minimum capital lease payments at March 31, 2009 are as follows:

Year Ending
March 31,
(In thousands)
2010	$—
2011	384
2012	473
2013	473
2014	473
2015 and thereafter	16,235

Total minimum lease payments	$18,038
Less: Amount representing interest	12,784

Present value of minimum lease payments	5,254

Current	—
Long-term	5,254
Total	5,254

The interest rate associated with the capital leases is 7.8% per annum.

14.	INCOME TAXES

A.	Tax law of each tax jurisdictions

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. As at March 31, 2009, the Company’s subsidiary in United States does not have any assessable profit and accordingly, no provision for federal and state income taxes have been provided thereon.

China

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated the new Enterprise Income Tax Law ("new EIT Law"), which took effect beginning January 1, 2008. Under the new EIT law, foreign investment enterprises and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for certain qualifying enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate or tax holiday under the then effective tax laws or regulations.

Some of the Company's PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

	Statutory Tax Rate
Name of Subsidiaries	Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	2 years tax free (2004, 2005); 12% (2006, 2007); 12.5% (2008)
Qingdao Shengyuan Dairy Co., Ltd.	25%	No tax holiday
Heilongjiang Mingshan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Zhangjiakou Shengyuan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Inner Mongolia Shengyuan Food Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday

B.	Components of income (loss) before income taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
United States	$(3,320)	$(7,235)	$(126)
PRC	(127,655)	60,762	21,596
	$(130,975)	$53,527	$21,470

C.	Reconciliation from income tax at statutory rate to reported amount of income tax expense

The income tax expense reconciled to the tax expense computed at the US statutory rate was approximately as follows for the years ended March 31, 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Income tax provision at US federal statutory rate of 34%	$(44,531)	$18,199	$7,300
Foreign tax rate differential	11,489	(2,393)	(215)
PRC tax holiday effect	(3,228)	(13,978)	(5,231)
Change in valuation allowance	3,072	2,135	—
FIN 48 unrecognized tax benefits	81	508	—
Nondeductible (nontaxable) items	2,731	3,384	(258)
Total income tax expenses	$(30,386)	$7,855	$1,596

Certain Company’s PRC subsidiaries are eligible for tax holidays. The impact of these tax holidays decreased/(increased)PRC taxes by $(3.2) million, $14.0 million and $5.2 million for the fiscal year ended March 31, 2009, 2008 and 2007, respectively. The benefit/(expense) of the tax holidays on earnings per share was $0.06, $0.26 and $0.10 for the fiscal year ended March 31, 2009, 2008 and 2007, respectively.

D.	Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2009	March 31, 2008
	(In thousands)
Deferred tax assets - current
Inventory write-down	$8,005	$—
Promotional expenses carried forward	7,367	—
Net operating loss	151	287
Accrued expenses	88	1,210
Others	909	227
Subtotal	16,520	1,724
Less: valuation allowance	(244)	(276)
Total current deferred tax assets	$16,276	$1,448

Deferred tax assets – non current
Net operating loss	$20,988	$1,462
Tax credit carryforward for PRC equipment purchasing	2,083	2,028
Fixed assets	278	320
Others	78	126
Subtotal	23,427	3,936
Less: valuation allowance	(4,963)	(1,859)
Total non-current deferred tax assets	$18,464	$2,077

The net change during the year in the total valuation allowance is as follows:

	March 31, 2009	March 31, 2008
	(In thousands)
Balance at beginning of year	$2,135	$—
Additions during the year	3,072	2,135
Balance at end of year	$5,207	$2,135

At March 31, 2009, net operating loss carryforward of Synutra Illinois and Synutra International, Inc., who file consolidated tax return, is approximately $13.8 million, which expires through 2029. Subject to the federal income tax rate of 34%, the tax benefit is $4.7 million as of March 31, 2009. Synutra Illinois and Synutra International, Inc. do not have enough profit in the foreseeable future to realize the tax benefit. The Company believes that it is more likely than not that the benefit from the net operating loss carryforward will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets relating to these operating loss carryforward. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2009 will be recognized as a reduction of income tax expense. At March 31, 2009, deductible net operating loss carryforwards of PRC subsidiaries were $69.2 million, which expires through 2014. Subject to the PRC income tax rate of 25% and applicable tax holidays, the tax benefit is $16.5 million as of March 31, 2009.. The Company believes that it is more likely than not that the benefit from the net operating loss carryforward relating to its PRC subsidiaries will be realized through future profits. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward periods are reduced.

E.	Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The provisions for the Company’s income taxes for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, are summarized as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Current tax
US	$—	$—	$—
PRC	738	10,550	2,028

	738	10,550	2,028

Deferred tax
Deferred tax-benefit-US	—	218	(218)
Deferred tax-benefit-PRC	(31,124)	(2,913)	(214)

	(31,124)	(2,695)	(432)

Total	$(30,386)	$7,855	$1,596

F.	Uncertainty in income tax

Effective April 1, 2007, the Company adopted FIN 48, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The adoption of FIN 48 has reduced the retained earnings as of April 1, 2007, by $375,000, including interest and penalties amounting to $55,000, with a corresponding increase in the liability for uncertain tax positions. The above mentioned liability is recorded in other long term liabilities in the consolidated balance sheet. In accordance with the Company’s policies, it accrued and classified interest and penalties related to unrecognized tax benefits as a component of income tax provision. For the year ended March 31, 2009, the Company assessed its FIN 48 provisions and has recognized an additional net liability (including adjustments of interest) of $81,000. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	March 31, 2009	March 31, 2008
	(In thousands)
Balance at beginning of year	$883	$375
Additions based on tax positions related to the current year	343	508
Reductions for tax positions of prior years	(262)	—
Balance at end of year	$964	$883

The balance of unrecognized tax benefits at March 31, 2009, if recognized, would affect the effective tax rate.

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

As of March 31, 2008, the Company's foreign subsidiaries had approximately $74.1million of undistributed earnings which were considered to be indefinitely reinvested, and accordingly, no provision for income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to various foreign countries.  For the fiscal year ended March 31, 2009, the Company's foreign subsidiaries did not generate any distributable earnings.

15.	EARNINGS PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Year Ended March 31,
	2009	2008	2007
	(In thousands except for per share data)
Net income (loss) attributable to common shareholders	$(100,549)	$45,661	$19,874

Basic weighted average common shares outstanding	54,001	53,170	50,001
Dilutive potential common shares from warrants	—	306	—

Diluted weighted average shares outstanding	54,001	53,476	50,001

Earnings (loss) per share-basic	$(1.86)	$0.86	$0.40

Earnings (loss) per share-diluted	$(1.86)	$0.85	$0.40

The warrants to purchase 400,000 shares of common stock granted to ABN in connection with the Original ABN Loan were excluded from the computation of diluted earnings per share for the fiscal year ended March 31, 2009 as they would be anti-dilutive. There were no anti-dilutive warrants excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2008 and 2007.

16.	COMMITMENTS AND CONTINGENCIES

A.	Purchase commitments

As of March 31, 2009, the Company had outstanding commitments in the amount of $19.2million for advertising and raw materials purchase within the next twelve months.

B.	Capital commitments

As of March 31, 2009, the Company’s capital commitments amounted to $6.0 million in relation to asset improvement and plant expansion within the next twelve months.

C.	Operating lease commitments

The Company leases certain office facilities and certain warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2009 are as follows:

Year Ending
March 31,
(In thousands)
2010	$650
2011	1,532
2012	1,836
2013	1,836
2014	1,770
2015 and thereafter	59,256
Total	$66,880

D.	Legal proceedings

As of March 31, 2009, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

On January 15, 2009, a lawsuit was filed in the U.S. on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. in the U.S. District Court for the District of Maryland, alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. The Company filed a motion in April to dismiss the case on grounds of "Forum Non-Convenience” and the opposition filed a Memorandum of Opposition to Motion to Dismiss on May 20, 2009. The Company had been given time to respond to the Opposition, and we will do so on or before June 15, 2009 with an additional filing. After June 15, 2009, the presiding Judge of the Court will decide, with no time limit, if the Court will take the case or render its dismissal. At this stage, the management is unable to predict the outcome of such lawsuit.

On March 2, 2009, a lawsuit was filed in China on behalf of 54 Chinese families alleged to be affected by melamine contamination against a subsidiary, Shengyuan Nutritional Food Co., Ltd. at Qingdao Intermediate People’s Court, seeking compensation for damages, including medical and other expenses, emotional harm and punitive damages, for an aggregate amount over US$1.0 million (RMB6.9 million). Further, on April 14, 2009, a lawsuit was filed on behalf of 73 families (including the original 54 families) against a subsidiary, Shengyuan Nutritional Food Co., Ltd. at Shandong Higher People’s Court on April 14, 2009, seeking compensation for damages of over US$1.7 million (RMB11.3 million). To date, the Company has not been notified by either court of acceptance of any case against the Company in China.

E.	Guarantees

As at March 31, 2009, the Company had an outstanding guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans totaling $1.1 million to 104 dairy farmers in the Zhangbei Area (the “Guarantee”). Such loans matured on December 25, 2007, but as of March 31, 2009, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million. The Company has prepared its best estimate of possible losses related to these loans based on a weighed average range of likely probabilities and potential payments that would be required under the Guarantee, and estimated a potential loss of $367,000 related to the Guarantee.

17.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

During the fiscal year ended March 31, 2009, Meitek, a PRC subsidiary of the Company which is engaged in the production of nutritional ingredients and supplements such as chondroitin sulphate, microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”), completed its construction process and began its operations. In the same fiscal year, the Company acquired the prepared baby food business from Huilian which had begun operation by March 31, 2009. Historically the Company reported results as a single reporting segment in the financial statements since operating segments such as nutritional ingredients and supplements were under construction with minor operating expenses and had not met the quantitative threshold as described under SFAS 131 "Disclosure about Segments of an Enterprise and Related Information". The chief operating decision maker manages the business, including making operating decisions (such as allocating resources) and evaluating operating performance, on a gross profit (loss) basis. The Company expanded the number of reportable segments from one to three in order to better reflect the manner in which management analyzes the Company’s performance including powdered formula, baby food, and nutritional ingredients and supplements. All prior period segment information has been recast to reflect the current period presentation. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The activities of each segment are as follows:

 Powdered Formula - Sales of powdered infant and adult formula products.

 Baby Food - Sales of prepared baby food and nutritional snacks for babies and children.

 Nutritional Ingredients and Supplements - Sales of nutritional ingredients and supplements such as chondroitin sulphate, and microencapsulated DHA and ARA.

 "All Other" includes non-core businesses such as toll packaging, toll drying service and sales of ingredients and materials to industrial customers.

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The intangible assets which were recognized upon the acquisition of the prepared baby food business from Huilian in the fiscal year ended March 31, 2009 and related amortization are allocated to the baby food segment. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above.

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
NET SALES
Powdered formula	$284,818	$321,130	$167,499
Baby food	271	—	—
Nutritional ingredients and supplements	3,367	—	—
All other	27,439	40,960	49,106
Intersegment sales elimination	(3,367)	—	—

Net sales	$312,528	$362,090	$216,605

GROSS PROFIT
Powdered formula	$50,336	$178,728	$102,282
Baby food	150	—	—
Nutritional ingredients and supplements	—	—	—
All other	2,956	7,794	4,423
Intersegment profit elimination	—

Gross profit	$53,442	$186,522	$106,705

Selling and distribution expenses	44,178	34,449	25,561
Advertising and promotion expenses	115,478	76,388	52,322
General and administrative expenses	25,455	16,013	7,031
Other operating income, net	5,790	1,492	1,109

Income (loss) from operations	(125,879)	61,164	22,900
Interest expense	4,857	6,354	1,896
Interest income	341	1,801	356
Other income (expense), net	(580)	(3,084)	110

Income (loss) before provision (benefit) for income tax and minority interests	$(130,975)	$53,527	$21,470

CAPITAL EXPENDITURE
Powdered formula	$45,492	$24,567	$14,462
Baby food	4,389	6,088	6,349
Nutritional ingredients and supplements	8,929	10,853	772
All other	3,231	1	1

Total	$62,041	$41,509	$21,584

DEPRECIATION AND AMORTIZATION
Powdered formula	$6,686	$4,558	$2,056
Baby food	351	61	—
Nutritional ingredients and supplements	608	26	—
All other	4	1	1

Total	$7,649	$4,646	$2,057

	March 31, 2009	March 31, 2008
	(In thousands)
TOTAL ASSETS
Powdered formula	$443,946	$271,114
Baby food	30,291	19,200
Nutritional ingredients and supplements	49,611	11,835
All other	115,923	119,580
Intersegment elimination	(167,200)	(127,411)

Total	$472,571	$294,318

LONG LIVED ASSETS
Powdered formula	$106,726	$68,932
Baby food	21,223	12,441
Nutritional ingredients and supplements	22,630	8,839
All other	276	3

Total	$150,855	$90,215

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
	2009	2008	2007
Sales in Mainland China	98.9%	94.8%	92.4%
Sales to United States	1.1%	5.2%	7.6%

Only one customer in the U.S. accounted for more than 5% of the Company’s total sales in fiscal year 2008 and 2007

All of the Company’s long-lived assets are located in China.

18.	MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.	China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $4.9 million, $2.7 million and $1.2 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

B.	Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. Such restricted portions amounted to approximately $76.9 million and $128.7 million as of March 31, 2009 and 2008, respectively.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2009 and 2008 is as follows:

	Fiscal Year 2009				Fiscal Year 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands except per share data)
Revenue	$127,380	$94,791	$17,658	$72,699	$67,492	$86,202	$100,205	$108,191
Gross Profit (loss)	66,895	(26,723)	(9,760)	23,030	37,062	46,626	50,578	52,256
Net Income (loss)	15,644	(49,680)	(49,342)	(17,171)	5,340	9,772	11,203	19,346
Weighted average common share outstanding, basic	54,001	54,001	54,001	54,001	50,667	54,001	54,001	54,001
Weighted average common share outstanding, diluted	54,291	54,001	54,001	54,001	50,786	54,132	54,304	54,682
Earnings per share, basic	$0.29	$(0.92)	$(0.91)	$(0.32)	$0.11	$0.18	$0.21	$0.36

Earnings per share, diluted	$0.29	$(0.92)	$(0.91)	$(0.32)	$0.11	$0.18	$0.21	$0.35

SYNUTRA INTERNATIONAL, INC.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
Financial information of parent company
BALANCE SHEETS
(in thousands, except share par value)

	March 31, 2009	March 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$441	$2,174
Prepaid expenses and other current assets	1	171

Total current assets	442	2,345
Due from subsidiaries	39,540	40,318

Investments in subsidiaries	73,098	164,569
Other assets	4,153	788

TOTAL ASSETS	$117,233	$208,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short term loan	38,364	—
Other current liabilities	1,166	1,615

Total current liabilities	39,530	1,615
Due to subsidiaries	307	577

Long term loans	—	34,184

Total liabilities	39,837	36,376

Minority interest	537	385

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding, respectively	5	5
Additional paid-in capital	76,607	76,607
Retained earnings (Accumulated deficit)	(23,674)	76,875
Accumulated other comprehensive income	23,921	17,772

Total shareholders’ equity	76,859	171,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,233	$208,020

Financial Information of parent company
STATEMENTS OF INCOME
(in thousands except earnings per share data)

	Year Ended March 31,
	2009	2008	2007
Operating expenses:
General and administrative expenses	$2,605	$3,073	$—

Loss from operations	2,605	3,073	—
Interest expense	1,342	4,466	—
Interest income	(13)	(1,064)	(4)
Other income, net	(1,000)	—	—
Equity in earnings (losses) of subsidiaries	(97,615)	52,136	19,870

Net income (loss) attributable to shareholders	$(100,549)	$45,661	$19,874

Earnings (loss) per share-basic	$(1.86)	$0.86	$0.40

Earnings (loss) per share-diluted	$(1.86)	$0.85	$0.40

Weighted average common share outstanding-basic	54,001	53,170	50,001
Weighted average common share outstanding-diluted	54,001	53,476	50,001

Financial Information of parent company
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flow from operating activities:
Net income	$(100,549)	$45,661	$19,874
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	97,615	(52,136)	(19,870)
Amortization of debt discount	—	2,733	—
Amortization of debt issuance costs	321	539	—
Changes in assets and liabilities:
Due from subsidiaries	778	(40,318)	—
Prepaid expenses and other current assets	(1,855)	(710)	—
Due to subsidiaries	110	172	405
Other current liabilities	3,730	799	—
Other assets	(1,658)	(788)	—

Net cash provided by (used in) operating activities	(1,508)	(44,048)	409

Cash flow from investing activities:
Capital injection at subsidiaries	(225)	(54,981)	—

Net cash used in investing activities	(225)	(54,981)	—

Cash flow from financing activities:
Proceeds from bridge loan	—	35,000	—
Repayment of bridge loan	—	(35,000)	—
Proceeds from long-term loan	—	35,000	—
Proceeds from issuance of common stock, net of issuance costs	—	65,794	—

Net cash provided by financing activities	—	100,794	—

Net change in cash and cash equivalents	(1,733)	1,765	409
Cash and cash equivalents, beginning of year	2,174	409	—

Cash and cash equivalents, end of year	$441	$2,174	$409

Note to Schedule I

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

Schedule I has been provided pursuant to the requirements of Rule 12-04(a) and 5-04(c) of Regulation S-X, which require condensed financial information as to the financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Year
Allowance for accounts receivable
- 2009	$185	$1,267		$—	$1,452
- 2008	$241	$(56)		$—	$185
- 2007	$417	$—		$(176)	$241

Allowance for other receivables
- 2009	$585	$887		$—	$1,472
- 2008	$576	$9	$		$585
- 2007	$3	$573		$—	$576

Allowance for deferred tax assets
- 2009	$2,135	$3,072		$—	$5,207
- 2008	$—	$2,135		$—	$2,135
- 2007	$—	$—		$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Rotenberg’s audit reports on our consolidated financial statements for the year ended March 31, 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of our financial statements for the fiscal year ended March 31, 2007, there were no disagreements between Rotenberg and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Rotenberg’s satisfaction, would have caused Rotenberg to make reference to the subject matter in their report on our consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

On July 27, 2007, we engaged Deloitte Touche Tohmatsu CPA Ltd., or Deloitte, as our new independent registered public accounting firm. The engagement was approved by the audit committee of our board of directors. No relationship existed in any manner between Deloitte and us prior to the date we engaged Deloitte.

ITEM 9A.	CONTROLS AND PROCEDURES

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. The Company’s management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on these criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., has audited the effectiveness of our internal control over financial reporting as of March 31, 2009, as stated in its report, which appears on page 109 of this annual report on Form 10-K.

Remediation and Changes in Internal Control over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, management had concluded that as of March 31, 2008, the Company’s internal control over financial reporting was not effective. Management’s conclusion that the Company’s internal control over financial reporting was not effective was based on management’s identification of one material weakness and four deficiencies in the Company’s internal control over financial reporting, as defined in Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements.”

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

The Company discussed the material weakness and deficiencies in its internal control over financial reporting with the Audit Committee of the Board of Directors. The following specific remedial actions were initiated and completed during the Company’s most recent fiscal year to address the material weakness in our internal control over financial reporting:

•
Reorganize and restructure the Company’s corporate accounting staff (“Corporate Accounting”) by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel to address the Company’s complex accounting and financial reporting requirements; (3) assessing the technical accounting capabilities at our subsidiaries to ensure the right complement of knowledge, skills, and training; (4) hiring an experienced internal audit manager to lead the Company’s independent internal audit function; (5) conducting formal training sessions for accounting personnel to improve their familiarity with U.S. generally accepted accounting principles including any recent accounting pronouncements; (6) restaffing the internal audit personnel to improve the efficiency of the internal audit function; and (7) having our internal audit play a more active role in our internal control by conducting more audit planning, tests and implementing remediation steps at our subsidiaries.

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

As a result of the remediation steps above, which were completed in the fourth quarter of the fiscal year ended March 31, 2009, management believes that the material weakness has been remediated.

The Company has also taken the following specific remedial actions to address the deficiencies in our internal control over financial reporting:

•
Providing training programs for new hires and continuing training programs for current employees on our antifraud programs, corporate governance guidelines and code of ethics, including enhancing policies and procedures for detecting and preventing fraud;

•	Reorganizing the stock count process by including staff from different departments to ensure adequate segregation of duties;

•	Implementing procedures for monitoring staff cash advances including introducing tighter controls which include regular checks and alerts to manage staff cash advances; and

•
Increasing the level of security within our computer operating system and applications through keeping a record of audit logs and performing regular review of such audit logs and implementing adequate password controls.

As a result of these remedial actions, management believes that our deficiencies identified above have been remediated. However, as of March 31, 2009, management concluded that we still have one significant deficiency and four deficiencies as set forth below:

Our significant deficiency related to:

•	an inadequate control over cutoff of certain marketing expenses, primarily in the category of slotting fees, which could result in a material impact on our financial statements.

Our deficiencies related to:

•	an incomplete stock count of inventory at certain warehouses;

•	a malfunction of our anti-fraud hotline which may lead to ineffective monitoring over fraud risk;

•	recording of investments outside of the months in which they occurred; and

•	an inappropriate delegation of authority in the financial reporting process of certain subsidiaries.

The Company has discussed the significant deficiency and deficiencies identified above with the Audit Committee, and is in the process of developing and implementing remediation plans to address these deficiencies. These plans which are currently being implemented include improving the cutoff procedures for marketing expenses despite our largely dispersed sales network, implementing stricter controls to ensure complete coverage of the inventory stock-taking process, clarifying the instructions on how to use our anti-fraud hotline, implementing controls to ensure that all investments are accurately calculated and recorded in the appropriate months, and revisiting certain job allocations to ensure proper segregation of duties.

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
Rockville, Maryland

We have audited Synutra International Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2009, of the Company and our report dated June 15, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs regarding the Company’s going concern and the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, effective April 1, 2007.

/s/ Deloitte Touche Tohmatsu CPA Ltd.
Shanghai, China
June 15, 2009

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of March 31, 2009:

Name	Age	Position
Directors and Executive Officers
Liang Zhang	49	Chairman of the Board of Directors and Chief Executive Officer
Jinrong Chen	49	Director(1)(2)(3)
Yiu-Chun Chan	56	Director(1)(2)(3)
Lei Lin	41	Director(1)(2)(3)
William W. Wu	47	Director and President—Marketing and Sales
Weiguo Zhang	51	President and Chief Operating Officer
Lawrence Lee	44	Chief Financial Officer
Xisen Mu	51	President—Production

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating Committee.

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

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III, and serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. To effect such staggered terms, our amended and restated bylaws provides that the directors first elected to class I shall serve for a term ending on the annual meeting date following the end of 2008, the directors first elected to class II shall serve for a term ending on the second annual meeting date following the end of 2008, and the directors first elected to class III shall serve for a term ending on the third annual meeting date following the end of 2008. Our board of directors has designated Liang Zhang and William Wu as class I directors, Jinrong Chen and Yiu-Chun Chan as class II directors and Lei Lin as a class III director. At the stockholder’s annual meeting on March 12, 2009, Liang Zhang and William Wu were re-elected as class I directors, as discussed in “Part II - Item 4. Submission of Matters to a Vote of Security Holders”.

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

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own beneficially more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ Global Select Market. The Securities and Exchange Commission has established specific due dates for these reports, and we must disclose in this 10-K any late filings during the fiscal year ended March 31, 2009. These persons are required by regulation of the SEC to furnish copies of all Section 16(a) forms to the Company. Based solely upon our review of the copies of such forms received by the Company, we believe that during the year ended March 31, 2009 our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

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

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our executive officers during the fiscal year ended March 31, 2009. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Liang Zhang and Lawrence Lee, who serve as our chief executive officer and our chief financial officer, respectively, and William W. Wu were our “named executive officers” for the fiscal year ended March 31, 2009, and the compensation for these officers is reported in the “Summary Compensation Table” below. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2009. Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2009 of RMB6.8359 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our executive officers. Accordingly, for the fiscal year ended March 31, 2009, the components of our executive compensation program consisted of cash salary only. On June 11, 2008, the Company adopted the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee currently has not granted any stock-based awards, the compensation committee will consider using equity incentive grants in the future.

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

Liang Zhang’s employment agreement was automatically extended and has an indefinite term and provides for an annual base salary of approximately $175,544. William W. Wu’s employment agreement has a two-year term that ends on June 30, 2009, which will be automatically extended for another two years upon expiration, and provides for an annual base salary of approximately $122,881. Lawrence Lee’s employment agreement was automatically extended for another two years for a term that ends on December 31, 2010 and provides for an annual base salary of approximately $110,593.

2009 Executive Compensation Components

For the fiscal year ended March 31, 2009, the principal component of compensation for our executive officers was their base salary. We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the executive officers are determined for each executive based on his or her position and responsibility.

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

Our executive officers did not receive any annual bonus or equity-based compensation for the fiscal year ended March 31, 2009.

Summary Compensation Table — Fiscal Years Ended March 31, 2009, 2008 and 2007

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal years ended March 31, 2009, 2008 and 2007. The amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2009 conversion rate of RMB 6.8359 to $1.00.

Name and Principal Position	Year ended March, 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Liang Zhang(1) Chairman of the Board and Chief Executive Officer	2009 2008 2007	175,544 170,964 32,334	— — —	— — —	— — —	— — —	— — —	— — —	175,544 170,964 32,334
Lawrence Lee(2) Chief Financial Officer	2009 2008 2007	110,593 56,988 —	— — —	— — —	— — —	— — —	— — —	— 10,407 —	110,593 67,395 —
William W. Wu President — Marketing and Sales	2009 2008 2007	122,881 119,675 119,675	— — —	— — —	— — —	— — —	— — —	— — —	122,881 119,675 119,675

(1)
Because of his significant equity interest in us, Liang Zhang elected not to receive any form of compensation, monetary or otherwise, prior to January 2007. The amount for 2007 reflects the base salary paid to Liang Zhang for the last three months of the fiscal year ended March 31, 2007.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)
Yiu-Chun Chan
Lei Lin

Plan-Based Awards — Fiscal Year Ended March 31, 2009

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2009. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2009, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2009.

Potential Payments upon Termination of Employment or Change of Control

We have not entered into any arrangements with our executive officers to provide severance or change of control benefits. Upon a termination of employment by us, an employee is generally entitled under PRC labor law to one month’s severance pay for each full year he or she has been employed with us (with a minimum of one month’s severance pay and a maximum of 12 months’ severance pay). We have not made such severance provisions for our executive officers as the amount is not material.

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

Director Compensation

The following table presents information regarding the compensation for the fiscal year ended March 31, 2009 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year. The compensation paid to Liang Zhang, Lawrence Lee and William W. Wu, each of whom is employed by us, is presented below in the table titled “Summary Compensation Table—Fiscal Years Ended March 31, 2009, 2008 and 2007” and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jinrong Chen	40,000	—	—	—	—	—	40,000
Yiu-Chun Chan	40,000	—	—	—	—	—	40,000
Lei Lin	40,000	—	—	—	—	—	40,000

(1)	None of our non-employee directors held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2009.

Non-Employee Director Compensation

Currently, each of our non-employee directors is entitled to receive an annual cash retainer of $40,000 for his or her services as a director. In addition, our non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of the board and board committees. Our non-employee directors do not receive any equity-based awards or other compensation for their service as directors.

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Yiu-Chun Chan and Lei Lin each served on the compensation committee during the fiscal year ended March 31, 2009. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 12, 2009, regarding the beneficial ownership of our common stock by:

•	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 12, 2009. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 54,000,713 shares of common stock outstanding as of June 12, 2009. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned Prior to This Offering
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	66.67%
Lawrence Lee, Chief Financial Officer	—	—
Weiguo Zhang, President and Chief Operating Officer	2,000	*
William W. Wu, Director and President of Marketing and Sales	—	—
Jinrong Chen, Director	—	—
Yiu—Chun Chan, Director	—	—
Lei Lin, Director	—	—
Xisen Mu, President of Production	—	—
All Officers and Directors as a Group	36,002,000	66.67%

PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(2)	5,000,000	9.26%

*	Less than 1%
(1)
This amount includes 36,000,000 shares owned by Beams Power Investment Limited, or Beams, a British Virgin Islands company. In addition Beams had issued a senior convertible note dated April 23, 2008, to the Warburg Pincus Entities, as defined below, convertible into up to 1,000,000 shares of common stock held by Beams. Liang Zhang has dispositive and voting power over investments by Beams. Liang Zhang’s wife, Xiuqing Meng, is the sole shareholder and director of Beams. Of the shares held by Beams, 5,967,000 shares were pledged to Warburg (as defined below) pursuant to a share pledge agreement, dated April 23, 2008 and an additional 8,000,000 shares were pledged to Warburg on December 4, 2008, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have a 2008 Stock Incentive Plan which has been approved by our shareholders. The plan will terminate on June 10, 2018. To date, we have not issued any awards under the Plan.

The following table sets forth the number of common shares remaining available for future issuance under the plan as of March 31, 2009.

Number of Common Shares
Remaining Available for
Future Issuance Under
	Number of Common		Equity
	Shares to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)

Equity compensation plans approved by shareholders	—	—	12,500,000
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	12,500,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliate Companies controlled by Liang Zhang

Our chairman, chief executive officer and principal stockholder, Liang Zhang, controls several other companies in China. Among these companies, we sell butter and skimmed milk powder to Beijing Kelqin Dairy Co., Ltd. and Honnete, formulation ingredients to Beijing Ao Naier Feed Stuff LLC, our name brand products to St. Angel (Beijing Business Service) and engage the services of Beijing Luding Xueyuan for direct sales, catalogue sales, and regional retail outlets distribution. We also purchased whey protein powder from Honnete and Beijing Kelqin Dairy Co., Ltd., and catalogues, brochures, and marketing materials from Beijing Sheng Long Media Co., Ltd. In January 2008, Liang Zhang sold all his interest in Beijing Ao Naier Feed Stuff LLC, and Beijing Luding Xueyuan.

Honnete imports whey protein from Eurosérum. We purchased substantially all of our whey protein powder from Honnete until December 2007, when we started to purchase substantially all of our whey protein powder directly from Eurosérum. For the fiscal year ended March 31, 2009, we purchased $10.4 million of whey protein powder from Honnete.

The following table sets forth the value of our sales to our affiliated companies during the period indicated.

Year Ended March 31, 2009
(in thousands)
Beijing Honnete Dairy Co., Ltd.	$2,255
Total	$2,255

The following table sets forth the value of our purchases from our affiliated companies during the period indicated.

Year ended March 31, 2009
(in thousands)
Beijing Honnete Dairy Co., Ltd.	$10,376
St. Angel (Beijing Business Service)	1,639
Beijing Sheng Long Media Co., Ltd.	154
Total	$12,169

In June 2008, we sold two commercial buildings, one of which was classified as assets held for sale as of March 31, 2008, to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by our CEO, at the carrying value of $1.7 million. The amount represents the balance due from Sheng Zhi Da Dairy Group Corporation as of March 31, 2009.

We also had short term loans from Honnete and Luyin, which were controlled by our CEO, in the amount of $7.5 million as of March 31, 2009, and the amount has decreased to $6.6 million as of June 12, 2009. The maturity dates of the short term loans outstanding from related parties at March 31, 2009 are in October 2010. The balance as of March 31, 2009 included a US dollar loan of $3.9 million and a RMB loan of $3.6 million, and the interest rates were 10.0% and 5.5% respectively. In the fiscal year ended March 31, 2009, we did not make any interest payment to Honnete and Luyin. The accrued interest expenses associated with the loans from our related parties was $238,200 as of March 31, 2009.

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

On April 23, 2008, Beams Power Investment Limited, or Beams, a British Virgin Islands limited liability company and our majority stockholder, and Warburg entered into a note purchase agreement. Pursuant to this note purchase agreement, Beams issued Warburg a senior convertible note in an aggregate principal amount of $30 million, which is convertible into up to 1,000,000 shares of our common stock held by Beams. In addition, Beams and Warburg entered into a share pledge agreement, dated April 23, 2008, pursuant to which Beams agreed to pledge an aggregate of 5,967,000 of shares of our common stock held by Beams as initial collateral for the loan covered by the note. On December 4, 2008, Beams agreed to pledge an additional 8,000,000 shares of shares of our common stock held by Beams as collateral for the loan covered by the note.

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

Review, Approval or Ratification of Transactions with Related Parties

All transactions involving the Company and its officers, directors, principal shareholders and their affiliates will be and have been approved by our audit committee.

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

AUDIT FEES

DTTC was paid aggregate fees of approximately $1,202,520 and $1,234,190 for the fiscal year ended March 31, 2009 and 2008, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

DTTC was paid aggregate fees of approximately nil and $467,735 for the fiscal year ended March 31, 2009 and 2008, respectively, for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

TAX FEES

DTTC was paid aggregate fees of approximately $13,000 and nil for the fiscal year ended March 31, 2009 and 2008, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

DTTC was paid no other fees for any other services rendered to the Company for the fiscal year ended March 31, 2009 and 2008.

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
3. The exhibits listed on the exhibit index filed as part of this Report are filed or incorporated by reference as part of this Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of June, 2009.

SYNUTRA INTERNATIONAL, INC.

By:	/s/ Liang Zhang
Liang Zhang
Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Lawrence Lee, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Position	Date

/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman (Principal Executive Officer)	June 15, 2009

/s/Lawrence Lee
Lawrence Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	June 15, 2009

/s/ Jinrong Chen
Jinrong Chen	Director	June 15, 2009

/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	June 15, 2009

/s/ Lei Lin
Lei Lin	Director	June 15, 2009

/s/ William W. Wu
William W. Wu	Director	June 15, 2009

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

10.1
Employment Agreement between Qingdao Shengyuan Dairy Co., Ltd. and Liang Zhang, dated December 20, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

10.2
Employment Agreement between Qingdao Shengyuan Dairy Co., Ltd. and Lawrence Lee, dated September 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

10.3
Employment Agreement between the Beijing Representative Office of Qingdao Shengyuan Dairy Co., Ltd. and William W. Wu, dated July 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

10.4
Employment Agreement between the Beijing Representative Office of Qingdao Shengyuan Dairy Co., Ltd. and Weiguo Zhang, dated January 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

10.5
Employment Agreement between Shengyuan Nutritional Food Co., Ltd. and Xisen Mu, dated July 1, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

10.6
Warrant Agreement among Beams Power Investment Limited, Synutra International, Inc., the Bank of New York as Warrant Agent, and ABN AMRO Bank N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007)

10.7
Registration Rights Agreement between Synutra International, Inc. and ABN AMRO Bank N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007)

10.8
Common Stock Purchase Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P. , dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.9
Registration Rights Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.10
Voting and Co-Sale Agreement among Synutra International, Inc., Beams Power Investment Limited, and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.11
Registration Rights Agreement among Synutra International, Inc., Beams Power Investment Limited and Warburg Pincus Private Equity IX, L.P., dated April 23, 2008, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2008)

10.12
Loan Agreement among Synutra International, Inc., ABN AMRO Bank N.V. and certain lenders party thereto, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2007)

10.13
Collateral Agreement among Synutra International, Inc., ABN AMRO Bank N.V. and Synutra, Inc., dated October 11, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2007).

10.14
US Dollar Facility Fee Letter Agreement between Synutra International, Inc. and ABN AMRO Bank N.V., dated October 11, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 17, 2007).

10.15	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008)

10.16A	Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan

10.16B	Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan

10.17
Asset Purchase Agreement, dated July 14, 2008, between Sheng Yuan Nutritional Food Co., Ltd. and Beijing Huilian Food Co, Ltd. (incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K filed on July 18, 2008)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14. 1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

16.1
Letter from Rotenberg & Co to the Securities and Exchange Commission dated July 24, 2007 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

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