Form 10-Q
period 2009-06-30
Synutra International, Inc.
filed 2009-08-10
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number: 001-33397

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

Yes ☐     No ☒

As of August 7, 2009, there were 54,000,713 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(unaudited)

	June 30, 2009	March 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$29,579	$37,736
Restricted cash	104,113	84,338
Accounts receivable, net of allowance of $1,049 and $1,452, respectively	24,098	23,826
Inventories	135,381	114,724
Due from related parties	3,201	2,463
Deferred tax assets	16,285	16,276
Income tax receivable	5,068	1,476
Prepaid expenses and other current assets	11,227	13,436

Total current assets	328,952	294,275

Property, plant and equipment, net	145,280	144,481
Land use rights, net	6,361	6,374
Intangible assets, net	3,453	3,136
Goodwill	1,436	1,435
Deferred tax assets	18,469	18,464
Other assets	4,232	4,406

TOTAL ASSETS	$508,183	$472,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$282,587	$224,647
Accounts payable	100,132	112,968
Due to related parties	2,680	5,172
Advances from customers	4,404	5,448
Product recall provision	3,202	4,547
Other current liabilities	19,686	21,925

Total current liabilities	412,691	374,707
Long-term debt	16,101	8,777
Deferred revenue	4,684	4,681
Capital lease obligations	5,783	5,254
Other long term liabilities	1,369	1,756

Total liabilities	440,628	395,175

Shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding at June 30, 2009 and March 31, 2009, respectively	5	5
Additional paid-in capital	76,607	76,607
Noncontrolling interests	572	537
Accumulated deficit	(33,620)	(23,674)
Accumulated other comprehensive income	23,991	23,921

Total shareholders’ equity	67,555	77,396

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$508,183	$472,571

The accompanying notes are an integral part of the unaudited condensed  consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands except earnings per share data)
(unaudited)

	Three Months Ended June 30,
	2009	2008

Net sales	$47,350	$127,380
Cost of sales	27,778	60,485

Gross profit	19,572	66,895

Selling and distribution expenses	10,477	11,423
Advertising and promotion expenses	15,145	32,096
General and administrative expenses	4,641	3,930
Other operating income, net	117	-

Income (loss) from operations	(10,574)	19,446

Interest expense	2,378	521
Interest income	518	198
Other expense, net	(784)	(434)

Income (loss) before provision (benefit) for income tax	(13,218)	18,689
Provision (benefit) for income tax	(3,223)	3,044

Net income (loss)	(9,995)	15,645

Net income (loss) attributable to the noncontrolling interests	(49)	1

Net income (loss) attributable to common shareholders	$(9,946)	$15,644

Earnings (loss) per share – basic	$(0.18)	$0.29

Earnings (loss) per share – diluted	$(0.18)	$0.29

Weighted average common share outstanding – basic	54,001	54,001
Weighted average common share outstanding – diluted	54,001	54,291

The accompanying notes are an integral part of the unaudited condensed  consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2009	2008

Cash flow from operating activities:
Net income (loss)	$(9,946)	$15,644
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	80	80
Depreciation and amortization	2,588	1,585
Bad debt expense reversal	(403)	(6)
Loss on disposal of property, plant and equipment	13	3
Deferred income tax	(6)	31
Noncontrolling interests	35	1

Changes in assets and liabilities:
Accounts receivable	662	(1,132)
Inventories	(20,593)	5,151
Due from related parties	(760)	(2,560)
Prepaid expenses and other current assets	2,208	(115)
Accounts payable	(14,727)	4,670
Due to related parties	(2,464)	4,043
Advances from customers	(1,047)	(3,457)
Income tax receivable	(3,592)	-
Income tax payable	-	(1,810)
Deferred revenue	(270)	-
Product recall provision	(1,345)	-
Other liabilities	(334)	(1,639)

Net cash provided by (used in) operating activities	(49,901)	20,489

Cash flow from investing activities:
Acquisition of property, plant and equipment	(2,172)	(19,000)
Change in restricted cash	(19,728)	5,465
Payment for business acquisition	(1,468)	-

Net cash used in investing activities	(23,368)	(13,535)

Cash flow from financing activities:
Proceeds from short-term loans	118,111	-
Proceeds from long-term loans	7,324	-
Repayment of short-term loans	(60,346)	(7,389)

Net cash provided by (used in) financing activities	65,089	(7,389)

Effect of exchange rate changes on cash and cash equivalents	23	2,225

Net change in cash and cash equivalents	(8,157)	1,790
Cash and cash equivalents, beginning of period	37,736	97,425

Cash and cash equivalents, end of period	$29,579	$99,215

Supplemental cash flow information:
Interest paid	$2,419	$1,016
Income tax paid	$335	$2,527

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$923	$1,537
Disposal of property by due from related parties	$-	$1,726

The accompanying notes are an integral part of the unaudited condensed  consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is responsible for the unaudited condensed  consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K and its subsequent amendments, if any, for the fiscal year ended March 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. Following the government announcement in mid September 2008 that formula products of the Company and 21 other manufacturers had been contaminated with melamine, the Company conducted a compulsory recall of certain lots of U-Smart products and a voluntary recall of all other products produced before September 16, 2008 at the same facilities, where the Company believed the contaminated milk supplies originated.  As a direct result of the incident, the Company has experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009 and the fiscal quarter ended June 30, 2009 and, as of June 30, 2009, has a working capital deficit of approximately $83.7 million caused primarily by the product recall costs including cost of replacing products, shipping charges and inventory write down and write off, and subsequent loss of sales. As discussed in Note 10 to the unaudited condensed consolidated  financial statements, at June 30, 2009, the Company was not in compliance with certain covenants of its loan agreement due to the losses suffered as a result of the melamine issue.  The occurrence of these recent economic events, the ensuing operating losses and negative cash flows and the failure of the Company to meet its debt covenants raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to renegotiate the terms and covenants of the loan agreement and is in the process of evaluating funding alternatives including seeking refinance of certain short-term loans from PRC banks. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Company is unable to continue as a going concern.

The unaudited condensed consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its variable interest entity and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The variable interest entity and its subsidiaries have not commenced their planned operations as of June 30, 2009.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated  financial statements may not be the same as those for the full year.

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141, “Business Combinations: (Revised 2007)” (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141, “Business Combinations” (“SFAS 141”) cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS No. 5, “Accounting for Contingencies”, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The adoption of SFAS 141R did not have a significant effect on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Pursuant to the transition provisions of SFAS No. 160, the company adopted the Statement on April 1, 2009 via retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $537,000 at March 31, 2009 were reclassified from the Liabilities section to the Stockholders’ Equity section in the Consolidated Statement of Financial Position as of April 1, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosures related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements, though, shall be applied prospectively to all intangible assets recognized as of the effective date. Early adoption is prohibited. The adoption of SFAS 142-3 did not have a significant effect on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The EITF will be effective for years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a significant effect on the consolidated financial position, results of operations or cash flows.

On April 1, 2009, the FASB issued FASB Staff Position ("FSP") No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), which amends the guidance in SFAS 141R to establish a model for pre-acquisition contingencies that is similar to the one entities used under SFAS 141. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in SFAS 5 Accounting for Contingencies and FIN 14 Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5 to determine whether the contingency should be recognized as of the acquisition date or after it. The FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have a significant effect on the consolidated financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant effect on the consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 did not have a significant effect on the consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS No.165).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted SFAS 165 on April 1, 2009 on a prospective basis. The adoption of SFAS 165 did not have a significant effect on the consolidated financial position, results of operations or cash flows.

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" or SFAS 167, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on  April 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on the financial condition, results of operations, and disclosures.

In June 2009, the FASB approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during the interim period ending September 30, 2009 and will not have an impact on the financial condition or results of operations.

5.	PRODUCT RECALL

On September 16, 2008, the Company announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. In the fiscal quarter ended June 30, 2009, the Company reversed recall expense of $0.7 million, mostly being overestimated product replacement cost. These costs represent the Company’s estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with the Company’s recall efforts.

Should actual product recall costs differ from the estimated costs, the Company would have to reassess the impact of the product recall on the Company’s financial results and revise the estimated product recall accrual accordingly. Following is a summary of the liabilities related to the product recall that were recorded during the fiscal year ended March 31, 2009 and fiscal quarter ended June 30, 2009:

(In thousands)
Balance at April 1, 2008	$—
Product recall expenses	53,038
Replacement of products	(44,002)
Payment of cash, net	(4,395)
Foreign currency translation	(94)
Balance at March 31, 2009	4,547
Product recall expenses (reversal)	(780)
Replacement of products	(416)
Payment of cash, net	(151)
Foreign currency translation	2
Balance at June 30, 2009	$3,202

6.	FAIR VALUE MEASUREMENTS

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at June 30, 2009 and March 31, 2009 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate which reflects the current market yield level for comparable loans.

On April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) that was not delayed by FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS 157 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

As of June 30, 2009, the Company did not have any financial assets or liabilities that were measured at fair value on a recurring basis subsequent to initial recognition.

7.	INVENTORIES

The Company’s inventories at June 30, 2009 and March 31, 2009 are summarized as follows:

	June 30, 2009	March 31, 2009
	(In thousands)
Raw materials	$108,063	$96,361
Work-in-progress	17,627	11,739
Finished goods	9,691	6,624

Total Inventories	$135,381	$114,724

8.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	June 30, 2009	March 31, 2009
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,727	$1,726
Beijing Honnete Dairy Co., Ltd.	1,474	737

Total Due from Related Parties	$3,201	$2,463

In June 2008, the Company sold two commercial buildings, one of which was classified as assets held for sale as of March 31, 2008, to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company’s CEO, at the carrying value of $1.7 million. The amount represents the balance due from Sheng Zhi Da Dairy Group Corporation as of June 30, 2009 and March 31, 2009.

b.	Due to related parties

	June 30, 2009	March 31, 2009
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$2,107	$2,113
St. Angel (Beijing) Business Service Co., Ltd.	5	2
Beijing Honnete Dairy Co., Ltd.	568	3,057

Total Due to Related Parties	$2,680	$5,172

The Company had certain related party borrowings. See Note 10. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the fiscal quarters ended June 30, 2009 and 2008, the Company’s sales to the related parties were whey protein to Beijing Honnete Dairy Co., Ltd.

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$2,239	$—

Total	$2,239	$—

C.	Purchases from related parties

In the fiscal quarter ended June 30, 2008, the Company’s purchases from related parties included whey protein powders from Honnete, catalogues, brochures, and marketing materials from St. Angel, and advertising service from Shenglong Media.

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$-	$1,881
St. Angel (Beijing) Business Service Co., Ltd.	-	1,639
Beijing Shenglong Media Co., Ltd.	-	154

Total	$-	$3,674

9.	PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2009	March 31, 2009
	(In thousands)
Property, plant and equipment, cost:
Buildings	$58,554	$51,693
Plant and machinery	78,380	65,020
Office equipment and furnishings	3,200	3,076
Motor vehicles	2,975	2,963
Others	594	543

Total cost	$143,703	$123,295

Less: Accumulated depreciation:
Buildings	5,075	4,472
Plant and machinery	13,446	11,804
Office equipment and furnishings	1,304	1,183
Motor vehicles	990	885
Others	294	273

Total accumulated depreciation	21,109	18,617

Construction in progress	22,686	39,803

Property, plant and equipment, net	$145,280	$144,481

Construction in progress primarily represents the construction of manufacturing facilities and related equipment, and administrative buildings.

The Company recorded depreciation expense of $2.5 million and $1.5 million for the fiscal quarters ended June 30, 2009 and 2008, respectively.

10.	DEBT

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off, the Company was not able to meet any of the financial covenant requirements as of June 30, 2009. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.75% of the aggregate principal amount outstanding and an increase in the interest rate of 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. The lenders have also proposed a revised repayment schedule of quarterly amortizations commencing in October 2009 with $5.0 million in October 2009, $5.0 million in January 2010, $10.0 million in April 2010, $10.0 million in July 2010, and $5.0 million on maturity. Any non-payment would constitute a default, for which the banks have rights to enforce on the existing share pledge. As of the issuance date of the unaudited condensed consolidated financial statements , the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.5 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements.

In addition to the ABN Loan, as of June 30, 2009 and March 31, 2009, the Company had short-term loans from PRC banks in the amount of $241.4 million and $186.2 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at June 30, 2009 range from July 2009 to June 2010. The weighted average interest rate on short-term loans from PRC banks outstanding at June 30, 2009 and March 31, 2009 was 3.51% and 4.1%, respectively. The loans at June 30, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $38.9 million and $34.2 million as of June 30, 2009 and March 31, 2009, respectively.  The value of land use right pledged was $4.3 million and $3.4 million as of June 30, 2009 and March 31, 2009, respectively. The value of cash pledged was $80.8 million and $66.1 million which were recorded in restricted cash as of June 30, 2009 and March 31, 2009, respectively.

As of June 30, 2009 and March 31, 2009, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $16.1 million and $8.8 million, respectively. The maturity dates of the long-term loans outstanding from PRC banks at June 30, 2009 are from November 2011 to June 2012. The weighted average interest rate of outstanding long-term loans at June 30, 2009 and March 31, 2009 was 5.4% and 5.4%, respectively.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $6.6 million and $7.5 million as of June 30, 2009 and March 31, 2009 respectively. The maturity dates of the short term loans outstanding from related parties at June 30, 2009 are from October 2009 to January 2010. The balance as of June 30, 2009 included a US dollar loan of $3.9 million and a RMB loan of RMB 19.0 million, and the interest rates were 10.0% and 5.5% respectively. The interest rate of the US dollar loan is benched mark to that of US dollar borrowing from third parties.

11.	INCOME TAX

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

The effective tax rate for the three months ended June 30, 2009 increased 8.1% from the 16.3% effective rate for the three months ended June 30, 2008 to 24.4%. This increase was due primarily to the expiration of the tax holidays enjoyed by certain subsidiaries in China.

12.	EARNINGS (LOSS) PER SHARE (EPS)

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended June 30,
	2009	2008
	(In thousands except for per share data)
Net income (loss) attributable to common shareholders	$(9,946)	$15,644

Basic weighted average common shares outstanding	54,001	54,001
Dilutive potential common shares from warrants	-	290

Diluted weighted average shares outstanding	54,001	54,291

Earnings (loss) per share—basic	$(0.18)	$0.29

Earnings (loss) per share—diluted	$(0.18)	$0.29

 The warrants to purchase 400,000 shares of common stock granted to ABN in connection with the Original ABN Loan were excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 as they would be anti-dilutive. There were no anti-dilutive warrants excluded from the computation of diluted earnings per share for the three months ended June 30, 2008.

13.	SEGMENT REPORTING

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

 Nutritional Ingredients and Supplements - Sales of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

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

	Three Months Ended June 30,
	2009	2008
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$42,470	$118,063
Baby food	343	-
Nutritional ingredients and supplements	56	-
All other	4,481	9,317

Net sales	$47,350	$127,380

INTERSEGMENT SALES
Powdered formula	$4	$-
Baby food	232	-
Nutritional ingredients and supplements	1,522	-
All other	8	-

Intersegment sales	$1,766	$-

GROSS PROFIT
Powdered formula	$20,201	$65,807
Baby food	132	-
Nutritional ingredients and supplements	(648)	-
All other	(113)	1,088

Gross profit	$19,572	$66,895

Selling and distribution expenses	10,477	11,423
Advertising and promotion expenses	15,145	32,096
General and administrative expenses	4,641	3,930
Other operating income, net	117	-

Income (loss) from operations	(10,574)	19,446
Interest expense	2,378	521
Interest income	518	198
Other expense, net	(784)	(434)

Income (loss) before provision (benefit) for income tax	$(13,218)	$18,689

	June 30, 2009	March 31, 2009
	(In thousands)
TOTAL ASSETS
Powdered formula	$478,222	$443,946
Baby food	36,385	30,291
Nutritional ingredients and supplements	37,205	49,611
All other	115,321	115,923
Intersegment elimination	(158,950)	(167,200)

Total	$508,183	$472,571

14.	CONTINGENCIES

As of June 30, 2009, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

On January 15, 2009 , a lawsuit was filed in the U.S. on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. in the U.S. District Court for the District of Maryland, alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. We filed a motion in April 2009 to dismiss the case on grounds of "Forum Non-Convenience,” failure to state a claim, and failure to join an indispensable party, and the opposition filed a Memorandum of Opposition to Motion to Dismiss on May 20, 2009. We have been given time to respond to the Opposition, and we did so on June 15 2009 with an additional filing. After June 15, 2009, the presiding Judge of the Court will decide, with no time limit, if the Court will take the case or render its dismissal. To date, the presiding Judge of the Court has not rendered a decision.

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

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” through the date that the  unaudited condensed consolidated  financial statements were issued on August 10, 2009.

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

OVERVIEW

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan,” or “Synutra,” name, together with other complementary brands. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of June 30, 2009, this network comprised over 480 distributors and over 1,000 sub-distributors who sell our products in over 72,000 retail outlets.

We currently have three reportable segments which are:

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

On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. In the fiscal quarter ended June 30, 2009, the Company reversed recall expense of $0.7 million, mostly being overestimated product replacement cost. These costs represent the Company’s estimate of probable costs based on available data and take into account factors such as expected return rates for the affected units, unit replacement costs, logistical expenses and expenses relating to the hiring of temporary contractors to assist with the Company’s recall efforts.

There have been certain legal proceedings brought against us in connection with the melamine contamination incident, which may have an adverse effect on our results of operations, see Part II - Item 1.  Legal Proceedings below and “Part I - Item 1A. Risk Factors - Product liability claims against us could result in adverse publicity and potential significant monetary damages” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Although management is not aware of any additional significant issues associated with the melamine contamination incident, there can be no assurance that additional issues will not be identified in the future and this may have an adverse effect on our results of operations. See “Part I - Item 1A. Risk Factors - We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and damage our brand and adversely affect our results of operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Our net sales for the fiscal quarter ended June 30, 2009 decreased by 62.8% to $47.4 million from $127.4 million for the same period in the previous year. Our gross profit for the fiscal quarter ended June 30, 2008 decreased by 70.7% to $19.6 million from $66.9 million for the same period in the previous year. Our net loss for the fiscal quarter ended June 30, 2009 was $9.9 million, as compared to net income $15.6 million for the same period in the previous year.

The drop in the Company’s net sales reflected in part the lingering impact of the product recall carried out in late 2008.  Also, the distribution of free replacements for recalled products created an inventory glut in the sales channel that was shrinking but still present and contributing to the depressed sales during the quarter ended June 30, 2009.  The absence of its products from shelves (for the duration before product replacement completed) has resulted in loss of customers, especially for the U-Smart product line. In this first fiscal quarter, the Company’s infant formula segment recorded net sales of $42.47 million with a gross profit of $20.20 million.  The Company believes its premium line of Super series infant formula products which account for about 56% of segment sales have led the segment in market recovery and helped to stabilize the Company’s market position.

Though powdered formula sales have improved since the quarter (ending December 31, 2008) that immediately followed the recall, the Company has not yet recovered its pre-recall market share.  In meeting the considerable challenges, including the significant brand equity damage sustained by the U-Smart series, the Company has focused on fundamental approaches to procure new customers through its integrated marketing platform, capitalizing on database resources built with a nationwide deployed team of more than 500 nutrition education specialists who work directly with medical and healthcare professionals at maternity wards or clinics throughout the country.  The Company also made sales and distribution system adjustments including a new inventory control and monitoring mechanism aimed at improving sales efficiency and effectively managing inventory level within the distribution channel which comprises of more than 480 distributors across the market.

The Company’s main operations are located in mainland China. Though the recent disruptions in the overall economy and financial markets is less severe in China than in the U.S., it could reduce consumer confidence in the economy and negatively affect consumers’ spending, which could be harmful to our financial position and results of operations. See “Part I - Item 1A. Risk Factors - The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations and may limit our access to additional financing” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of June 30, 2009, which was RMB6.8319 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q  could have been or could be converted into U.S. dollars at any particular rate or at all. On August 7, 2009, the middle rate was RMB 6.8316 to $1.00.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended March 31, 2009 (Form 10-K) under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

RESULTS OF OPERATIONS

Three months ended June 30, 2009 and 2008

Net Sales

Net sales for the fiscal quarter ended June 30, 2009 decreased by 62.8% to $47.4 million from $127.4 million for the same period in the previous year. This decrease in net sales was mainly due to the loss of market share caused by the melamine contamination incident.

Powdered formula segment

Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names, accounted for 89.7% of our total sales for the fiscal quarter ended June 30, 2009. Net sales of our powdered formula products for the fiscal quarter ended June 30, 2009 decreased by 64.0% to $42.5 million from $118.1 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 61.8% to 4,996 tons for the fiscal quarter ended June 30, 2009 from 13,066 tons for the same period in the previous year, due primarily to a slow-down in sales activities from September 2008 to June 2009 following the melamine contamination incident.

•
The average selling price of our powdered formula products for the fiscal quarter ended June 30, 2009 decreased by 5.9% to $8,501 per ton from $9,036 per ton for the same period in the previous year. This decrease in average selling price was due to a greater proportion of rebates to distributors and slotting fees to supermarkets being recorded as reduction to net sales, partially offset by the effect of increased proportion of higher-priced products in our product mix and an increase of our sales price in August 2008.

Baby food segment

Net sales of prepared baby food business for the fiscal quarter ended June 30, 2009 was $343,000, representing sales of prepared baby food, such as cooked meat and vegetables. We did not have any net sales of prepared baby food business for the fiscal quarter ended June 30, 2008 as we acquired this business in October 2008. Our nutritional snack business was still in its pre-operation stage and hence did not have sales for the fiscal quarter ended June 30, 2009. We plan to begin its operations in late 2009.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal quarter ended June 30, 2009 was $56,000, representing chondroitin sulfate sold to third parties. We did not have any net sales in the fiscal quarter ended June 30, 2008 as the nutritional ingredients and supplements segment had not begun its operations by June 30, 2008.

Cost of Sales

Cost of sales for the fiscal quarter ended June 30, 2009 decreased by 54.0% to $27.8 million from $60.5 million for the same period in the previous year. The decrease in the cost of sales is due primarily to a decrease in the sales volume of our powdered formula products, partially offset by the increase in free products offered as promotional materials in the current period to regain market share following the melamine contamination incident.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal quarter ended June 30, 2009 decreased by 57.4% to $22.3 million from $52.3 million for the same period in the previous year. The decrease in the cost of sales is due primarily to the decrease in the sales volume of our powdered formula products. The sales volume of powdered formula products sold for the fiscal quarter ended June 30, 2009 decreased by 8,070 tons as compared to the same period in the previous year.

Baby food segment

Cost of sales of prepared baby food business for the fiscal quarter ended June 30, 2009 was $211,000, representing cost of sales of prepared baby food, such as cooked meat and vegetables. We did not have any cost of sales of prepared baby food business for the fiscal quarter ended June 30, 2008 as we acquired this business in October 2008. Our nutritional snack business was still in its pre-operations stage and hence did not have cost of sales for the fiscal quarter ended June 30, 2009. We plan to begin its operations in late 2009.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements segment for the fiscal quarter ended June 30, 2009 was $704,000, representing chondroitin sulfate sold to third parties. We did not have any cost of sales in the fiscal quarter ended June 30, 2008 as the nutritional ingredients and supplements segment had not begun its operations by June 30, 2008.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended June 30, 2009 decreased by 70.7% to $19.6 million from $66.9 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended June 30, 2009 decreased by 69.3% to $20.2 million from $65.8 million for the same period in the previous year due primarily to decreased sales caused by the melamine contamination incident. Gross profit (loss) for our baby food segment and nutritional ingredients and supplements segment for the fiscal quarter ended June 30, 2009 were $132,000 and ($648,000), respectively.

Our overall gross margin decreased to 41.4% for the fiscal quarter ended June 30, 2009 from 52.5% for the same period in the previous year. Our gross margin for powdered formula products was 47.6% for the fiscal quarter ended June 30, 2009, as compared to 55.7% for the same period in the previous year. The decrease in our gross margin for powdered formula products was primarily due to increased free products offered to our customers in the aftermath of the melamine contamination incident, partially offset by an increase in the proportion of sales of our higher margin infant formula products. Our gross margin for baby food segment for the fiscal quarter ended June 30, 2009 was 38.4%.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended June 30, 2009 decreased by 7.9% to $10.5 million from $11.4 million for the same period in the previous year. This decrease was a combination result of an increase in compensation expenses for our sales force, a decrease in freight charges and a decrease in office expenses. Total compensation for our sales force for the fiscal quarter ended June 30, 2009 increased by 15.4 % to $6.0 million from $5.2 million for the same period in the previous year, due primarily to an increase in the number of sales staff to 3,170 as of June 30, 2009 from 2,621 as of June 30, 2008. Freight charges for the fiscal quarter ended June 30, 2009 decreased by 73.9 % to $0.6 million from $2.3 million for the same period in the previous year, due primarily to decreased sales volume. Office expenses for the fiscal quarter ended June 30, 2009 decreased by 75.0 % to $0.3 million from $1.2 million for the same period in the previous year, due primarily to tightened budgetary control.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended June 30, 2009 decreased by 52.8% to $15.1 million from $32.1 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended June 30, 2009, which accounted for 54.7% of total advertising and promotion expenses, decreased by 55.9% to $8.3 million from $18.8 million for the same period in the previous year. Promotion expenses for the fiscal quarter ended June 30, 2009, which accounted for 45.3% of total advertising and promotion expenses, decreased by 48.1% to $6.9 million from $13.3 million for the same period in the previous year. After an aggressive advertising and promotional campaign in the fiscal quarter ended March 31, 2009 to regain market share in the aftermath of the melamine contamination incident, we intentionally slowed down our advertising and promotional expenses in the fiscal quarter ended June 30, 2009 to better utilize our resources.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended June 30, 2009 increased by 18.1% to $4.6 million from $3.9 million for the same period in the previous year. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in salary and social insurance as result of the increased headcount, and an increase of $0.3 million in depreciation and amortization expenses.

Other operating income, net

Other operating income for the fiscal quarter ended June 30, 2009 was $117,000, as compared to nil for the same period in the previous year.

Interest Income

Interest income for the fiscal quarter ended June 30, 2009 increased to $0.5 million from $0.2 million for the same period in the previous year.

Interest Expense

Interest expense for the fiscal quarter ended June 30, 2009 increased to $2.4 million from $0.5 million for the same period in the previous year, due primarily to the significant increase in bank borrowings after the melamine contamination incident.

Provision (Benefit) for Income Tax

As a result of the net loss, we recorded an income tax benefit of $3.2 million for the fiscal quarter ended June 30, 2009, as compared to an income tax expense of $3.0 million for the fiscal quarter ended June 30, 2008. Our effective tax rate increased to 24.4% for the fiscal quarter ended June 30, 2009 from 16.3% for the same period in the previous year. This increase in our effective income tax rate was primarily due to the expirations of tax holidays enjoyed by certain subsidiaries in China.

Net Income (Loss) Attributable to Stockholders

As a result of the foregoing, net loss attributable to stockholders for the fiscal quarter ended June 30, 2009 was $9.9 million, as compared to net income of $15.6 million for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As a result of the melamine contamination incident and the subsequent product recall, we have experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009 and the fiscal quarter ended June 30, 2009. As of June 30, 2009, we had a working capital deficit of approximately $83.7 million. In addition, we have not been in compliance with certain covenants in our New ABN loan agreement as of June 30, 2009.  We are attempting to renegotiate the terms and covenants of the New ABN loan agreement.  As a result of the occurrence of these recent economic events, the ensuing operating losses and negative cash flows and our failure to meet our debt covenants, the report of our independent registered public accounting firm for the fiscal year ended March 31, 2009 contains a reference raising substantial doubts about our ability to continue as a going concern.   See Note 2(A) and Note 11 to the consolidated  financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We are currently in the process of evaluating funding alternatives including seeking refinancing of certain short-term loans from PRC banks.   The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to seek to overcome any substantial doubt concerning our ability to continue as going concern by continuing to pursue our strategic operating goals for enhanced profitability and by obtaining new debt and/or equity financing. Any substantial doubt about our ability to continue as a going concern could also affect our relationship with our trade suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due. See “Part I - Item 1A. Risk Factors - The report of our Independent Registered Public Accounting Firm contains a reference raising substantial doubt about our ability to continue as a “going concern” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The recent melamine contamination incident has significantly impacted our liquidity. Since the damage to our reputation caused by the melamine contamination incident will take time to recover, the net sales of our powdered formula products were negatively impacted in the fiscal year ended March 31, 2009 and fiscal quarter ended June 30, 2009. In the meantime, we incurred substantial cash outflow for the purchase of raw materials and for operating expenses.

Accordingly, we have had discussions with local banks to obtain short term financing to support our operational needs. As of June 30, 2009, we had short-term borrowings from local banks of $241.4 million with a weighted average interest rate of 3.51%. The loans were secured by the pledge of certain fixed assets held by the Company’s subsidiaries, pledge of land use right in Qingdao, China and pledge of cash deposits which was recorded as restricted cash.  The maturity dates of the short-term loans from local banks outstanding at June 30, 2009 range from July 2009 to June 2010. As of the date of the filing of this 10-Q, all outstanding short-term loans that have become due have been repaid. As of June 30, 2009, we have unsecured long-term borrowing from local banks of $16.1 million maturing from March 2011 to June 2012 with a weighted average interest rate of 5.4%. In addition to the loans from local banks, we also borrowed from related parties short-term loans amounting to $6.6 million with a weighted average interest rate of 8.1 % to finance our acquisition of the Helanruniu trademarks and to support our normal operating needs. The maturity dates of the short-term loans outstanding from related parties at June 30, 2009 are from October 2009 to January 2010. As of June 30, 2009, we are not able to meet the financial covenants of the ABN loan and hence it was reclassified to current liabilities since we considered this debt callable by the bank. As of the date of the filing of this 10-Q, the waiver has not been granted. Prior to the melamine contamination incident, cash generated from our operating activities were sufficient for normal operating needs, and financing from banks was normally related to investing activities such as expansion of our manufacturing plant.

In order to maintain sufficient funds for our operations, we have postponed the payment of certain accounts payable. The payment terms of accounts payable were usually three months. We negotiated with some suppliers and extended the payment terms.

We do not expect significant cash outflow in relation to the product recall and subsequent replacement for future fiscal quarters other than the cash outflow for the accrued freight charge of $104,000 at June 30, 2009. However, we cannot provide assurance in this regard.

Our cash and cash equivalent balance decreased by $8.1 million to $29.6 million at June 30, 2009, as compared to $37.7 million at March 31, 2009.

Cash Flows from Operating Activities

Net cash used in operating activities was $49.9 million for the fiscal quarter ended June 30, 2009, as compared to net cash provided by operating activities of $20.5 million for the same period in the previous year. Net cash used in operating activities for the fiscal quarter ended June 30, 2009 was mainly due to net loss of $9.9 million, non-cash items not affecting cash flows of $2.3 million and a $42.3 million decrease in working capital. The changes in working capital for the fiscal quarter ended June 30, 2009 were primarily related to a $20.6 million increase in inventories mainly due to the increase in imported industrial milk powder, a $14.7 million decrease in accounts payable, a $3.6 million increase in income tax receivable due to overpaid income tax before the melamine incident, and a $1.3 million decrease in product recall provision. In the fiscal quarter ended June 30, 2009, we spent $64.5 million in purchasing raw materials and other production materials, $9.1 million in staff compensation and social welfare, $4.3 million in other taxes, $40.9 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $68.9 million from our customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $23.4 million for the fiscal quarter ended June 30, 2009, as compared to $13.5 million for the same period in the previous year. Cash invested in purchases of property and equipment was $2.2 million and $19.0 million for the fiscal quarters ended June 30, 2009, and 2008, respectively. The decrease is mainly due to the suspension of major investing projects in the aftermath of the melamine contamination incident. We expect the suspension will slow down our expansion into the nutritional snack business which we expect to launch in late 2009, but it will not materially affect our production capacity to fulfill our customers’ order requirements. Restricted cash increased by $19.7 million for the fiscal quarter ended June 30, 2009, as compared to a decrease of $5.5 million for the same period in the previous year due to a significant increase in our bank borrowings. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

 Cash Flows from Financing Activities

Net cash provided by financing activities was $65.1 million for the fiscal quarter ended June 30, 2009, as compared to net cash used in financing activities of $7.4 million for the same period in the previous year. Cash provided by financing activities during the fiscal quarter ended June 30, 2009 was primarily related to $118.1 million short-term loans from PRC banks in China, $7.3 million long-term loans from domestic banks in China, offset by $60.3 million repayment of short-term loans from PRC banks.

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off, the Company was not able to meet any of the financial covenant requirements as of June 30, 2009. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.75% of the aggregate principal amount outstanding and an increase in the interest rate of 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. The lenders have also proposed a revised repayment schedule of quarterly amortizations commencing in October 2009 with $5.0 million in October 2009, $5.0 million in January 2010, $10.0 million in April 2010, $10.0 million in July 2010, and $5.0 million on maturity. Any non-payment would constitute a default, for which the banks have rights to enforce on the existing share pledge. As of the issuance date of the unaudited condensed consolidated financial statement s , the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.5 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements. See “Part I- Item 1A. Risk Factors - As a result of losses associated with the recent melamine contamination incident in China, we may not be able to meet certain financial covenants under our credit facility and may incur additional expense in connection with the change of loan arrangements” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

In addition to the ABN Loan, as of June 30, 2009 and March 31, 2009, the Company had short-term loans from PRC banks in the amount of $241.4 million and $186.2 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at June 30, 2009 range from July 2009 to June 2010. The weighted average interest rate on short-term loans from PRC banks outstanding at June 30, 2009 and March 31, 2009 was 3.51% and 4.1%, respectively. The loans at June 30, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $38.9 million and $34.2 million as of June 30, 2009 and March 31, 2009, respectively.  The value of land use right pledged was $4.3 million and $3.4 million as of June 30, 2009 and March 31, 2009, respectively. The value of cash pledged was $80.8 million and $66.1 million which were recorded in restricted cash as of June 30, 2009 and March 31, 2009, respectively.

As of June 30, 2009 and March 31, 2009, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $16.1 million and $8.8 million, respectively. The maturity dates of the long-term loans outstanding from PRC banks at June 30, 2009 are from November 2011 to June 2012. The weighted average interest rate of outstanding long-term loans at June 30, 2009 and March 31, 2009 was 5.4% and 5.4%, respectively.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $6.6 million and $7.5 million as of June 30, 2009 and March 31, 2009 respectively. The maturity dates of the short term loans outstanding from related parties at June 30, 2009 are from October 2009 to January 2010. The balance as of June 30, 2009 included a US dollar loan of $3.9 million and a RMB loan of RMB 19.0 million, and the interest rates were 10.0% and 5.5% respectively. The interest rate of the US dollar loan is benched mark to that of US dollar borrowing from third parties.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular Disclosure of Contractual Obligations.” as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

 Capital Expenditures

Our capital expenditures for the fiscal quarter ended June 30, 2009 was $2.2 million. In order to meet our immediate working capital needs in the aftermath of the melamine contamination incident, we have temporarily postponed projects that are not urgently needed for our operations such as our baby beverage project and the furnishing of our head office building. We do not anticipate significant capital expenditure in the next several fiscal quarters. All future capital expenditure plans will be dependent upon our cash position and operating status.

Off-Balance Sheet Arrangements

We have not entered into any guarantee contract or commitments to guarantee the payment obligations of any third parties except for the guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans of $1.1 million to 104 dairy farmers in the Zhangbei area of Hebei Province in China, which was recorded as contingent liability of $0.4 million. Such loans matured on December 15, 2007 but as of June 30, 2009, none of these loans have been repaid. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant's own stock and classified in stockholders' equity in the registrant's statement of financial position, and therefore excluded from the scope of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. We do not have any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China (“PBOC”) regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

Considering the RMB balance of our cash and cash equivalents as of June 30, 2009, which amounted to $29.6 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.3 million of the balance.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal quarter ended June 30, 2009. Based upon economic conditions and leading market indicators at June 30, 2009, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

Currently, we are exposed to interest rate risk primarily associated with: the New ABN Loan, a variable-rate debt obligation based on LIBOR, with the carrying value of $35.0 million which approximates its fair value at June 30, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation and Changes in Internal Control over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, management had concluded that as of March 31, 2009, the Company’s internal control over financial reporting was effective. However, as of March 31, 2009, management concluded that we still have one significant deficiency and four deficiencies as set forth below:

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

The Company has discussed the significant deficiency and deficiencies identified above with the Audit Committee, and has developed and implemented remediation plans to address these deficiencies. These plans included improving the cutoff procedures for marketing expenses despite our largely dispersed sales network, implementing stricter controls to ensure complete coverage of the inventory stock-taking process, clarifying the instructions on how to use our anti-fraud hotline, implementing controls to ensure that all investments are accurately calculated and recorded in the appropriate months, and revisiting certain job allocations to ensure proper segregation of duties.

Other than as described above, management does not believe that there have been any other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2009, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected, see “Item 1A. Risk Factors - Risks Related to Our Business - Product liability claims against us could result in adverse publicity and potentially significant monetary damages.” as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

On January 15, 2009 , a lawsuit was filed in the U.S. on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. in the U.S. District Court for the District of Maryland, alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. We filed a motion in April 2009 to dismiss the case on grounds of "Forum Non-Convenience,” failure to state a claim, and failure to join an indispensable party, and the opposition filed a Memorandum of Opposition to Motion to Dismiss on May 20, 2009. We have been given time to respond to the Opposition, and we did so on June 15 2009 with an additional filing. After June 15, 2009, the presiding Judge of the Court will decide, with no time limit, if the Court will take the case or render its dismissal. To date, the presiding Judge of the Court has not rendered a decision.

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

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes to these risks and uncertainties during the fiscal quarter ended June 30, 2009.

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

SYNUTRA INTERNATIONAL, INC.

Date: August 10, 2009	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer