Form 10-Q
period 2009-09-30
Synutra International, Inc.
filed 2009-11-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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
Yes ☐     No ☒

As of November 6, 2009, there were 54,000,713 shares of Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(unaudited)

	September 30, 2009	March 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$57,873	$37,736
Restricted cash	116,069	84,338
Accounts receivable, net of allowance of $904 and $1,452, respectively	33,108	23,826
Inventories	114,721	114,724
Due from related parties	1,894	2,463
Deferred tax assets	16,292	16,276
Income tax receivable	10,040	1,476
Prepaid expenses and other current assets	9,267	13,436
Assets held for sale	30,184	—

Total current assets	389,448	294,275

Property, plant and equipment, net	111,043	144,481
Land use rights, net	6,064	6,374
Intangible assets, net	3,433	3,136
Goodwill	1,436	1,435
Deferred tax assets	18,470	18,464
Other assets	3,536	4,406

TOTAL ASSETS	$533,430	$472,571

LIABILITIES AND EQUITY
Current Liabilities:
Short-term loans	$316,817	$224,647
Accounts payable	83,595	112,968
Due to related parties	2,678	5,172
Advances from customers	14,958	5,448
Product recall provision	2,850	4,547
Other current liabilities	30,949	21,925

Total current liabilities	451,847	374,707
Long-term debt	16,108	8,777
Deferred revenue	4,686	4,681
Capital lease obligations	5,422	5,254
Other long-term liabilities	1,757	1,756

Total liabilities	479,820	395,175

Equity:
Synutra International, Inc., shareholders' equity
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding at June 30, 2009 and March 31, 2009, respectively	5	5
Additional paid-in capital	76,607	76,607
Accumulated deficit	(47,639)	(23,674)
Accumulated other comprehensive income	24,035	23,921

Total Synutra common shareholders’ equity	53,008	76,859
Noncontrolling interest	602	537

Total equity	53,610	77,396

TOTAL LIABILITIES AND EQUITY	$533,430	$472,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (in thousands except earnings per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$65,330	$94,791	$112,680	$222,171
Cost of sales	53,051	121,514	80,829	181,999

Gross profit (loss)	12,279	(26,723)	31,851	40,172

Selling and distribution expense	10,334	10,658	20,811	22,081
Advertising and promotion expenses	7,507	18,637	22,652	50,733
General and administrative expenses	4,909	6,790	9,550	10,720
Impairment loss	5,921	—	5,921	—
Other operating income, net	107	733	224	733

Loss from operations	(16,285)	(62,075)	(26,859)	(42,629)

Interest expense	2,788	545	5,166	1,066
Interest income	370	186	888	384
Other income (expense), net	(267)	80	(1,051)	(354)

Loss before income tax benefit	(18,970)	(62,354)	(32,188)	(43,665)
Income tax benefit	(4,912)	(12,675)	(8,135)	(9,631)

Net loss	(14,058)	(49,679)	(24,053)	(34,034)

Net income (loss) attributable to the noncontrolling interest	(39)	1	(88)	2

Net loss attributable to Synutra International, Inc. common shareholders	$(14,019)	$(49,680)	$(23,965)	$(34,036)

Loss per share - basic and diluted	$(0.26)	$(0.92)	$(0.44)	$(0.63)

Weighted average common share outstanding - basic and diluted	54,001	54,001	54,001	54,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(14,058)	$(49,679)	$(24,053)	$(34,034)
Currency translation adjustment	44	1,255	114	6,552
Total comprehensive loss	(14,014)	(48,424)	(23,939)	(27,482)
Comprehensive loss attributable to noncontrolling interest	39	(1)	88	(2)
Comprehensive loss attributable to Synutra International, Inc. common shareholders	$(13,975)	$(48,425)	$(23,851)	$(27,484)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2008	54,001	$5	$76,607	$76,875	$17,772	$385	$171,644
Net loss	—	—	—	(34,036)	—	2	(34,034)
Currency translation adjustment	—	—	—	—	6,552	—	6,552
Balance, September 30, 2008	54,001	$5	$76,607	$42,839	$24,324	$387	$144,162

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2009	54,001	$5	$76,607	$(23,674)	$23,921	$537	$77,396
Net loss	—	—	—	(23,965)	—	(88)	(24,053)
Currency translation adjustment	—	—	—	—	114	—	114
Other	—	—	—	—	—	153	153
Balance, September 30, 2009	54,001	$5	$76,607	$(47,639)	$24,035	$602	$53,610

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2009	2008

Operating activities:
Net loss	$(24,053)	$(34,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	160	160
Depreciation and amortization	4,963	3,350
Bad debt expense (reversal)	(548)	307
Loss on disposal of property, plant and equipment	10	(7)
Impairment loss	5,921	—
Deferred income tax	(6)	60
Other compensation expense	153	—

Changes in assets and liabilities:
Accounts receivable	(8,188)	(8,267)
Inventories	(1,306)	7,716
Due from related parties	531	(3,111)
Prepaid expenses and other current assets	4,173	(6,418)
Accounts payable	(31,299)	9,831
Due to related parties	(2,444)	5,552
Advances from customers	9,500	(2,889)
Income tax receivable	(8,559)	(16,302)
Product recall provision	(1,697)	37,987
Other liabilities	4,085	(5,713)

Net cash used in operating activities	(48,604)	(11,778)

Investing activities:
Acquisition of property, plant and equipment	(2,965)	(33,966)
Change in restricted cash	(31,630)	(27,174)
Payment for business acquisition	(1,468)	(205)
Proceeds from assets disposal	5,642	—

Net cash used in investing activities	(30,421)	(61,345)

Financing activities:
Proceeds from short-term loans	251,868	41,078
Proceeds from long-term loans	7,331	—
Repayment of short-term loans	(160,092)	(16,771)
Payment on capital lease obligations	7	(518)

Net cash provided by financing activities	99,114	23,789

Effect of exchange rate changes on cash and cash equivalents	48	4,132

Net change in cash and cash equivalents	20,137	(45,202)
Cash and cash equivalents, beginning of period	37,736	97,425

Cash and cash equivalents, end of period	$57,873	$52,223

Supplemental cash flow information:
Interest paid	$5,773	$1,845
Income tax paid	$732	$5,794

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$879	$4,188
Assets acquired under capital lease	$—	$5,350
Acquisition of subsidiary by accounts payable	$—	$821

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. Following the government announcement in mid September 2008 that formula products of the Company and 21 other manufacturers had been contaminated with melamine, the Company conducted a compulsory recall of certain lots of U-Smart products and a voluntary recall of all other products produced before September 16, 2008 at the same facilities, where the Company believed the contaminated milk supplies originated.  As a direct result of the incident, the Company has experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009 and the six months ended September 30, 2009 and, as of September 30, 2009, had a working capital deficit of approximately $62.4 million caused primarily by the subsequent loss of sales following the product recall. As discussed in Note 11 to the unaudited condensed consolidated financial statements, at September 30, 2009, the Company was not in compliance with certain covenants of its loan agreement due to the losses suffered as a result of the melamine issue.  The occurrence of these economic events, the ensuing operating losses and negative cash flows and the failure of the Company to meet its debt covenants raise substantial doubt as to the Company's ability to continue as a going concern. Management is attempting to renegotiate the terms and covenants of the loan agreement and is in the process of evaluating funding alternatives including seeking refinancing of certain short-term loans from PRC banks. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as might be necessary if the Company is unable to continue as a going concern.

The unaudited condensed consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The variable interest entity and its subsidiaries have not commenced their planned operations as of September 30, 2009.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year.

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2009, the Company adopted Accounting Standards Codification (ASC) No. 805, Business Combinations (pre-codification reference as SFAS No. 141, Business Combinations: (Revised 2007)). ASC No. 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this topic requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This topic also requires the fair value of acquired in-process research and development to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. This topic applies to business combinations occurring on or after April 1, 2009. The Company’s adoption of ASC 805 did not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company adopted ASC No. 820, Fair Value Measurements (pre-codification reference as SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities. This topic defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of ASC 820 did not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company retrospectively adopted ASC No. 810, Consolidation (pre-codification reference as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC No. 810 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This topic also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. This topic also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

The Company adopted ASC No. 855, Subsequent Events (pre-codification reference as SFAS No. 165, Subsequent Events) on April 1, 2009 on a prospective basis. ASC No. 855 includes guidance for the accounting and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this topic did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification did not change GAAP, but organized it into an online research system sorted by individual accounting topics, which are further divided into subtopics. The FASB now issues new standards in the form of Accounting Standards Updates. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FIN 46(R)). SFAS No. 167 amends FIN 46(R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS No. 167 is effective for the Company April 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

5.	PRODUCT RECALL

On September 16, 2008, the Company announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. In the six months ended September 30, 2009, the Company reversed recall expense of $ 0.9 million, mostly being overestimated product replacement cost. The Company believes that the product recall has been substantially completed and estimates that there should be no further material product recall costs incurred. Following is a summary of the liabilities related to the product recall that were recorded during the fiscal year ended March 31, 2009 and six months ended September 30, 2009:

(In thousands)
Balance at April 1, 2008	$—
Product recall expenses	53,038
Replacement of products	(44,002)
Payment of cash, net	(4,395)
Foreign currency translation	(94)
Balance at March 31, 2009	4,547
Product recall expenses (reversal)	(886)
Replacement of products	(656)
Payment of cash, net	(158)
Foreign currency translation	3
Balance at September 30, 2009	$2,850

6.	IMPAIRMENT LOSS

On September 9, 2009, two subsidiaries of Synutra International, Inc., Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd. (“Baoquanling”) and Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. (“Cow Breeding”) entered into an asset purchase agreement (the “Agreement”) with Heilongjiang Wondersun Dairy Co., Ltd. (“Wondersun”), to sell three dairy farms and two milk processing factories in China for approximately $28.9 million, plus reimbursement for certain qualified construction in progress assets acquired subsequent to the valuation date. The assets were classified as held for sale assets and were written down to the fair value less estimated cost to sell. No depreciation or amortization was recorded after September 9, 2009. The previous operating results of these assets was not reported as discontinued operation, as the assets group is part of a larger cash-flow-generating group, and on its own is not a component of the entity, the conditions in paragraph 205-20-45-1, Reporting Discontinued Operations, for reporting in discontinued operations the operations (losses) of the assets group would not be met. After the melamine contamination incident, the Company began to use imported milk powder in the powdered formula products and decreased the consumption of domestically produced milk powder, hence the Company decided to sell the Baoquanling and Cow Breeding’s assets. The transaction is expected to be completed in early 2010. The estimated impairment loss on the assets group during the quarter ended September 30, 2009 was $5.9 million.

7.	FAIR VALUE MEASUREMENTS

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2009 and March 31, 2009 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate which reflects the current market yield level for comparable loans.

On April 1, 2008, the Company adopted ASC No.820, Fair Value Measurements and Disclosures, which was not delayed by ASC No. 820-10-65-1, Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB statement No. 157 (pre-codification reference as FASB Staff Position FAS 157-2). ASC 820-10-65-1 delays the effective date of ASC No.820 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, ASC No.820 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. ASC No.820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). ASC No.820 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the ASC No.820 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.
Level 3:	Unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of September 30, 2009. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of September 30, 2009.

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss

Assets held for sale	$30,184		$30,184		$5,921

In accordance with the provisions of ASC No.360, Property, Plant and Equipment, assets held for sale with a carrying amount of $35.1 million were written down to their fair value of $30.2 million, less cost to sell of $1.0 million, resulting in a loss of $5.9 million, which was included in impairment loss for the period. The fair value of the assets held of sale was determined by executed transaction price with a third party.  The Company has categorized this as a significant other observable input (level 2).

8.	INVENTORIES

The Company’s inventories at September 30, 2009 and March 31, 2009 are summarized as follows:

	September 30, 2009	March 31, 2009
	(In thousands)
Raw materials	$85,782	$96,361
Work-in-progress	17,980	11,739
Finished goods	10,959	6,624

Total Inventories	$114,721	$114,724

9.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS
A.	Classification of related party balances by name
a.	Due from related parties

	September 30, 2009	March 31, 2009
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,728	$1,726
Beijing Honnete Dairy Co., Ltd.	139	737
Beijing Kelqin Dairy Co., Ltd.	25	—
St. Angel (Beijing) Business Service Co., Ltd.	2	—

Total Due from Related Parties	$1,894	$2,463

In June 2008, the Company sold two commercial buildings, one of which was classified as assets held for sale as of March 31, 2008, to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company’s CEO, at the carrying value of $1.7 million. The amount represents the balance due from Sheng Zhi Da Dairy Group Corporation as of September 30, 2009 and March 31, 2009.

b.	Due to related parties

	September 30, 2009	March 31, 2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$569	$3,057
Sheng Zhi Da Dairy Group Corporation	2,102	2,113
St. Angel (Beijing) Business Service Co., Ltd.	7	2

Total Due to Related Parties	$2,678	$5,172

The Company had certain related party borrowings. See Note 11. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the three and six months ended September 30, 2009 and 2008, the Company’s sales to the related parties were whey protein to Beijing Honnete Dairy Co., Ltd. and industrial milk powder to Beijing Kelqin Dairy Co., Ltd.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$2,039	$—	$4,278	$—
Beijing Kelqin Dairy Co., Ltd	31	—	31	—

Total	$2,070	$—	$4,309	$—

C.	Purchases from related parties

In the three and six months ended September 30, 2008, the Company’s purchases from related parties included whey protein powders from Honnete, catalogues, brochures, and marketing materials from St. Angel, and advertising service from Shenglong Media.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$—	$6,119	$—	$8,000
St. Angel (Beijing) Business Service Co., Ltd.	—	—	—	1,639
Beijing Shenglong Media Co., Ltd.	—	—	—	154

Total	$—	$6,119	$—	$9,793

10.	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2009	March 31, 2009
	(In thousands)
Property, plant and equipment, cost:
Buildings	$62,258	$51,693
Plant and machinery	47,978	65,020
Office equipment and furnishings	3,136	3,076
Motor vehicles	2,345	2,963
Others	392	543

Total cost	$116,109	$123,295

Less: Accumulated depreciation:
Buildings	5,126	4,472
Plant and machinery	13,965	11,804
Office equipment and furnishings	1,370	1,183
Motor vehicles	905	885
Others	304	273

Total accumulated depreciation	21,670	18,617

Construction in progress	16,604	39,803

Property, plant and equipment, net	$111,043	$144,481

Construction in progress primarily represents the construction of manufacturing facilities and related equipment.

The Company recorded depreciation expense of $2.3 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, and recorded depreciation expense of $4.9 million and $3.3 million for the six months ended September 30, 2009 and 2008, respectively.

11.	DEBT

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off and subsequent loss of sales, the Company was not able to meet any of the financial covenant requirements since September 30, 2008. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.75% of the aggregate principal amount outstanding and an increase in the interest rate of 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. As of the issuance date of the unaudited condensed consolidated financial statements, the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.7 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements.

In addition to the ABN Loan, as of September 30, 2009 and March 31, 2009, the Company had short-term loans from PRC banks in the amount of $271.5 million and $182.6 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at September 30, 2009 range from October 2009 to September 2010. The weighted average interest rate on short-term loans from PRC banks outstanding at September 30, 2009 and March 31, 2009 was 3.42% and 4.1%, respectively. The loans at September 30, 2009 and March 31, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $38.9 million and $34.2 million as of September 30, 2009 and March 31, 2009, respectively.  The value of land use right pledged was $4.2 million and $3.4 million as of September 30, 2009 and March 31, 2009, respectively. The value of cash pledged was $107.3 million and $66.1 million which were recorded in restricted cash as of September 30, 2009 and March 31, 2009, respectively.

As of September 30, 2009 and March 31, 2009, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $16.1 million and $8.8 million, respectively. The maturity dates of the long-term loans outstanding from PRC banks at September 30, 2009 are from March 2011 to June 2012. The weighted average interest rate of outstanding long-term loans at September 30, 2009 and March 31, 2009 were both 5.4%.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $10.7 million and $7.5 million as of September 30, 2009 and March 31, 2009 respectively. The maturity dates of the short term loans outstanding from related parties at September 30, 2009 are from October 2009 to January 2010, and are extendable under same terms upon maturity. The balance as of September 30, 2009 included a US dollar loan of $3.9 million and a RMB loan of RMB46.8 million, and the weighted average interest rate was 10.0% and 1.7% respectively. The interest rate of the US dollar loan is benched mark to that of US dollar borrowing from third parties.

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

The effective tax rate for the six months ended September 30, 2009 increased 3.2% from the 22.1% effective rate for the six months ended September 30, 2008 to 25.3%. This increase was due primarily to the expiration of the tax holidays enjoyed by certain subsidiaries in China.

13.	LOSS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss attributable to Synutra International, Inc.	$(14,019)	$(49,680)	$(23,965)	$(34,036)

Basic and diluted weighted average common shares outstanding	54,001	54,001	54,001	54,001

Loss per share – basic and diluted	$(0.26)	$(0.92)	$(0.44)	$(0.63)

 The warrants to purchase 400,000 shares of common stock granted to ABN in connection with the Original ABN Loan were excluded from the computation of diluted earnings per share for all periods presented as they would be anti-dilutive.

14.	SEGMENT REPORTING

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$42,031	$85,165	$84,501	$203,228
Baby food	268	—	611	—
Nutritional ingredients and supplements	460	—	516	—
All other	22,571	9,626	27,052	18,943

Net sales	$65,330	$94,791	$112,680	$222,171

INTERSEGMENT SALES
Powdered formula	$1	$—	$5	$—
Baby food	—	—	232	—
Nutritional ingredients and supplements	—	—	1,522	—
All other	1,046	191	1,054	191

Intersegment sales	$1,047	$191	$2,813	$191

GROSS PROFIT (LOSS)
Powdered formula	$21,269	$(27,652)	$41,470	$38,155
Baby food	45	—	177	—
Nutritional ingredients and supplements	(230)	—	(879)	—
All other	(8,805)	929	(8,917)	2,017

Gross profit (loss)	12,279	(26,723)	31,851	40,172

Selling and distribution expenses	10,334	10,658	20,811	22,081
Advertising and promotion expenses	7,507	18,637	22,652	50,733
General and administrative expenses	4,909	6,790	9,550	10,720
Impairment loss	5,921	—	5,921	—
Other operating income, net	107	733	224	733

Loss from operations	(16,285)	(62,075)	(26,859)	(42,629)
Interest expense	2,788	545	5,166	1,066
Interest income	370	186	888	384
Other income (expense), net	(267)	80	(1,051)	(354)

Loss before income tax benefit	$(18,970)	$(62,354)	$(32,188)	$(43,665)

	September 30, 2009	March 31, 2009
	(In thousands)
TOTAL ASSETS
Powdered formula	$504,822	$443,946
Baby food	36,697	30,291
Nutritional ingredients and supplements	39,122	49,611
All other	115,243	115,923
Intersegment elimination	(162,454)	(167,200)

Total	$533,430	$472,571

15.	CONTINGENCIES

As of September 30, 2009, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

On January 15, 2009 , a lawsuit was filed in the U.S. on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. in the U.S. District Court for the District of Maryland, alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. We filed a motion in April 2009 to dismiss the case on grounds of "Forum Non-Convenience,” failure to state a claim, and failure to join an indispensable party, and the opposition filed a Memorandum of Opposition to Motion to Dismiss on May 20, 2009. We responded to the Opposition on June 15, 2009 with an additional filing. The presiding Judge of the Court will decide, with no time limit, if the Court will take the case or render its dismissal. To date, the presiding Judge of the Court has not rendered a decision.

On March 2, 2009, a lawsuit was filed in China on behalf of 54 Chinese families alleged to be affected by melamine contamination against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Qingdao Intermediate People’s Court, seeking compensation for damages, including medical and other expenses, emotional harm and punitive damages, for an aggregate amount over US$1.0 million (RMB6.9 million). Further, on April 14, 2009, a lawsuit was filed on behalf of 73 families (including the original 54 families) against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Shandong Higher People’s Court on April 14, 2009, seeking compensation for damages of over US$1.7 million (RMB11.3 million). To date, we have not been notified by either court of acceptance of these above cases.

On July 21, 2009, one of our subsidiaries, Shengyuan Nutritional Food Co., Ltd. was notified by the municipal People’s Court in Gaomi City, Shandong province, that the Court had accepted the case of Qiu Fafu and Tai Shijuan vs. Tu Zhuang Fa Da Store and Shengyuan Nutritional Food Co., Ltd.  In that Complaint, the plaintiffs sought damages from Shengyuan Nutritional Food Co., Ltd. based upon allegations that they purchased baby formula made by Shengyuan Nutritional Food Co., Ltd. in late September 2008 that “contained melamine that seriously exceeded standards,” and that the formula caused their child to develop “multiple kidney stones resulting from baby formula drinking.”  In response to that Complaint, the Gaomi Municipal People’s Court issued a “Notice to Respond to Action,” which reflected that the “court had accepted the lawsuit by Qiu Fafu and Tai Shijuan in a product liability dispute.”  Subsequently, Shengyuan Nutritional Food Co., Ltd. observed the order of the Court and conducted preliminary discoveries for submission. On September 4, 2009, the plaintiffs applied to the Court to withdraw the complaint.

16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC No. 855, Subsequent Events, through the date that the unaudited condensed consolidated financial statements were issued on November 9, 2009.

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

OVERVIEW

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan,” or “Synutra,” name, together with other complementary brands. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of September 30, 2009, this network comprised over 490 distributors and over 1,000 sub-distributors who sell our products in over 75,000 retail outlets.

We currently have three reportable segments which are:

☐
Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan which was launched in October 2008 and Helanruniu which was launched in December 2008;

☐
Baby food segment: Baby food segment covers the sale of prepared baby food and nutritional snacks for babies and children. It includes the brand of Huiliduo which was launched in March 2009 and the nutritional snacks component which we expect to launch in 2010;

☐
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated DHA and ARA which we launched in the fiscal quarter ended December 31, 2008.

Other business includes non-core businesses such as toll packaging, toll drying service and sales of ingredients and materials to industrial customers. The major portion of other business for the fiscal quarter ended September 30, 2009 was sales of surplus industrial milk powder.

On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. In the six months ended September 30, 2009, the Company reversed recall expense of $0.8 million, mostly being overestimated product replacement cost. The Company believes that the product recall has been substantially completed and estimates that there should be no further material product recall costs incurred. We believe that our fast response to the melamine crisis, as well as recall efforts, including instituting a voluntary recall were well recognized by the public and helped us to maintain our reputation, brand recognition and relationships with our distributors and suppliers.

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

Our net sales for the six months ended September 30, 2009 decreased by 49.3% to $112.7 million from $222.2 million for the same period in the previous year. Our gross profit for the six months ended September 30, 2009 decreased by 20.6% to $31.9 million from $40.2 million for the same period in the previous year. Our net loss attributable to Synutra International, Inc. common shareholders for the six months ended September 30, 2009 was $24.0 million, as compared to net loss attributable to Synutra International, Inc. common shareholders of $34.0 million for the same period in the previous year.

The decrease in the Company’s net sales reflected in part the lingering impact of the product recall carried out in late 2008, as well as the additional product discounts we provided to distributors beginning August 2009 to compensate distributors as they were carrying out certain product promotion activities that were previously handled by the Company.  However, there have been strong signs of recovery in end-market sales. According to data released by the Ministry of Commerce’s Commercial Information Center (CIC), the Company’s market share has stabilized at approximately 7.2% for the fiscal quarter ended September 30, 2009, representing a significant increase from the 3.4% as reported in October 2008, the month immediately following the melamine contamination incident. In addition, the Company’s powdered formula segment recorded a gross margin of $21.3 million, or 50.7% from net sales of $42.0 million for the fiscal quarter ended September 30, 2009, representing a significant improvement from fiscal quarters that immediately followed the product recall. The improvement was driven primarily through sales of the Company’s premium line of Super series infant formula products. The sales of Super series infant formula accounted for about 53.1% of the volume of sales and 69.9% of the net sales for the segment for the fiscal quarter ended September 30, 2009, compared to 40.1% of the volume of sales and 52.1% of the net sales for the segment for the same period in the previous year. The Company believes that the improvement in sales of its Super series infant formula has led the segment in market recovery and helped to stabilize the Company’s market position. The Company also believes that Super’s success has laid a solid foundation for its future growth.

Though powdered formula sales have improved since the quarter (ended December 31, 2008) that immediately followed the recall, the Company has not yet recovered its pre-recall market share of approximately 10.5% in August 2008, according to CIC.  In order to regain its market leadership, the Company has focused on fundamental approaches to procure new customers through its integrated marketing platform, capitalizing on database resources built with a nationwide deployed team of more than 500 nutrition education specialists who work directly with medical and healthcare professionals at maternity wards or clinics throughout the country.  The Company also made sales and distribution system adjustments including a new control and monitoring mechanism aimed at improving sales efficiency and managing the effectiveness of our distribution channels which comprise of more than 490 distributors across the market. The Company believes that these initiatives are generating favorable results as reflected in the improved market share data for the fiscal quarter ended September 30, 2009. The Company also estimates that its operating results will be close to break-even for the fiscal quarter ending December 31, 2009 and hopes to return to profitability for the fiscal quarter ending March 31, 2010.

On September 9, 2009, two subsidiaries of Synutra International, Inc., Baoquanling and Cow Breeding, entered into an asset purchase agreement (the “Agreement”) with Wondersun, to sell three dairy farms and two milk processing factories in China for approximately $28.9 million plus reimbursement for certain qualified construction in progress assets acquired subsequent to the valuation date. The assets were classified as held for sale assets and were written down to the fair value less estimated cost to sell. No depreciation or amortization was recorded after September 9, 2009. The past operating results of these assets was not reported as discontinued operation, as the assets group is part of a larger cash-flow-generating group, and on its own is not a component of the entity, the conditions in paragraph 205-20-45-1, Reporting Discontinued Operations, for reporting in discontinued operations the operations (losses) of the assets group would not be met. After the melamine contamination incident, the Company began to use imported milk powder in the powdered formula products and decreased the consumption of domestically produced milk powder. In light of the decrease in demand for domestically produced milk powder as well as increasing competition from other domestic raw milk suppliers, the Company decided to sell Baoquanling and Cow Breeding’s assets. The transaction is expected to be completed in early 2010. The estimated impairment loss on the assets group during the quarter ended September 30, 2009 was $5.9 million. The Company believes the sales of these facilities will streamline the Company’s operation and benefit the Company’s long-term operating efficiency.

Since the melamine contamination incident, we have been using imported milk powder for the production of our Super, U-Smart and Helanruniu series of products. In the meantime, our domestic production facilities continue to purchase raw milk locally to produce milk powder for commercial resale and for our Mingshan series of products. We intend to continue relying on imported milk powder for use in our Super, U-Smart and Helanruniu series of products in the foreseeable future. Due to the decline in the consumption of dairy based products in the PRC as a result of the melamine contamination incident and the significant increase in milk powder imports, there has been a nationwide inventory build up of domestically produced milk powder in the PRC. Such inventory build up has caused a decline in milk powder prices and have resulted in us taking a write-down of our inventory of domestically produced milk powder of $3.3 million and $3.3 million for the three and six months ended September 30, 2009, respectively. Currently milk powder, whether imported or domestically produced, accounts for approximately 50% of our raw materials inventory. We managed to reduce our inventory of raw milk for the quarter ended September 30, 2009 through the sales of domestically produced raw milk power although this resulted in a gross loss in our other business due to the decline in domestically produced raw milk powder price.

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

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of September 30, 2009, which was RMB6.8290 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On November 6, 2009, the mid rate was RMB 6.8276 to $1.00.

CRITICAL ACCOUNTING POLICIES

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended March 31, 2009 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 and 2008

Net Sales

Net sales for the fiscal quarter ended September 30, 2009 decreased by 31.1% to $65.3 million from $94.8 million for the same period in the previous year. This decrease in net sales was mainly due to the loss of market share caused by the melamine contamination incident, partially offset by an increase in sales of surplus industrial milk powder.

Powdered formula segment
Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names, accounted for 64.3% of our total sales for the fiscal quarter ended September 30, 2009. Net sales of our powdered formula products for the fiscal quarter ended September 30, 2009 decreased by 50.7% to $42.0 million from $85.2 million for the same period in the previous year, primarily as a result of the following factors:


Sales volume of powdered formula products decreased by 36.0% to 5,630 tons for the fiscal quarter ended September 30, 2009 from 8,798 tons for the same period in the previous year, due primarily to a slow-down in sales activities from September 2008 to September 2009 following the melamine contamination incident.


The average selling price of our powdered formula products for the fiscal quarter ended September 30, 2009 decreased by 22.9% to $7,466 per ton from $9,680 per ton for the same period in the previous year. This decrease in average selling price was due to a greater proportion of rebates to distributors and an increase in product discount to compensate distributors as they were carrying out certain product promotion activities that were previously handled by us, partially offset by the effect of increased proportion of higher-priced products in our product mix and an increase of our sales price in August 2008.

Baby food segment
Net sales of prepared baby food business for the fiscal quarter ended September 30, 2009 was $268,000, representing sales of prepared baby food, such as cooked meat and vegetables. We did not have any net sales of prepared baby food business for the fiscal quarter ended September 30, 2008 as we acquired this business in October 2008. Our nutritional snack business was still in its pre-operation stage and hence did not have sales for the fiscal quarter ended September 30, 2009.

Nutritional ingredients and supplements segment
Net sales of nutritional ingredients and supplements segment for the fiscal quarter ended September 30, 2009 was $460,000, representing chondroitin sulfate sold to third parties. We did not have any net sales in the fiscal quarter ended September 30, 2008 as the nutritional ingredients and supplements segment had not begun its operations by September 30, 2008.

Other
Other sales for the fiscal quarter ended September 20, 2009 was $22.6 million, which mainly included sales of surplus milk powder to industrial customers of $18.4 million, as compared to $9.6 million for the same period in the previous year.

Cost of Sales

Cost of sales for the fiscal quarter ended September 30, 2009 decreased by 56.3% to $53.1 million from $121.5 million for the same period in the previous year. The decrease in the cost of sales is due primarily to a decrease in the sales volume of our powdered formula products, and the product recall cost which was recorded in the fiscal quarter ended September 30, 2008.

Powdered formula segment
Cost of sales for the powdered formula products for the fiscal quarter ended September 30, 2009 decreased by 81.6% to $20.8 million from $112.8 million for the same period in the previous year. The decrease in the cost of sales is due primarily to the decrease in the sales volume of our powdered formula products, and the significant product recall cost recorded in the fiscal quarter ended September 30, 2008. The sales volume of powdered formula products sold for the fiscal quarter ended September 30, 2009 decreased by 3,168 tons as compared to the same period in the previous year.

Baby food segment
Cost of sales of prepared baby food business for the fiscal quarter ended September 30, 2009 was $223,000, representing cost of sales of prepared baby food, such as cooked meat and vegetables. We did not have any cost of sales of prepared baby food business for the fiscal quarter ended September 30, 2008 as we acquired this business in October 2008. Our nutritional snack business was still in its pre-operations stage and hence did not have cost of sales for the fiscal quarter ended September 30, 2009.

Nutritional ingredients and supplements segment
Cost of sales of nutritional ingredients and supplements segment for the fiscal quarter ended September 30, 2009 was $690,000, representing chondroitin sulfate sold to third parties. We did not have any cost of sales in the fiscal quarter ended September 30, 2008 as the nutritional ingredients and supplements segment had not begun its operations by September 30, 2008.

Other
Other cost for the fiscal quarter ended September 30, 2009 was $31.4 million, which mainly included the cost of sales of surplus milk powder to industrial customers of $24.0million and write-down of industrial milk powder of $3.3 million due to a decline in selling price as a result of lower-priced domestically produced milk powder, as compared to $8.7 million for the same period in the previous year.

Gross Profit (loss) and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended September 30, 2009 was $12.3 million, as compared to gross loss of $26.7 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended September 30, 2009 was $21.3 million, as compared to gross loss of $27.7 million for the same period in the previous year, primarily due to the product recall costs which were incurred in the fiscal quarter ended September 30, 2008. Gross profit for our baby food segment for the fiscal quarter ended September 30, 2009 was $45,000. Gross loss for our nutritional ingredients and supplements segment for the fiscal quarter ended September 30, 2009 was $230,000, as the business was still in its early stage and we were in the process of developing a new sales channel. Gross loss for other business for the fiscal quarter ended September 30, 2009 was $8.8 million, primarily due to the loss from sales of domestically produced milk powder and write-down of domestically produced milk powder in inventory. In order to improve our working capital situation, we sold part of milk powder which was surplus to our own requirement for the fiscal quarter ended September 30, 2009. In October 2009, cost of sales of surplus milk powder was $20.5 million and the gross profit from such sales was $2.4 million.

Our overall gross margin was 18.8% for the fiscal quarter ended September 30, 2009, as compared to negative margin of 28.2% for the same period in the previous year. Our gross margin for powdered formula products was 50.6% for the fiscal quarter ended September 30, 2009, representing a significant increase as compared to negative margin of 32.5% for the same period in the previous year. Gross margin for baby food segment for the fiscal quarter ended September 30, 2009 was 16.8%. Gross margin for nutritional ingredients and supplements segment for the fiscal quarter ended September 30, 2009 was negative 50.1%. Gross margin for other business for the fiscal quarter ended September 30, 2009 was negative 39.0%.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended September 30, 2009 decreased by 3.7% to $10.3 million from $10.7 million for the same period in the previous year. This decrease was the combined result of a decrease in freight charges, partially offset by an increase in compensation expenses for our sales force. Total compensation for our sales force for the fiscal quarter ended September 30, 2009 increased by 25.5 % to $5.9 million from $4.7 million for the same period in the previous year, due to a pay rise of sales staff in the fiscal quarter ended June 30, 2009 and an increase in the number of sales staff to 2,953 as of September 30, 2009 from 2,809 as of September 30, 2008. Freight charges for the fiscal quarter ended September 30, 2009 decreased by 58.6% to $1.2 million from $2.9 million for the same period in the previous year, due primarily to the freight charges accrual for product recall in the fiscal quarter ended September 30, 2008.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended September 30, 2009 decreased by 59.7% to $7.5 million from $18.6 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended September 30, 2009, which accounted for 52.6% of total advertising and promotion expenses, decreased by 69.3% to $3.9 million from $12.7 million for the same period in the previous year. Promotion expenses for the fiscal quarter ended September 30, 2009, which accounted for 47.4% of total advertising and promotion expenses, decreased by 39.0% to $3.6 million from $5.9 million for the same period in the previous year, as certain promotions were carried out directly by distributors in exchange for us providing such distributors with increase in product discount. After an aggressive advertising and promotional campaign in the fiscal quarter ended March 31, 2009 to regain market share in the aftermath of the melamine contamination incident and to achieve effective market pull-through immediately following new product launches, we intentionally slowed down our advertising and promotional expenses in the six months ended September 30, 2009 to better utilize our resources, and focused more on promotional activities by our field promoters in the communities and our nutrition education professionals at the medical facilities in our efforts to improve brand loyalty.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended September 30, 2009 decreased by 27.9% to $4.9 million from $6.8 million for the same period in the previous year. The decrease in general and administrative expenses was primarily due to a decrease of $1.7 million in legal and professional fees incurred for the terminated following-on offering in the fiscal quarter ended September 30, 2008.

Impairment Loss

We recorded impairment loss of $5.9 million for the fiscal quarter ended September 30, 2009, which represented the difference between the estimated fair value and carrying value of the assets to be sold by our subsidiaries, Baoquanling and Cow Breeding. We do not intend to dispose any other major assets.

Other Operating Income, Net

Other operating income for the fiscal quarter ended September 30, 2009 was $107,000, as compared to $733,000 for the same period in the previous year.

Interest Income

Interest income for the fiscal quarter ended September 30, 2009 increased to $0.4 million from $0.2 million for the same period in the previous year.

Interest Expense

Interest expense for the fiscal quarter ended September 30, 2009 increased to $2.8 million from $0.5 million for the same period in the previous year, due primarily to the significant increase in bank borrowings after the melamine contamination incident.

Income Tax Benefit

As a result of the net loss, we recorded an income tax benefit of $4.9 million for the fiscal quarter ended September 30, 2009, as compared to an income tax benefit of $12.7 million for the fiscal quarter ended September 30, 2008.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal quarter ended September 30, 2009 was $14.0 million, as compared to net loss of $49.7 million for the same period in the previous year.

Six months ended September 30, 2009 and 2008

Net Sales

Net sales for the six months ended September 30, 2009 decreased by 49.3% to $112.7 million from $222.2 million for the same period in the previous year. This decrease in net sales was mainly due to the loss of market share caused by the melamine contamination incident, partially offset by an increase in the sales of surplus industrial milk powder.

Powdered formula segment
Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names, accounted for 75.0% of our total sales for the six months ended September 30, 2009. Net sales of our powdered formula products for the six months ended September 30, 2009 decreased by 58.4% to $84.5 million from $203.2 million for the same period in the previous year, primarily as a result of the following factors:


Sales volume of powdered formula products decreased by 51.4% to 10,626 tons for the six months ended September 30, 2009 from 21,864 tons for the same period in the previous year, due primarily to a slow-down in sales activities from September 2008 to September 2009 following the melamine contamination incident.


The average selling price of our powdered formula products for the six months ended September 30, 2009 decreased by 14.4% to $7,953 per ton from $9,295 per ton for the same period in the previous year. This decrease in average selling price was due to a greater proportion of rebates to distributors and an increase in product discount to compensate distributors as they were carrying out certain product promotion activities that were previously handled by us, partially offset by the effect of increased proportion of higher-priced products in our product mix and an increase of our sales price in August 2008.

Baby food segment
Net sales of prepared baby food business for the six months ended September 30, 2009 was $611,000, representing sales of prepared baby food, such as cooked meat and vegetables. We did not have any net sales of prepared baby food business for the six months ended September 30, 2008 as we acquired this business in October 2008. Our nutritional snack business was still in its pre-operation stage and hence did not have sales for the six months ended September 30, 2009.

Nutritional ingredients and supplements segment
Net sales of nutritional ingredients and supplements segment for the six months ended September 30, 2009 was $516,000, representing chondroitin sulfate sold to third parties. We did not have any net sales in the six months ended September 30, 2008 as the nutritional ingredients and supplements segment had not begun its operations by September 30, 2008.

Other
Other sales for the six months ended September 20, 2009 was $27.1 million, which mainly included sales of surplus milk powder to industrial customers of $18.8 million, as compared to $18.9 million f or the same period in the previous year.

Cost of Sales

Cost of sales for the six months ended September 30, 2009 decreased by 55.6% to $80.8 million from $182.0 million for the same period in the previous year. The decrease in the cost of sales is due primarily to a decrease in the sales volume of our powdered formula products, and the product recall cost which was recorded in the six months ended September 30, 2008.

Powdered formula segment
Cost of sales for the powdered formula products for the six months ended September 30, 2009 decreased by 74.0% to $43.0 million from $165.1 million for the same period in the previous year. The decrease in the cost of sales is due primarily to the decrease in the sales volume of our powdered formula products, and the significant product recall cost recorded in the six months ended September 30, 2008. The sales volume of powdered formula products sold for the six months ended September 30, 2009 decreased by 11,239 tons as compared to the same period in the previous year.

Baby food segment
Cost of sales of prepared baby food business for the six months ended September 30, 2009 was $435,000, representing cost of sales of prepared baby food, such as cooked meat and vegetables. We did not have any cost of sales of prepared baby food business for the six months ended September 30, 2008 as we acquired this business in October 2008. Our nutritional snack business was still in its pre-operations stage and hence did not have cost of sales for the six months ended September 30, 2009.

Nutritional ingredients and supplements segment
Cost of sales of nutritional ingredients and supplements segment for the six months ended September 30, 2009 was $1.4 million, representing chondroitin sulfate sold to third parties. We did not have any cost of sales in the six months ended September 30, 2008 as the nutritional ingredients and supplements segment had not begun its operations by September 30, 2008.

Other
Other cost for the six months ended September 20, 2009 was $36.0 million, which mainly included the cost of sales of surplus milk powder of $24.2 million and write-down of industrial milk powder of $3.3 million due to a decline in selling price as a result of lower-priced domestically produced milk powder, as compared to $16.9 million for the same period in the previous year.

Gross Profit (loss) and Gross Margin

As a result of the foregoing, gross profit for the six months ended September 30, 2009 decreased by 20.6% to $31.9 million from $40.2 million for the same period in the previous year. Gross profit for our powdered formula products for the six months ended September 30, 2009 increased 8.6% to $41.5 million from $38.2 million for the same period in the previous year, primarily because of product recall costs recorded in the six months ended September 30, 2008. Gross profit for our baby food segment for the six months ended September 30, 2009 was $177,000. Gross loss for our nutritional ingredients and supplements segment for the six months ended September 30, 2009 was $879,000, as the business was still at its early stage and we were in the process of developing a new sales channel. Gross loss for other business for the fiscal quarter ended September 30, 2009 was $8.9 million, primarily due to the loss from sales of domestically produced milk powder and write-down of domestically produced milk powder in inventory. In order to improve our working capital situation, we sold part of milk powder which was surplus to our own requirement for the fiscal quarter ended September 30, 2009. In October 2009, cost of sales of surplus milk powder was $20.5 million and the gross profit from such sales was $2.4 million.

Our overall gross margin was 28.3% for the six months ended September 30, 2009, as compared to 18.1% for the same period in the previous year. Our gross margin for powdered formula products was 49.1% for the six months ended September 30, 2009, as compared to 18.8% for the same period in the previous year. Our gross margin for baby food segment for the six months ended September 30, 2009 was 28.9%. Gross margin for nutritional ingredients and supplements segment for the six months ended September 30, 2009 was negative 170.3%. Gross margin for other business for the fiscal quarter ended September 30, 2009 was negative 33.0%.

Selling and Distribution Expenses

Selling and distribution expenses for the six months ended September 30, 2009 decreased by 5.9% to $20.8 million from $22.1 million for the same period in the previous year. This decrease was a combined result of a decrease in freight charges and office expenses, partially offset by an increase in compensation expenses for our sales force. Total compensation for our sales force for the six months ended September 30, 2009 increased by 21.4 % to $11.9 million from $9.8 million for the same period in the previous year, due to a pay rise of sales staff in the fiscal quarter ended June 30, 2009 and an increase in the number of sales staff to 2,953 as of September 30, 2009 from 2,809 as of September 30, 2008. Freight charges for the six months ended September 30, 2009 decreased by 63.5% to $1.9 million f rom $5.2 million for the same period in the previous year, due primarily to the freight charges accrual for product recall in the fiscal quarter ended September 30, 2008. Office expenses for the fiscal quarter ended September 30, 2009 decreased by 68.8% to $0.5 million from $1.6 million for the same period in the previous year, due primarily to tightened budgetary control.

Advertising and Promotion Expenses

Advertising and promotion expenses for the six months ended September 30, 2009 decreased by 55.2% to $22.7 million from $50.7 million for the same period in the previous year. Advertising expenses for the six months ended September 30, 2009, which accounted for 54.0% of total advertising and promotion expenses, decreased by 61.3% to $12.2 million from $31.5 million for the same period in the previous year. Promotion expenses for the six months ended September 30, 2009, which accounted for 46.0% of total advertising and promotion expenses, decreased by 45.8% to $10.4 million from $19.2 million for the same period in the previous year, as certain promotions were carried out directly by distributors in exchange for us providing such distributors with increase in product discount. After an aggressive advertising and promotional campaign in the fiscal quarter ended March 31, 2009 to regain market share in the aftermath of the melamine contamination incident and to achieve effective market pull-through immediately following new/improved product launches, we intentionally slowed down our advertising and promotional expenses in the six months ended September 30, 2009 to better utilize our resources, and focused more on promotional activities by our field promoters in the communities and our nutrition education professionals at the medical facilities in our efforts to improve brand loyalty.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2009 decreased by 10.3% to $9.6 million from $10.7 million for the same period in the previous year. The decrease in general and administrative expenses was primarily due to a decrease of $2.0 million in legal and professional fees incurred for the terminated follow-on offering in the fiscal quarter ended September 30, 2008.

Impairment Loss

We recorded impairment loss of $5.9 million for the six months ended September 30, 2009, which represented the difference between the estimated fair value and carrying value of the assets to be sold by our subsidiaries, Baoquanling and Cow Breeding. We do not intend to dispose any other major assets.

Other Operating Income, Net

Other operating income for the six months ended September 30, 2009 was $224,000, as compared to $733,000 for the same period in the previous year.

Interest Income

Interest income for the six months ended September 30, 2009 increased to $0.9 million from $384,000 for the same period in the previous year.

Interest Expense

Interest expense for the six months ended September 30, 2009 increased to $5.2 million from $1.1 million for the same period in the previous year, due primarily to the significant increase in bank borrowings after the melamine contamination incident.

Income Tax Benefit

As a result of the net loss, we recorded an income tax benefit of $8.1 million for the six months ended September 30, 2009, as compared to $9.6 million for the same period in the previous year. Our effective tax rate increased to 25.3% for six months ended September 30, 2009 from 22.1% for the same period in the previous year. This increase in our effective income tax rate was primarily due to the expirations of tax holidays enjoyed by certain subsidiaries in China.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the six months ended September 30, 2009 was $24.0 million, as compared to net loss of $34.0 million for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As a result of the melamine contamination incident and the subsequent product recall, we have experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009 and the six months ended September 30, 2009. As of September 30, 2009, we had a working capital deficit of approximately $62.4 million. In addition, we have not been in compliance with certain covenants in our New ABN loan agreement since September 30, 2008.  We are attempting to renegotiate the terms and covenants of the New ABN loan agreement.  As a result of the occurrence of these recent economic events, the ensuing operating losses and negative cash flows and our failure to meet our debt covenants, the report of our independent registered public accounting firm for the fiscal year ended March 31, 2009 contains a reference raising substantial doubts about our ability to continue as a going concern.   See Note 2(A) and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We are currently in the process of evaluating funding alternatives including seeking refinancing of certain short-term loans from PRC banks.   The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to seek to overcome any substantial doubt concerning our ability to continue as going concern by continuing to pursue our strategic operating goals for enhanced profitability and by obtaining new debt and/or equity financing. Any substantial doubt about our ability to continue as a going concern could also affect our relationship with our trade suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due. See “Part I - Item 1A. Risk Factors - The report of our Independent Registered Public Accounting Firm contains a reference raising substantial doubt about our ability to continue as a “going concern” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 .

The recent melamine contamination incident has significantly impacted our liquidity. Since the damage to our reputation caused by the melamine contamination incident will take time to recover, the net sales of our powdered formula products were negatively impacted in the fiscal year ended March 31, 2009 and six months ended September 30, 2009. In the meantime, we incurred substantial cash outflow for the purchase of raw materials and for operating expenses.

Accordingly, we have had discussions with local banks to obtain short term financing to support our operational needs. We have enjoyed relatively open access to bank credit among the domestic banks and have been able to renew all existing loans successfully. As of September 30, 2009, we had short-term borrowings from local banks of $271.5 million with a weighted average interest rate of 3.42%. The loans were secured by the pledge of certain fixed assets held by the Company’s subsidiaries, pledge of land use right in Qingdao, China and pledge of cash deposits which was recorded as restricted cash.  The maturity dates of the short-term loans from local banks outstanding at September 30, 2009 range from October 2009 to September 2010. As of the date of the filing of this 10-Q, all outstanding short-term loans from local banks that have become due have been repaid. As of September 30, 2009, we have unsecured long-term borrowing from local banks of $16.1 million maturing from March 2011 to June 2012 with a weighted average interest rate of 5.4%. In addition to the loans from local banks, we also borrowed from related parties short-term loans amounting to $10.7 million with a weighted average interest rate of 4.7% to finance our acquisition of the Helanruniu trademarks and to support our normal operating needs. The maturity dates of the short-term loans outstanding from related parties at September 30, 2009 are from October 2009 to January 2010, and are extendable under same terms upon maturity. As of September 30, 2009, we are not able to meet the financial covenants of the ABN loan and hence it was reclassified to current liabilities since we considered this debt callable by the bank. As of the date of the filing of this 10-Q, the waiver has not been granted. Prior to the melamine contamination incident, cash generated from our operating activities were sufficient for normal operating needs, and financing from banks was normally related to investing activities such as expansion of our manufacturing plant.

In order to maintain sufficient funds for our operations, we have postponed the payment of certain accounts payable. The payment terms of accounts payable were usually three months. We have strong long-term partnerships with key suppliers, most of them indicated they were willing to provide the company payment terms extension on the accounts payable if necessary. We believe that our cash flows should improve as we are beginning to see improvements in our net sales and have been working on decreasing our raw milk powder inventory.

The Company believes that the product recall has been substantially completed and estimates that there should be no further material cash outflow incurring other than the accrued freight charge of $85,000 at September 30, 2009.

Our cash and cash equivalent balance increased by $20.2 million to $57.9 million at September 30, 2009, as compared to $37.7 million at March 31, 2009.

Cash Flows from Operating Activities

Net cash used in operating activities was $48.6 million for the six months ended September 30, 2009, as compared to net cash used in operating activities of $11.8 million for the same period in the previous year. Net cash used in operating activities for the six months ended September 30, 2009 was mainly due to net loss of $24.1 million, non-cash items not affecting cash flows of $10.7 million and a $35.2 million decrease in working capital. The changes in working capital for the six months ended September 30, 2009 were primarily related to an $8.2 million increase in accounts receivable, $31.3 million decrease in accounts payable due to the settlement of certain accumulated overdue liabilities, $9.5 million increase in advances from customers, and $8.6 million increase in income tax receivable. In the six months ended September 30, 2009, we spent $118.3 million in purchasing raw materials and other production materials, $18.1 million in staff compensation and social welfare, $10.2 million in other taxes, $59.6 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $163.7 million from our customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $30.4 million for the six months ended September 30, 2009, as compared to $61.3 million for the same period in the previous year. Cash invested in purchases of property, plant and equipment was $3.0 million and $34.0 million for the six months ended September 30, 2009, and 2008, respectively. The decrease is mainly due to the suspension of major investing projects in the aftermath of the melamine contamination incident. We expect the suspension will slow down our expansion into the nutritional snack business which we expect to launch in 2010, but it will not materially affect our production capacity to fulfill our customers’ order requirements. Restricted cash increased by $31.6 million for the six months ended September 30, 2009, as compared to $27.2 million for the same period in the previous year due to a significant increase in our bank borrowings. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings. Proceeds from assets disposal of $5.6 million represent the first installment of consideration paid by Wondersun to acquire Baoquanling and Cow Breeding’s assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $99.1 million for the six months ended September 30, 2009, as compared to $23.8 million for the same period in the previous year. Cash provided by financing activities during the six months ended September 30, 2009 was primarily related to $251.9 million short-term loans from domestic banks in China and related parties, $7.3 million long-term loans from domestic banks in China, offset by $160.1 million repayment of short-term loans to domestic banks in China.

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

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off and subsequent loss of sales, the Company was not able to meet any of the financial covenant requirements since September 30, 2008. Further, the Company anticipates that it may have difficulty meeting these financial covenant requirements for the next several fiscal quarters. The Company has requested the lenders to waive these financial covenants for the next several fiscal quarters. The lenders have proposed waiver fee which equals to 0.75% of the aggregate principal amount outstanding and an increase in the interest rate of 200 basis points to LIBOR for deposits in U.S. dollars plus 5.5%. As of the issuance date of the unaudited condensed consolidated financial statements, the waiver has not been granted. The Company is currently in discussions with the lenders on the waiver and is unable to predict when, or if the waiver will be granted. Accordingly, the Company has reclassified the outstanding balance of $34.7 million under the loan to current liabilities since the Company considers this debt callable by the bank. The Company may also incur additional expenses in connection with the modification of loan arrangements.

In addition to the ABN Loan, as of September 30, 2009 and March 31, 2009, the Company had short-term loans from PRC banks in the amount of $271.5 million and $182.6 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at September 30, 2009 range from October 2009 to September 2010. The weighted average interest rate on short-term loans from PRC banks outstanding at September 30, 2009 and March 31, 2009 was 3.42% and 4.1%, respectively. The loans at September 30, 2009 and March 31, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $38.9 million and $34.2 million as of September 30, 2009 and March 31, 2009, respectively.  The value of land use right pledged was $4.2 million and $3.4 million as of September 30, 2009 and March 31, 2009, respectively. The value of cash pledged was $107.3 million and $66.1 million which were recorded in restricted cash as of September 30, 2009 and March 31, 2009, respectively.

As of September 30, 2009 and March 31, 2009, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $16.1 million and $8.8 million, respectively. The maturity dates of the long-term loans outstanding from PRC banks at September 30, 2009 are from March 2011 to June 2012. The weighted average interest rate of outstanding long-term loans at September 30, 2009 and March 31, 2009 were both 5.4%.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $10.7 million and $7.5 million as of September 30, 2009 and March 31, 2009 respectively. The maturity dates of the short term loans outstanding from related parties at September 30, 2009 are from October 2009 to January 2010, and are extendable under same terms upon maturity. The balance as of September 30, 2009 included a US dollar loan of $3.9 million and a RMB loan of RMB46.8 million, and the weighted average interest rate was 10.0% and 1.7% respectively. The interest rate of the US dollar loan is benched mark to that of US dollar borrowing from third parties.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular Disclosure of Contractual Obligations.” as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Expenditures

Our capital expenditures for the six months ended September 30, 2009 was $3.0 million. In order to meet our immediate working capital needs in the aftermath of the melamine contamination incident, we have temporarily postponed projects that are not urgently needed for our operations such as our baby beverage project and the furnishing of our head office building. We do not anticipate significant capital expenditure in the next several fiscal quarters. All future capital expenditure plans will be dependent upon our cash position and operating status.

Off-Balance Sheet Arrangements

We have not entered into any guarantee contract or commitments to guarantee the payment obligations of any third parties except for the guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans of $1.1 million to 104 dairy farmers in the Zhangbei area of Hebei Province in China, which was recorded as contingent liability of $0.4 million. Such loans matured on December 15, 2007 but as of September 30, 2009, none of these loans have been repaid. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant's own stock and classified in equity in the registrant's statement of financial position, and therefore excluded from the scope of ASC No. 815, Derivatives and Hedging (pre-codification reference as FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). We do not have any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

Considering the RMB balance of our cash and cash equivalents as of September 30, 2009, which amounted to $57.9 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.6 million of the balance.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal quarter ended September 30, 2009. Based upon economic conditions and leading market indicators at September 30, 2009, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

Currently, we are exposed to interest rate risk primarily associated with: the New ABN Loan, a variable-rate debt obligation based on LIBOR, with the carrying value of $35.0 million which approximates its fair value at September 30, 2009.

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

Commodities Risk

Raw milk, imported milk powder and whey protein are the principal raw materials in the Company’s business, accounting for over 70% of the Company’s cost of sales. Domestically produced milk powder and other dairy based ancillary products are also the Company’s products for commercial sales. As such, the Company is exposed to the fluctuations in the price of raw milk, milk powder and whey protein. During the past two years, the rise and fall in the prices of these commodities have significantly affected the Company’s business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of the Company’s powdered formula products. In the meantime, a significant decrease in the price of milk powder may also adversely affect the gross margin of domestically produced milk powder and other dairy based ancillary products for commercial sales.

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

 Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation and Changes in Internal Control over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, management had concluded that as of March 31, 2009, the Company’s internal control over financial reporting was effective. However, as of March 31, 2009, management concluded that we still have one significant deficiency and four deficiencies as set forth below:

Our significant deficiency related to:
	an inadequate control over cutoff of certain marketing expenses, primarily in the category of slotting fees, which could result in a material impact on our financial statements.
Our deficiencies related to:
	an incomplete stock count of inventory at certain warehouses;
	a malfunction of our anti-fraud hotline which may lead to ineffective monitoring over fraud risk;
	recording of investments outside of the months in which they occurred; and
	an inappropriate delegation of authority in the financial reporting process of certain subsidiaries.

The Company has discussed the significant deficiency and deficiencies identified above with the Audit Committee and has developed and implemented remediation plans to address these deficiencies. These plans included improving the cutoff procedures for marketing expenses despite our largely dispersed sales network, implementing stricter controls to ensure complete coverage of the inventory stock-taking process, clarifying the instructions on how to use our anti-fraud hotline, implementing controls to ensure that all investments are accurately calculated and recorded in the appropriate months, and revisiting certain job allocations to ensure proper segregation of duties.

Other than as described above, management does not believe that there have been any other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2009, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

On January 15, 2009 , a lawsuit was filed in the U.S. on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. in the U.S. District Court for the District of Maryland, alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. We filed a motion in April 2009 to dismiss the case on grounds of "Forum Non-Convenience,” failure to state a claim, and failure to join an indispensable party, and the opposition filed a Memorandum of Opposition to Motion to Dismiss on May 20, 2009. We responded to the Opposition on June 15, 2009 with an additional filing. The presiding Judge of the Court will decide, with no time limit, if the Court will take the case or render its dismissal. To date, the presiding Judge of the Court has not rendered a decision.

On March 2, 2009, a lawsuit was filed in China on behalf of 54 Chinese families alleged to be affected by melamine contamination against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Qingdao Intermediate People’s Court, seeking compensation for damages, including medical and other expenses, emotional harm and punitive damages, for an aggregate amount over US$1.0 million (RMB6.9 million). Further, on April 14, 2009, a lawsuit was filed on behalf of 73 families (including the original 54 families) against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Shandong Higher People’s Court on April 14, 2009, seeking compensation for damages of over US$1.7 million (RMB11.3 million). To date, we have not been notified by either court of acceptance of these above cases.

On July 21, 2009, one of our subsidiaries, Shengyuan Nutritional Food Co., Ltd. was notified by the municipal People’s Court in Gaomi City, Shandong province, that the Court had accepted the case of Qiu Fafu and Tai Shijuan vs. Tu Zhuang Fa Da Store and Shengyuan Nutritional Food Co., Ltd.  In that Complaint, the plaintiffs sought damages from Shengyuan Nutritional Food Co., Ltd. based upon allegations that they purchased baby formula made by Shengyuan Nutritional Food Co., Ltd. in late September 2008 that “contained melamine that seriously exceeded standards,” and that the formula caused their child to develop “multiple kidney stones resulting from baby formula drinking.”  In response to that Complaint, the Gaomi Municipal People’s Court issued a “Notice to Respond to Action,” which reflected that the “court had accepted the lawsuit by Qiu Fafu and Tai Shijuan in a product liability dispute.”  Subsequently, Shengyuan Nutritional Food Co., Ltd. observed the order of the Court and conducted preliminary discoveries for submission. On September 4, 2009, the plaintiffs applied to the Court to withdraw the complaint.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes to these risks and uncertainties during the fiscal quarter ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION
2.1
Asset Purchase Agreement dated as of September 9, 2009 among Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd., Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. and Heilongjiang Wondersun Dairy Co., Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009)

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

SYNUTRA INTERNATIONAL, INC.

Date: November 9, 2009	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer