Form 10-Q
period 2009-12-31
Synutra International, Inc.
filed 2010-02-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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
Yes ☐     No ☒

As of February 9, 2010, there were 54,000,713 shares of Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(unaudited)

	December 31, 2009	March 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$56,452	$37,736
Restricted cash	63,478	84,338
Accounts receivable, net of allowance of $1,059 and $1,452, respectively	25,810	23,826
Inventories	63,176	114,724
Due from related parties	2,516	2,463
Deferred tax assets	16,294	16,276
Income tax receivable	3,902	1,476
Receivable from assets disposal	6,980	—
Prepaid expenses and other current assets	11,438	13,436
Assets held for sale	408	—

Total current assets	250,454	294,275

Property, plant and equipment, net	110,721	144,481
Land use rights, net	6,030	6,374
Intangible assets, net	3,413	3,136
Goodwill	1,436	1,435
Deferred tax assets	18,467	18,464
Receivable from assets disposal	4,403	—
Other assets	3,357	4,406

TOTAL ASSETS	$398,281	$472,571

LIABILITIES AND EQUITY
Current Liabilities:
Short-term loans	$223,960	$224,647
Accounts payable	57,281	112,968
Due to related parties	2,675	5,172
Advances from customers	11,145	5,448
Product recall provision	—	4,547
Other current liabilities	21,577	21,925

Total current liabilities	316,638	374,707
Long-term debt	26,361	8,777
Deferred revenue	4,686	4,681
Capital lease obligations	5,377	5,254
Other long-term liabilities	1,408	1,756

Total liabilities	354,470	395,175

Equity:
Synutra International, Inc., shareholders' equity
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding at December 31, 2009 and March 31, 2009, respectively	5	5
Additional paid-in capital	76,607	76,607
Accumulated deficit	(57,367)	(23,674)
Accumulated other comprehensive income	24,046	23,921

Total Synutra common shareholders’ equity	43,291	76,859
Noncontrolling interest	520	537

Total equity	43,811	77,396

TOTAL LIABILITIES AND EQUITY	$398,281	$472,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except earnings per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$96,795	$17,658	$209,475	$239,829
Cost of sales	84,175	27,418	165,004	209,417

Gross profit (loss)	12,620	(9,760)	44,471	30,412

Selling and distribution expense	11,635	11,347	32,446	33,428
Advertising and promotion expenses	4,596	34,582	27,248	85,315
General and administrative expenses	5,466	8,197	15,016	18,917
Impairment loss	53	—	5,974	—
Other operating income, net	274	70	498	803

Loss from operations	(8,856)	(63,816)	(35,715)	(106,445)

Interest expense	1,051	1,378	6,217	2,444
Interest income	716	110	1,604	494
Other expense, net	(40)	(431)	(1,091)	(785)

Loss before income tax expense (benefit)	(9,231)	(65,515)	(41,419)	(109,180)
Income tax expense (benefit)	638	(16,147)	(7,497)	(25,778)

Net loss	(9,869)	(49,368)	(33,922)	(83,402)

Net loss attributable to the noncontrolling interest	(141)	(26)	(229)	(24)

Net loss attributable to Synutra International, Inc. common shareholders	$(9,728)	$(49,342)	$(33,693)	$(83,378)

Loss per share - basic and diluted	$(0.18)	$(0.91)	$(0.62)	$(1.54)

Weighted average common share outstanding - basic and diluted	54,001	54,001	54,001	54,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net loss	$(9,869)	$(49,368)	$(33,922)	$(83,402)
Currency translation adjustment	11	(359)	125	6,193
Total comprehensive loss	(9,858)	(49,727)	(33,797)	(77,209)
Less: Comprehensive loss attributable to noncontrolling interest	141	26	229	24
Comprehensive loss attributable to Synutra International, Inc. common shareholders	$(9,717)	$(49,701)	$(33,568)	$(77,185)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2008	54,001	$5	$76,607	$76,875	$17,772	$385	$171,644
Net loss	—	—	—	(83,378)	—	(24)	(83,402)
Currency translation adjustment	—	—	—	—	6,193	—	6,193
Other	—	—	—	—	—	113	113
Balance, December 31, 2008	54,001	$5	$76,607	$(6,503)	$23,965	$474	$94,548

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2009	54,001	$5	$76,607	$(23,674)	$23,921	$537	$77,396
Net loss	—	—	—	(33,693)	—	(229)	(33,922)
Currency translation adjustment	—	—	—	—	125	*	125
Other	—	—	—	—	—	212	212
Balance, December 31, 2009	54,001	$5	$76,607	$(57,367)	$24,046	$520	$43,811

* Less than 1.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2009	2008

Operating activities:
Net loss	$(33,922)	$(83,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	240	241
Depreciation and amortization	7,305	6,190
Bad debt expense (reversal)	(867)	541
Loss on disposal of property, plant and equipment	10	12
Impairment loss	5,974	—
Deferred income tax	(6)	66
Other compensation expense	212	113

Changes in assets and liabilities:
Accounts receivable	(741)	(9,408)
Inventories	50,271	(31,255)
Due from related parties	(97)	(4,124)
Prepaid expenses and other current assets	204	(3,508)
Accounts payable	(54,554)	58,945
Due to related parties	(2,446)	2,389
Advances from customers	5,699	12,972
Income tax receivable	(2,428)	(31,740)
Product recall provision	(4,547)	15,006
Other liabilities	454	359

Net cash used in operating activities	(29,239)	(66,603)

Investing activities:
Acquisition of property, plant and equipment	(8,206)	(38,445)
Acquisition of intangible assets	—	(2,474)
Change in restricted cash	20,991	(30,906)
Payment for business acquisition	(1,468)	(5,088)
Proceeds from assets disposal	20,201	—

Net cash provided by (used in) investing activities	31,518	(76,913)

Financing activities:
Proceeds from short-term loans	313,351	146,362
Proceeds from long-term loans	17,584	—
Repayment of short-term loans	(314,509)	(45,860)
Payment on capital lease obligations	—	(530)

Net cash provided by financing activities	16,426	99,972

Effect of exchange rate changes on cash and cash equivalents	11	1,779

Net change in cash and cash equivalents	18,716	(41,765)
Cash and cash equivalents, beginning of period	37,736	97,425

Cash and cash equivalents, end of period	$56,452	$55,660

Supplemental cash flow information:
Interest paid	$8,614	$3,002
Income tax paid	$762	$6,138

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$9,346	$12,002
Assets acquired under capital lease	$—	$5,350
Acquisition of subsidiary by accounts payable	$—	$2,400
Disposal of property by due from related parties	$—	$1,726

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

The Company produces, markets and sells nutritional products under the “Shengyuan”, or “Synutra”, name, together with other complementary brands. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products, such as adult powdered formula and prepared baby food, and certain nutritional ingredients and supplements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. Following the government announcement in mid September 2008 that formula products of the Company and 21 other manufacturers had been contaminated with melamine, the Company conducted a compulsory recall of certain lots of U-Smart products and a voluntary recall of all other products produced before September 16, 2008 at the same facilities, where the Company believed the contaminated milk supplies originated. As a direct result of the incident, the Company has experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009 and the nine months ended December 31, 2009 and, as of December 31, 2009, had a working capital deficit of approximately $66.2 million caused primarily by the subsequent loss of sales following the product recall. The occurrence of these economic events, the ensuing operating losses and the negative cash flows raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating funding alternatives including seeking refinancing of certain short-term loans from PRC banks. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as might be necessary if the Company is unable to continue as a going concern.

The unaudited condensed consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The variable interest entity and its subsidiaries have not commenced their planned operations as of December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification did not change GAAP, but organized it into an online research system sorted by individual accounting topics, which are further divided into subtopics. The FASB now issues new standards in the form of Accounting Standards Updates. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value”. ASU 2009-05 amends ASC 820-10, “Fair Value Measurements and Disclosures— Overall”, for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (2) another valuation technique that is consistent with the principles of Topic 820. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at measurement date and that the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The provisions of ASU 2009-05 are effective for the first reporting period (including interim periods) beginning after issuance. Early application is permitted. The adoption of the ASU did not have a material impact on the Company’s financial statements.

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Codification (ASC) No. 810-10, "Consolidation – Overall (previously Statement of Financial Accounting Standards (“SFAS”) No. 167, "Amendments to FASB Interpretation No. 46(R)"). ASC No.810-10 amends FIN 46(R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS No. 167 is effective for the Company April 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures about Fair Value Measurements”. The ASU amends ASC 820 (formerly SFAS 157) to add new requirements for disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The guidance in the ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

5.	PRODUCT RECALL

On September 16, 2008, the Company announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. In the nine months ended December 31, 2009, the Company reversed recall expenses of $0.9 million, mostly being overestimated product replacement costs. The Company believes that the product recall has been substantially completed as of December 31, 2009 and estimates that there should be no further material product recall costs incurred. The following is a summary of the liabilities related to the product recall that were recorded during the fiscal year ended March 31, 2009 and nine months ended December 31, 2009:

(In thousands)
Balance at April 1, 2008	$—
Product recall expenses	53,038
Replacement of products	(44,002)
Payment of cash, net	(4,395)
Foreign currency translation	(94)
Balance at March 31, 2009	4,547
Product recall expenses (reversal)	(886)
Replacement of products	(3,421)
Payment of cash, net	(243)
Foreign currency translation	3
Balance at December 31, 2009	$—

6.	IMPAIRMENT LOSS

On September 9, 2009, two subsidiaries of Synutra International, Inc., Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd. (“Baoquanling”) and Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. (“Cow Breeding”) entered into an asset purchase agreement (the “Agreement”) with Heilongjiang Wondersun Dairy Co., Ltd. (“Wondersun”), to sell three dairy farms and two milk processing factories in China for approximately $28.9 million, plus reimbursement for certain qualified construction in progress assets acquired subsequent to the valuation date. The assets were classified as held for sale assets on September 9, 2009 and were written down to the fair value less estimated cost to sell. No depreciation or amortization was recorded after September 9, 2009. The previous operating results of these assets was not reported as discontinued operation, as the assets group is part of a larger cash-flow-generating group, and on its own is not a component of the entity, and therefore the conditions in paragraph 205-20-45-1, Reporting Discontinued Operations, for reporting in discontinued operations the operations (losses) of the assets group would not be met. After the melamine contamination incident, the Company began to use imported milk powder in the powdered formula products and decreased the consumption of domestically produced milk powder, hence the Company decided to sell the Baoquanling and Cow Breeding’s assets. As of December 31, 2009, the Company has transferred majority of the assets group to Wondersun and the transaction is expected to be completed in early 2010. The estimated impairment loss on the assets group for the three and nine months ended December 31, 2009 was $53,000 and $6.0 million, respectively.

7.	FAIR VALUE MEASUREMENTS

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at December 31, 2009 and March 31, 2009 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate which reflects the current market yield level for comparable loans.

On April 1, 2008, the Company adopted ASC No.820, Fair Value Measurements and Disclosures, which was not delayed by ASC No. 820-10-65-1, Transition related to FASB Staff Position Financial Accounting Standards (“FAS”) 157-2, Effective Date of FASB statement No. 157 (pre-codification reference as FASB Staff Position FAS 157-2). ASC 820-10-65-1 delays the effective date of ASC No.820 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, ASC No.820 was applied to the Company’s non-financial assets and liabilities effective on April 1, 2009. ASC No.820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). ASC No.820 also establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the ASC No.820 fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of December 31, 2009. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2009 and December 31, 2009.

Description	For the nine months ended December 31,2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
	(In thousands)
Assets held for sale	$30,131	—	$30,131	—	$5,974

In accordance with the provisions of ASC No.360, Property, Plant and Equipment, assets held for sale with a carrying amount of $35.1 million were written down to their fair value of $30.1 million, less cost to sell of $1.0 million, resulting in a loss of $6.0 million, which was included in impairment loss for the nine months ended December 31, 2009. The fair value of the assets held for sale was determined by executed transaction price with a third party.  The Company has categorized this as a significant other observable input (level 2).

8.	INVENTORIES

The Company’s inventories at December 31, 2009 and March 31, 2009 are summarized as follows:

	December 31, 2009	March 31, 2009
	(In thousands)
Raw materials	$45,203	$96,361
Work-in-progress	14,470	11,739
Finished goods	3,503	6,624

Total Inventories	$63,176	$114,724

The value of goods-in-transit included in raw materials was $8.0 million and $43.5 million as of December 31, 2009 and March 31, 2009, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

9.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS
A.	Classification of related party balances by name
a.	Due from related parties

	December 31, 2009	March 31, 2009
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,728	$1,726
Beijing Honnete Dairy Co., Ltd.	754	737
St. Angel (Beijing) Business Service Co., Ltd.	34	—

Total Due from Related Parties	$2,516	$2,463

In June 2008, the Company sold two commercial buildings, one of which was classified as assets held for sale as of March 31, 2008, to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company’s CEO, at the carrying value of $1.7 million. The amount represents the balance due from Sheng Zhi Da Dairy Group Corporation as of December 31, 2009 and March 31, 2009.

b.	Due to related parties

	December 31, 2009	March 31, 2009
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$2,101	$2,113
Beijing Honnete Dairy Co., Ltd.	568	3,057
Beijing St. Angel Cultural Communication Co., Ltd.	6	—
St. Angel (Beijing) Business Service Co., Ltd.	—	2

Total Due to Related Parties	$2,675	$5,172

The Company had certain related party borrowings which were recorded in short-term loan. See Note 11. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the three and nine months ended December 31, 2009, the Company’s sales to the related parties were whey protein to Beijing Honnete Dairy Co., Ltd., or Honnete, industrial milk powder to Beijing Kelqin Dairy Co., Ltd. and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd., or St. Angel. In the three and nine months ended December 31, 2008, the Company’s sales to the related parties included whey protein to Honnete.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$1,770	$815	$6,048	$815
Beijing Kelqin Dairy Co., Ltd	—	—	31	—
St. Angel (Beijing) Business Service Co., Ltd.	76	—	76	—

Total	$1,846	$815	$6,155	$815

C.	Purchases from related parties

In the three and nine months ended December 31, 2009, the Company’s purchases from related parties were whey protein powders from Honnete. In the three and nine months ended December 31, 2008, the Company’s purchases from related parties included whey protein powders from Honnete, catalogues, brochures, and marketing materials from St. Angel, and advertising service from Beijing St. Angel Cultural Communication Co., Ltd.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$98	$459	$98	$8,459
St. Angel (Beijing) Business Service Co., Ltd.	—	—	—	1,639
Beijing St. Angel Cultural Communication Co., Ltd.	—	—	—	154

Total	$98	$459	$98	$10,252

10.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2009	March 31, 2009
	(In thousands)
Property, plant and equipment, cost:
Buildings	$48,658	$51,693
Plant and machinery	62,852	65,020
Office equipment and furnishings	3,248	3,076
Motor vehicles	2,573	2,963
Others	392	543

Total cost	$117,723	$123,295

Less: Accumulated depreciation:
Buildings	5,654	4,472
Plant and machinery	15,485	11,804
Office equipment and furnishings	1,501	1,183
Motor vehicles	997	885
Others	322	273

Total accumulated depreciation	23,959	18,617

Construction in progress	16,957	39,803

Property, plant and equipment, net	$110,721	$144,481

Construction in progress primarily represents the construction of manufacturing facilities and related equipment.

The Company recorded depreciation expense of $2.2 million and $2.0 million for the three months ended December 31, 2009 and 2008, respectively, and recorded depreciation expense of $7.1 million and $5.3 million for the nine months ended December 31, 2009 and 2008, respectively.

11.	DEBT

On October 11, 2007, ABN AMRO Bank, N.V. (“ABN”) and another lender provided a three year term loan, or the New ABN Loan, to the Company in the aggregate amount of $35.0 million. The principal amount, and any unpaid accrued interest on the New ABN Loan, will be due on October 12, 2010 and may be prepaid without penalty. The proceeds of the New ABN Loan were used to pay the outstanding principal and accrued interest of a nine-month term loan provided to the Company by ABN on April 19, 2007, or the Original ABN Loan. The New ABN Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock of Synutra Illinois.

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off and subsequent loss of sales, the Company has not been able to meet two of the financial covenants since September 30, 2008 and all four financial covenants since December 31, 2008. The Company has requested the lenders to waive these breaches and to reset the financial covenants for the next few quarters, and had placed $5.0 million in cash deposit with ABN by December 31, 2009.  On February 5, 2010, the Company and the lenders signed a term sheet pursuant to which the lenders agreed to waive and release prior claims against the Company and prior breaches of the loan covenants covered in the period from September 2008 to December 2009. In addition, both parties agreed on certain proposed changes to the loan terms, which include: payment of a one-off waiver fee by the Company equal to 0.5% of the aggregate principal amount outstanding; an increase in the interest rate from LIBOR plus 3.5% to LIBOR plus 4.5% effective from the date on which the amended loan agreement is to be signed; placement of additional cash deposits under certain circumstances to increase the cash deposit to an aggregate amount not in excess of $10.0 million; and reset of the financial covenants to only one covenant measured against a minimum Earnings Before Internet, Taxes, Depreciation and Amortization (“EBITDA”) to be tested quarterly beginning with the quarter ended December 31, 2009. The Company has performed an analysis on the EBITDA and confirmed that the financial covenant was satisfied as of December 31, 2009.

In addition to the ABN Loan, as of December 31, 2009 and March 31, 2009, the Company had short-term loans from PRC banks in the amount of $185.4 million and $182.6 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at December 31, 2009 range from January 2010 to December 2010. As of the date of filing of this 10-Q, all outstanding short-term loans from local banks that have become due have been repaid. The weighted average interest rate on short-term loans from PRC banks outstanding at December 31, 2009 and March 31, 2009 was 3.7% and 4.1%, respectively. The loans at December 31, 2009 and March 31, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $31.7 million and $34.2 million as of December 31, 2009 and March 31, 2009, respectively.  The value of land use right pledged was both $3.4 million as of December 31, 2009 and March 31, 2009, respectively. The value of cash pledged was $47.7 million and $66.1 million which were recorded in restricted cash as of December 31, 2009 and March 31, 2009, respectively.

As of December 31, 2009 and March 31, 2009, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $26.4 million and $8.8 million, respectively. The maturity dates of the long-term loans outstanding from PRC banks at December 31, 2009 are from March 2011 to June 2012. The weighted average interest rate of outstanding long-term loans at December 31, 2009 and March 31, 2009 was 5.2% and 5.4%, respectively.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $3.9 million and $7.5 million as of December 31, 2009 and March 31, 2009, respectively. The maturity dates of the short term loans outstanding from related parties at December 31, 2009 are from January 2010 to November 2010, and are extendable on the same terms upon maturity. The weighted average interest rate of outstanding short term loans from related parties at December 31, 2009 and March 31, 2009 was 10.0% and 7.8%, respectively.

12.	INCOME TAX

The effective tax rate is based on expected income, statutory tax rates and incentives available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the ASC No. 740-270, “Income tax – Interim reporting” (previously FIN 18, " Accounting for Income Taxes in Interim Period "). As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.

13.	LOSS PER SHARE

For purposes of calculating basic and diluted loss per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net loss attributable to Synutra International, Inc.	$(9,728)	$(49,342)	$(33,693)	$(83,378)

Basic and diluted weighted average common shares outstanding	54,001	54,001	54,001	54,001

Loss per share – basic and diluted	$(0.18)	$(0.91)	$(0.62)	$(1.54)

 The warrants to purchase 400,000 shares of common stock granted to ABN in connection with the Original ABN Loan were excluded from the computation of diluted loss per share for all periods presented as they would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$40,082	$12,384	$124,583	$215,613
Baby food	65	—	676	—
Nutritional ingredients and supplements	114	—	630	—
All other	56,534	5,274	83,586	24,216

Net sales	$96,795	$17,658	$209,475	$239,829

INTERSEGMENT SALES
Powdered formula	$1	$—	$6	$—
Baby food	62	—	446	—
Nutritional ingredients and supplements	2,850	504	6,213	504
All other	409	—	1,463	—

Intersegment sales	$3,322	$504	$8,128	$504

GROSS PROFIT (LOSS)
Powdered formula	$16,664	$(11,429)	$58,134	$26,726
Baby food	(15)	—	162	—
Nutritional ingredients and supplements	(227)	—	(1,106)	—
All other	(3,802)	1,669	(12,719)	3,686

Gross profit (loss)	12,620	(9,760)	44,471	30,412

Selling and distribution expenses	11,635	11,347	32,446	33,428
Advertising and promotion expenses	4,596	34,582	27,248	85,315
General and administrative expenses	5,466	8,197	15,016	18,917
Impairment loss	53	—	5,974	—
Other operating income, net	274	70	498	803

Loss from operations	(8,856)	(63,816)	(35,715)	(106,445)
Interest expense	1,051	1,378	6,217	2,444
Interest income	716	110	1,604	494
Other expense, net	(40)	(431)	(1,091)	(785)

Loss before income tax benefit	$(9,231)	$(65,515)	$(41,419)	$(109,180)

	December 31, 2009	March 31, 2009
	(In thousands)
TOTAL ASSETS
Powdered formula	$374,535	$443,946
Baby food	35,184	30,291
Nutritional ingredients and supplements	39,076	49,611
All other	114,325	115,923
Intersegment elimination	(164,839)	(167,200)

Total	$398,281	$472,571

15.	CONTINGENCIES

As of December 31, 2009, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

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

On March 2, 2009, a lawsuit was filed in China on behalf of 54 Chinese families alleged to be affected by melamine contamination against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Qingdao Intermediate People’s Court, seeking compensation for damages, including medical and other expenses, emotional harm and punitive damages, for an aggregate amount over US$1.0 million (RMB6.9 million). Further, on April 14, 2009, a lawsuit was filed on behalf of 73 families (including the original 54 families) against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Shandong Higher People’s Court seeking compensation for damages of over US$1.7 million (RMB11.3 million). To date, we have not been notified by either court of acceptance of these above cases.

16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events, as defined by ASC No. 855, Subsequent Events, through the date that the unaudited condensed consolidated financial statements were issued on February 9, 2010. Except for the modification of the terms of the ABN loan discussed in Note 11, there was no other material event to be reported.

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

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. The factors described in the Company’s Annual Report on Form 10-K under Part I. Item 1A. Risk Factors and below in Part II. Other Information – Item 1A. Risk Factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission, or SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

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

OVERVIEW

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan,” or “Synutra,” name, together with other complementary brands. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of December 31, 2009, this network comprised over 540 distributors and over 1,000 sub-distributors who sell our products in over 67,000 retail outlets.

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

Other business includes non-core businesses such as toll packaging, toll drying service and sales of ingredients and materials to industrial customers. The major portion of other business for the fiscal quarter ended December 31, 2009 was sales of surplus industrial milk powder.

On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to recent illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. In the nine months ended December 31, 2009, the Company reversed recall expense of $0.9 million, mostly being overestimated product replacement cost. The Company believes that the product recall has been substantially completed and estimates that there should be no further material product recall costs incurred. We believe that our fast response to the melamine crisis, as well as recall efforts, including instituting a voluntary recall were well recognized by the public and helped us to maintain our reputation, brand recognition and relationships with our distributors and suppliers.

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

Our net sales for the nine months ended December 31, 2009 decreased by 12.6% to $209.5 million from $239.8 million for the same period in the previous year. Our gross profit for the nine months ended December 31, 2009 increased by 46.4% to $44.5 million from $30.4 million for the same period in the previous year. Our net loss attributable to Synutra International, Inc. common shareholders for the nine months ended December 31, 2009 was $33.7 million, as compared to net loss attributable to Synutra International, Inc. common shareholders of $83.4 million for the same period in the previous year.

The decrease in the Company’s net sales reflected in part the lingering impact of the product recall carried out in late 2008, as well as a greater proportion of rebates to distributors and the additional product discounts we provided to distributors beginning August 2009 to compensate distributors as they were carrying out certain product promotion activities that were previously handled by the Company.  However, there have been strong signs of recovery in end-market sales. According to data released by the Ministry of Commerce’s Commercial Information Center (CIC), the Company’s market share has stabilized at approximately 7.0% for the fiscal quarter ended December 31, 2009, representing a significant increase from the 3.4% as reported in October 2008, the month immediately following the melamine contamination incident. In addition, the Company’s powdered formula segment recorded a gross margin of $16.7million, or 41.6% from net sales of $40.1 million for the fiscal quarter ended December 31, 2009, representing a significant improvement from fiscal quarters that immediately followed the product recall. The improvement was driven primarily through sales of the Company’s premium line of Super series infant formula products. The sales of Super series infant formula accounted for about 59.6% of the volume of sales and 70.9% of the net sales for the segment for the fiscal quarter ended December 31, 2009. The Company believes that the improvement in sales of its Super series infant formula has led the segment in market recovery and helped to stabilize the Company’s market position. The Company also believes that Super’s success has laid a solid foundation for its future growth.

Though powdered formula sales have improved since the quarter ended December 31, 2008 that immediately followed the recall, the Company has not yet recovered its pre-recall market share of approximately 10.5% in August 2008, according to CIC.  In order to regain its market leadership, the Company has focused on fundamental approaches to procure new customers through its integrated marketing platform, capitalizing on database resources built with a nationwide deployed team of more than 500 nutrition education specialists who work directly with medical and healthcare professionals at maternity wards or clinics throughout the country.  The Company also made sales and distribution system adjustments including a new control and monitoring mechanism aimed at improving sales efficiency and managing the effectiveness of our distribution channels which comprise of more than 540 distributors across the market. The Company believes that these initiatives are generating favorable results as reflected in the improved market share data for the fiscal quarter ended December 31, 2009 compared to the fiscal quarter ended December 31, 2008. As the Company’s operations gradually return to its normal condition, the Company expects that its operating results would improve significantly.

On September 9, 2009, two subsidiaries of Synutra International, Inc., Baoquanling and Cow Breeding, entered into an asset purchase agreement (the “Agreement”) with Wondersun, to sell three dairy farms and two milk processing factories in China for approximately $28.9 million plus reimbursement for certain qualified construction in progress assets acquired subsequent to the valuation date. The assets were classified as held for sale assets and were written down to the fair value less estimated cost to sell. No depreciation or amortization was recorded after September 9, 2009. The past operating results of these assets was not reported as discontinued operation, as the assets group is part of a larger cash-flow-generating group, and on its own is not a component of the entity, and therefore the conditions in paragraph 205-20-45-1, Reporting Discontinued Operations, for reporting in discontinued operations the operations (losses) of the assets group would not be met. After the melamine contamination incident, the Company began to use imported milk powder in the powdered formula products and decreased the consumption of domestically produced milk powder. In light of the decrease in demand for domestically produced milk powder as well as increasing competition from other domestic raw milk suppliers, the Company decided to sell Baoquanling and Cow Breeding’s assets. As of December 31, 2009, the Company has transferred majority of the assets group to Wondersun and the transaction is expected to be completed in early 2010. The estimated impairment loss on the assets group during the nine months ended December 31, 2009 was $6.0 million. The Company believes the sales of these facilities will streamline the Company’s operations and benefit the Company’s long-term operating efficiency.

Since the melamine contamination incident, we switched to imported milk powder for the production of our Super, U-Smart and Helanruniu series of products. In the meantime, our domestic production facilities continue to purchase raw milk locally to produce milk powder for commercial resale and for our Mingshan series of products. We intend to continue relying on imported milk powder for use in our Super, U-Smart and Helanruniu series of products in the foreseeable future. Due to the subsequent decline in the consumption of dairy based products in the PRC as a result of the melamine contamination incident and the significant increase in milk powder imports, there has been a nationwide inventory build-up of domestically produced milk powder in the PRC. Such inventory build-up has caused a decline in milk powder prices and has resulted in us taking a write-down of our inventory of industrial milk powder of $4.9 million and $8.2 million for the three and nine months ended December 31, 2009, respectively. Currently milk powder, whether imported or domestically produced, accounts for approximately 53% of our raw materials inventory. We managed to reduce our overall inventory level by selling down significant portion of domestically produced raw milk powder at a loss for the quarter ended December 31, 2009 , and resulting in a corresponding increase in our cost of goods sold of our “Other” business for the period. We also sold some surplus imported milk powder. Sales of these surplus milk powder generated immediate cash flow, which was important to our operations. As of December 31, 2009, our inventory has decreased from $114.7 million as of March 31, 2009 to $63.2 million, which management believes is optimal for our normal operating needs and close to the pre-recall inventory level.

The Company’s main operations are located in mainland China. Nevertheless, the current global economic disruption in the overall economy and financial markets could lead to reduced consumer confidence in the economy and consumer spending, which could negatively affect our financial position and results of operations. See “Part I - Item 1A. Risk Factors - The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations and may limit our access to additional financing” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of December 31, 2009, which was RMB6.8282 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On February 9, 2010, the mid rate was RMB6.8271 to $1.00.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2009 and 2008

Net Sales

Net sales for the fiscal quarter ended December 31, 2009 increased by 446.9% to $96.8 million from $17.7 million for the same period in the previous year. This increase in net sales was mainly due to the recovery of our business from the melamine contamination incident, and an increase in sales of surplus industrial milk powder in this period.

Powdered formula segment

Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names, accounted for 41.4% of our total sales for the fiscal quarter ended December 31, 2009. Net sales of our powdered formula products for the fiscal quarter ended December 31, 2009 increased by 223.4% to $40.1 million from $12.4 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products increased by 209.5% to 5,714 tons for the fiscal quarter ended December 31, 2009 from 1,855 tons for the same period in the previous year, due primarily to us regaining some market share following the melamine contamination incident.

•
The average selling price of our powdered formula products for the fiscal quarter ended December 31, 2009 increased by 5.1% to $7,015 per ton from $6,677 per ton for the same period in the previous year. Although the average selling price has improved compared to the prior fiscal quarter, it has yet to recover to the pre-melamine incident level. While our quoted product prices have not changed significantly since August 2008 and our revenue mix is shifting to higher-priced products, our average selling price has remained below pre-recall level, because management believes more aggressive rebates and discounts to distributors, which are recorded as a reduction to our net sales, are important incentives to motivate our sales and distribution networks in regaining market share. As the company continues to recover from the melamine incident, we expect the average selling price will gradually return to the pre-recall level.

Baby food segment

Net sales of prepared baby food business for the fiscal quarter ended December 31, 2009 was $65,000, representing sales of prepared baby food, such as cooked meat and vegetables. This is a new product line. We are introducing it to the market and there were no sales of this line of products before March 2009.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal quarter ended December 31, 2009 was $114,000, representing chondroitin sulfate sold to third parties. We did not have any external sales in the fiscal quarter ended December 31, 2008.

Other

Other sales for the fiscal quarter ended December 31, 2009 was $56.5 million, which mainly included sales of surplus milk powder to industrial customers of $53.4 million, as compared to $5.3 million for the same period in the previous year.

Cost of Sales

Cost of sales for the fiscal quarter ended December 31, 2009 increased by 207.3% to $84.2 million from $27.4 million for the same period in the previous year. The increase in the cost of sales is mainly due to recovery of our business from the melamine contamination incident, and increase in sale of surplus industrial milk powder in this period.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal quarter ended December 31, 2009 decreased by 1.7% to $23.4 million from $23.8 million for the same period in the previous year. The slight decrease in the cost of sales is due primarily to the cost of free products offered to our customers in order to recover our lost market share and additional product recall expenses in the prior period and partially offset by an increase in sales volume in this period. In order to restock the shelf spaces that were vacant after the melamine incident, we sold a large volume of products, including Super, U-Smart and Mingshan, to our distributors in the fiscal quarter ended December 31, 2008, and part of them remained unsold on the shelves until recently. In this fiscal quarter, we replaced these slow-moving products with newly produced ones, and the estimated cost of this replacement was $3.4 million for the fiscal quarter ended December 31, 2009.

Baby food segment

Cost of sales of prepared baby food business for the fiscal quarter ended December 31, 2009 was $80,000, representing cost of sales of prepared baby food, such as cooked meat and vegetables. This is a new product line. We are introducing it to the market and there were no sales of this line of products before March 2009.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements segment for the fiscal quarter ended December 31, 2009 was $342,000, representing chondroitin sulfate sold to third parties. We did not have any external cost of sales in the fiscal quarter ended December 31, 2008.

Other

Other cost of sales for the fiscal quarter ended December 31, 2009 was $60.3 million, which mainly included the cost of sales of surplus milk powder to industrial customers of $50.3 million and write-down of industrial milk powder of $4.9 million due to a decline in selling price as a result of lower-priced domestically produced milk powder, as compared to $3.6 million for the same period in the previous year.

Gross Profit (loss) and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended December 31, 2009 was $12.6 million, as compared to gross loss of $9.8 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended December 31, 2009 was $16.7 million, as compared to gross loss of $11.4 million for the same period in the previous year, primarily due to the recovery of sales after the melamine incident. Gross loss for our baby food segment for the fiscal quarter ended December 31, 2009 was $15,000. Gross loss for our nutritional ingredients and supplements segment for the fiscal quarter ended December 31, 2009 was $227,000, as the business was still in its early stage and we were in the process of developing a new sales channel. Gross loss for other business for the fiscal quarter ended December 31, 2009 was $3.8 million, primarily due to the write-down of domestically produced milk powder in inventory. In order to improve our working capital situation, we sold part of milk powder which was surplus to our own requirement for the fiscal quarter ended December 31, 2009.

Our overall gross margin was 13.0% for the fiscal quarter ended December 31, 2009, as compared to negative margin of 55.3% for the same period in the previous year. Our gross margin for powdered formula products was 41.6% for the fiscal quarter ended December 31, 2009, representing a significant increase as compared to negative margin of 92.3% for the same period in the previous year. Gross margin for baby food segment for the fiscal quarter ended December 31, 2009 was negative 22.4%. Gross margin for nutritional ingredients and supplements segment for the fiscal quarter ended December 31, 2009 was negative 199.1%. Gross margin for other business for the fiscal quarter ended December 31, 2009 was negative 6.7%.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended December 31, 2009 increased by 2.5% to $11.6 million from $11.3 million for the same period in the previous year. This increase was the combined result of an increase in compensation expenses for our sales force, partially offset by a decrease in sales administration expense, such as entertainment expense and meeting expenses, due to tightened budgetary control. Total compensation for our sales force for the fiscal quarter ended December 31, 2009 increased by 19.1% to $6.7 million from $5.6 million for the same period in the previous year, due to a pay rise of sales staff in the fiscal quarter ended June 30, 2009 and an increase in the number of sales staff to 2,939 as of December 31, 2009 from 2,916 as of December 31, 2008.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended December 31, 2009 decreased by 86.7% to $4.6 million from $34.6 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended December 31, 2009, which accounted for 24.6% of total advertising and promotion expenses, decreased by 92.2% to $1.1 million from $14.5 million for the same period in the previous year. Promotion expenses for the fiscal quarter ended December 31, 2009, which accounted for 75.4% of total advertising and promotion expenses, decreased by 82.7% to $3.5 million from $20.0 million for the same period in the previous year, as certain field promotions were carried out directly by distributors in exchange for us providing such distributors with an increase in product discount which was recorded as a reduction to net sales. The significant decrease in Advertising and Promotion Expenses for the three months ended December 31 2009 reflected a redeployment of resources to support increased activities on the consumer-end and beyond the distribution channels by our field promoters in the communities and our nutrition education professionals at the medical and healthcare facilities.  Following aggressive advertising and promotional campaigns in the fiscal quarter ended March 31, 2009 to regain market share in the immediate aftermath of the melamine contamination incident, we have refocused our efforts in the subsequent quarters to achieve effective market pull-through with new customers and to improve brand loyalty.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended December 31, 2009 decreased by 32.8% to $5.5 million from $8.2 million for the same period in the previous year. The decrease in general and administrative expenses was primarily due to a net contribution of $2.3 million made to the compensation fund set up by China Dairy Industry Association for the settlement of existing and potential claims in China from families of infants affected by melamine contamination in the prior period.

 Impairment Loss

We recorded impairment loss of $53,000 for the fiscal quarter ended December 31, 2009, which relates to the Baoquanling disposal. We do not intend to dispose any other major assets.

Other Operating Income, Net

Other operating income for the fiscal quarter ended December 31, 2009 was $274,000, as compared to $70,000 for the same period in the previous year.

Interest Expense

Interest expense for the fiscal quarter ended December 31, 2009 decreased to $1.1 million from $1.4 million for the same period in the previous year, due primarily to the revised terms for the loan agreement with ABN under the term sheet being more favorable than we expected, which caused us to revise our previous estimation of interest expense for the current period.

Interest Income

Interest income for the fiscal quarter ended December 31, 2009 increased to $716,000 from $110,000 for the same period in the previous year, due primarily to the increased cash deposit pledged for short-term loans, which had a higher interest rate than cash equivalents.

Income Tax Expense (Benefit)

Due to the decrease in estimated effective tax rate in this fiscal quarter, we recorded an income tax expense of $638,000 for the fiscal quarter ended December 31, 2009, as compared to an income tax benefit of $16.1 million for the fiscal quarter ended December 31, 2008.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal quarter ended December 31, 2009 was $9.7 million, as compared to net loss of $49.3 million for the same period in the previous year.

Nine months ended December 31, 2009 and 2008

Net Sales

Net sales for the nine months ended December 31, 2009 decreased by 12.6% to $209.5 million from $239.8 million for the same period in the previous year. This decrease in net sales was mainly due to the loss of market share caused by the melamine contamination incident, partially offset by an increase in the sales of surplus industrial milk powder.

Powdered formula segment

Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names, accounted for 59.5% of our total sales for the nine months ended December 31, 2009. Net sales of our powdered formula products for the nine months ended December 31, 2009 decreased by 42.2% to $124.6 million from $215.6 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 31.1% to 16,340 tons for the nine months ended December 31, 2009 from 23,719 tons for the same period in the previous year, due primarily to a slow-down in sales activities following the melamine contamination incident.

•
The average selling price of our powdered formula products for the nine months ended December 31, 2009 decreased by 16.1% to $7,624 per ton from $9,090 per ton for the same period in the previous year. In addition, the average selling price has yet to recover to the pre-melamine incident level. While our quoted product prices have not changed significantly since August 2008 and our revenue mix is shifting to higher-priced products, our average selling price has remained below pre-recall level, because management believes more aggressive rebates and discounts to distributors, which are recorded as a reduction to our net sales, are important incentives to motivate our sales and distribution networks in regaining market share. As the company continues to recover from the melamine incident, we expect the average selling price will gradually return to the pre-recall level.

Baby food segment

Net sales of prepared baby food segment for the nine months ended December 31, 2009 was $677,000, representing sales of prepared baby food, such as cooked meat and vegetables. This is a new product line. We are introducing it to the market and there were no sales of this line of products before March 2009.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the nine months ended December 31, 2009 was $630,000, representing chondroitin sulfate sold to third parties. We did not have any external net sales in the nine months ended December 31, 2008.

Other

Other sales for the nine months ended September 20, 2009 was $83.6 million, which mainly included sales of surplus milk powder to industrial customers of $71.8 million, as compared to $24.2 million for the same period in the previous year.

Cost of Sales

Cost of sales for the nine months ended December 31, 2009 decreased by 21.2% to $165.0 million from $209.4 million for the same period in the previous year. The decrease in the cost of sales is due primarily to a decrease in the sales volume of our powdered formula products in the nine months ended December 31, 2009, and the product recall cost which was recorded in the nine months ended December 31, 2008, and partially offset by an increase in cost of sales of surplus industrial milk powder in the nine months ended December 31, 2009.

Powdered formula segment

Cost of sales for the powdered formula products for the nine months ended December 31, 2009 decreased by 64.8% to $66.4 million from $188.9 million for the same period in the previous year. The decrease in the cost of sales is due primarily to the decrease in the sales volume of our powdered formula products for the nine months ended December 31, 2009 due to the melamine incident, and the significant product recall cost recorded in the nine months ended December 31, 2008. In order to restock the shelf spaces that were vacant after the melamine incident, we sold a large volume of products, including Super, U-Smart and Mingshan, to our distributors in the fiscal quarter ended December 31, 2008, and part of them remained unsold on the shelves until recently. In this fiscal quarter, we replaced these slow moving products with newly produced ones, and the estimated cost of this replacement was $3.4 million for the nine months ended December 31, 2009.

Baby food segment

Cost of sales of baby food segment for the nine months ended December 31, 2009 was $514,000, representing cost of sales of prepared baby food, such as cooked meat and vegetables. This is a new product line. We are introducing it to the market and there were no sales of this line of products before March 2009.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements segment for the nine months ended December 31, 2009 was $1.7 million, representing chondroitin sulfate sold to third parties. We did not have any external cost of sales in the nine months ended December 31, 2008.

Other

Other cost of sales for the nine months ended December 31, 2009 was $96.3 million, which mainly included the cost of sales of surplus milk powder of $74.5 million and write-down of industrial milk powder of $8.2 million due to a decline in selling price as a result of lower-priced domestically produced milk powder, as compared to $20.5 million for the same period in the previous year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the nine months ended December 31, 2009 increased by 46.4% to $44.5 million from $30.4 million for the same period in the previous year. Gross profit for our powdered formula products for the nine months ended December 31, 2009 increased 117.6% to $58.1 million from $26.7 million for the same period in the previous year. Gross profit for our baby food segment for the nine months ended December 31, 2009 was $162,000. Gross loss for our nutritional ingredients and supplements segment for the nine months ended December 31, 2009 was $1.1 million, as the business was still at its early stage and we were in the process of developing a new sales channel. Gross loss for other business for the fiscal quarter ended December 31, 2009 was $12.7 million, primarily due to the loss from sales of domestically produced milk powder and write-down of domestically produced milk powder in inventory. In order to improve our working capital situation, we sold part of milk powder which was surplus to our own requirement for the nine months ended December 31, 2009.

Our overall gross margin was 21.2% for the nine months ended December 31, 2009, as compared to 12.7% for the same period in the previous year. Our gross margin for powdered formula products was 46.7% for the nine months ended December 31, 2009, as compared to 12.4% for the same period in the previous year. Our gross margin for baby food segment for the nine months ended December 31, 2009 was 24.0%. Gross margin for nutritional ingredients and supplements segment for the nine months ended December 31, 2009 was negative 175.8%. Gross margin for other business for the fiscal quarter ended December 31, 2009 was negative 15.2%.

Selling and Distribution Expenses

Selling and distribution expenses for the nine months ended December 31, 2009 decreased by 2.9% to $32.4 million from $33.4 million for the same period in the previous year. This decrease was a combined result of a decrease in freight charges and sales administration expense due to tightened budgetary control, partially offset by an increase in compensation expenses for our sales force. Total compensation for our sales force for the nine months ended December 31, 2009 increased by 20.0 % to $18.6 million from $15.5 million for the same period in the previous year, due to a pay rise of sales staff in the fiscal quarter ended June 30, 2009 and an increase in the number of sales staff to 2,939 as of December 31, 2009 from 2,916 as of December 31, 2008. Freight charges for the nine months ended December 31, 2009 decreased by 43.2% to $3.4 million from $5.9 million for the same period in the previous year, due primarily to the freight charges accrual for product recall in the fiscal quarter ended December 31, 2008.

Advertising and Promotion Expenses

Advertising and promotion expenses for the nine months ended December 31, 2009 decreased by 68.1% to $27.2 million from $85.3 million for the same period in the previous year. Advertising expenses for the nine months ended December 31, 2009, which accounted for 49.0% of total advertising and promotion expenses, decreased by 71.0% to $13.4 million from $46.0 million for the same period in the previous year. Promotion expenses for the nine months ended December 31, 2009, which accounted for 51.0% of total advertising and promotion expenses, decreased by 64.7% to $13.9 million from $39.3 million for the same period in the previous year, as certain promotions were carried out directly by distributors in exchange for us providing such distributors with increase in product discount which was recorded as reduction to net sales. The significant decrease in Advertising and Promotion Expenses for the nine months ended December 31 2009 reflected a redeployment of resources to support increased activities on the consumer-end and beyond the distribution channels by our field promoters in the communities and our nutrition education professionals at the medical and healthcare facilities.  Following aggressive advertising and promotional campaigns in the fiscal quarter ended March 31, 2009 to regain market share in the immediate aftermath of the melamine contamination incident, we have refocused our efforts in the subsequent quarters to achieve effective market pull-through with new customers and to improve brand loyalty.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2009 decreased by 20.6% to $15.1 million from $18.9 million for the same period in the previous year. The decrease in general and administrative expenses was primarily due to a decrease of $2.1 million in legal and professional fees incurred for the terminated follow-on offering in the fiscal quarter ended September 30, 2008.

Impairment Loss

We recorded impairment loss of $6.0 million for the nine months ended December 31, 2009, which represented the difference between the estimated fair value and carrying value of the assets to be sold by our subsidiaries, Baoquanling and Cow Breeding. We do not intend to dispose any other major assets.

Other Operating Income, Net

Other operating income for the nine months ended December 31, 2009 was $498,000, as compared to $803,000 for the same period in the previous year.

Interest Expense

Interest expense for the nine months ended December 31, 2009 increased to $6.2 million from $2.4 million for the same period in the previous year, due primarily to the significant increase in bank borrowings after the melamine contamination incident.

Interest Income

Interest income for the nine months ended December 31, 2009 increased to $1.6 million from $494,000 for the same period in the previous year, due primarily to the increased cash deposit pledged for short-term loans, which had a higher interest rate than cash equivalents.

Income Tax Benefit

As a result of the net loss, we recorded an income tax benefit of $7.5 million for the nine months ended December 31, 2009, as compared to $25.8 million for the same period in the previous year. Our effective tax rate decreased to 18.1% for nine months ended December 31, 2009 from 23.6% for the same period in the previous year. The decrease of effective tax rate was mainly due to a change in the expected operating results of one of our subsidiaries.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the nine months ended December 31, 2009 was $33.7 million, as compared to net loss of $83.4 million for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As a result of the melamine contamination incident and the subsequent product recall, we have experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2009. As of March 31, 2009, we had a working capital deficit of approximately $80.4 million. In addition, we were not in compliance with certain covenants in our ABN loan agreement as of March 31, 2009. As a result of the occurrence of these economic events, the ensuing operating losses and negative cash flows and our failure to meet our debt covenants, the report of our independent registered public accounting firm for the fiscal year ended March 31, 2009 contains a reference raising substantial doubts about our ability to continue as a going concern.   See Note 2(A) and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We are currently in the process of evaluating funding alternatives including seeking refinancing of certain short-term loans from PRC banks.   The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are actively working to overcome any substantial doubt concerning our ability to continue as a going concern by enhancing operating efficiency and exploring various alternatives of new debt and/or equity financing. Any substantial doubt about our ability to continue as a going concern could also affect our relationship with our trade suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due. See “Part I - Item 1A. Risk Factors - The report of our Independent Registered Public Accounting Firm contains a reference raising substantial doubt about our ability to continue as a “going concern” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 .

The recent melamine contamination incident has significantly impacted our liquidity. Since the damage to our brand equity caused by the melamine contamination incident will take time to recover, the net sales of our powdered formula products were negatively impacted in the fiscal year ended March 31, 2009 and nine months ended December 31, 2009. In the meantime, we incurred substantial cash outflow for the purchase of raw materials and for operating expenses.

Accordingly, we have had discussions with local banks to obtain short term financing to support our operational needs. We have enjoyed relatively open access to bank credit among the domestic banks and have been able to renew all existing loans successfully. As of December 31, 2009, we had short-term borrowings from PRC banks of $185.4 million with a weighted average interest rate of 3.7%. The loans were secured by the pledge of certain fixed assets held by the Company’s subsidiaries, pledge of land use right in Qingdao, China and pledge of cash deposits which was recorded as restricted cash.  The maturity dates of the short-term loans from local banks outstanding at December 31, 2009 range from January 2010 to December 2010. As of the date of the filing of this 10-Q, all outstanding short-term loans from local banks that have become due have been repaid. As of December 31, 2009, we have unsecured long-term borrowing from local banks of $26.4 million maturing from March 2011 to June 2012 with a weighted average interest rate of 5.2%. In addition to the loans from local banks, we also borrowed from related parties short-term loans amounting to $3.9 million with a weighted average interest rate of 10.0% to finance our acquisition of the Helanruniu trademarks. The maturity dates of the short-term loans outstanding from related parties at December 31, 2009 are from January 2010 to November 2010, and are extendable on the same terms upon maturity. On February 5, 2010, we signed a term sheet with the lenders of our ABN loan pursuant to which lenders agreed to waive and release prior breaches of the loan covenants or claims against us. Prior to the melamine contamination incident, cash generated from our operating activities were sufficient for normal operating needs, and financing from banks was normally related to investing activities such as expansion of our manufacturing plant.

In order to maintain sufficient funds for our operations, we extended the payment date of certain accounts payable. Payment to suppliers is typically due within three months of purchase. We negotiated with certain suppliers and extended the payment date with such suppliers to within six months of the purchase date. As of December 31, 2009, we have extended the payment of approximately $14 million in accounts payable, constituting approximately 24% of our accounts payable to within six months of the purchase date. We believe that our cash flows would improve as we are beginning to see improvements in our net sales and have been working on decreasing our raw milk powder inventory.

The Company believes that the product recall has been substantially completed as of December 31, 2009 and estimates that there should be no further material cash outflow incurring.

Our cash and cash equivalent balance increased by $18.8 million to $56.5 million at December 31, 2009, as compared to $37.7 million at March 31, 2009.

Cash Flows from Operating Activities

Net cash used in operating activities was $29.2 million for the nine months ended December 31, 2009, as compared to net cash used in operating activities of $66.6 million for the same period in the previous year. Net cash used in operating activities for the nine months ended December 31, 2009 was mainly due to net loss of $33.9 million, non-cash items not affecting cash flows of $12.9 million and a $8.2 million increase in working capital. The changes in working capital for the nine months ended December 31, 2009 were primarily related to $50.3 million decrease in inventories due to sales of surplus industrial milk powder, and $54.6 million decrease in accounts payable due to the settlement of certain accumulated extended liabilities. In the nine months ended December 31, 2009, we spent $184.0 million in purchasing raw materials and other production materials, $28.2 million in staff compensation and social welfare, $17.6 million in other taxes, $69.7 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $279.4 million from our customers.

Cash Flows from Investing Activities

Net cash provided by investing activities was $31.5 million for the nine months ended December 31, 2009, as compared to net cash used in investing activities of $76.9 million for the same period in the previous year. Cash invested in purchases of property, plant and equipment was $8.2 million and $38.4 million for the nine months ended December 31, 2009, and 2008, respectively. The decrease is mainly due to the suspension of major investing projects in the aftermath of the melamine contamination incident. We expect the suspension will slow down our expansion into the nutritional snack business which we expect to launch in 2010, but it will not materially affect our production capacity to fulfill our customers’ order requirements. Restricted cash decreased by $20.9 million for the nine months ended December 31, 2009 due to the release of cash deposit pledged for certain short-term loans which were repaid during the period, as compared to an increase of $30.9 million for the same period in the previous year. Restricted cash represents cash deposited with banks as security against the issuance of bank notes, letters of credit for the import of raw materials and as pledges for certain short-term borrowings. Proceeds from assets disposal of $20.2 million represent the first and second installments of consideration paid by Wondersun to acquire Baoquanling and Cow Breeding’s assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $16.4 million for the nine months ended December 31, 2009, as compared to $100.0 million for the same period in the previous year. Cash provided by financing activities during the nine months ended December 31, 2009 was primarily related to $313.4 million short-term loans from domestic banks in China and related parties, $17.6 million long-term loans from domestic banks in China, offset by $314.5 million repayment of short-term loans to domestic banks in China.

Outstanding Indebtedness

On October 11, 2007, ABN AMRO Bank, N.V. (“ABN”) and another lender provided a three year term loan, or the New ABN Loan, to the Company in the aggregate amount of $35.0 million. The principal amount, and any unpaid accrued interest on the New ABN Loan, will be due on October 12, 2010 and may be prepaid without penalty. The proceeds of the New ABN Loan were used to pay the outstanding principal and accrued interest of a nine-month term loan provided to the Company by ABN on April 19, 2007, or the Original ABN Loan. The New ABN Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock of Synutra Illinois.

The loan agreement for the New ABN Loan provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The loan agreement for the New ABN Loan also contains certain financial covenants, including a requirement to maintain specified leverage and interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off and subsequent loss of sales, the Company has not been able to meet two of the financial covenants since September 30, 2008 and all four financial covenants since December 31, 2008. The Company has requested the lenders to waive these breaches and to reset the financial covenants for the next few quarters, and had placed $5.0 million in cash deposit with ABN by December 31, 2009.  On February 5, 2010, the Company and the lenders signed a term sheet pursuant to which the lenders agreed to waive and release prior claims against the Company and prior breaches of the loan covenants covered in the period from September 2008 to December 2009. In addition, both parties agreed on certain proposed changes to the loan terms, which include: payment of a one-off waiver fee by the Company equal to 0.5% of the aggregate principal amount outstanding; an increase in the interest rate from LIBOR plus 3.5% to LIBOR plus 4.5% effective from the date on which the amended loan agreement is to be signed; placement of additional cash deposits under certain circumstances to increase the cash deposit to an aggregate amount not in excess of $10.0 million; and reset of the financial covenants to only one covenant measured against a minimum EBITDA to be tested quarterly beginning with the quarter ended December 31, 2009. The Company has performed an analysis on the EBITDA and confirmed that the financial covenant was satisfied as of December 31, 2009.

In addition to the ABN Loan, as of December 31, 2009 and March 31, 2009, the Company had short-term loans from PRC banks in the amount of $185.4 million and $182.6 million, respectively.  The maturity dates of the short term loans outstanding from PRC banks at December 31, 2009 range from January 2010 to December 2010. As of the date of filing of this 10-Q, all outstanding short-term loans from local banks that have become due have been repaid. The weighted average interest rate on short-term loans from PRC banks outstanding at December 31, 2009 and March 31, 2009 was 3.7% and 4.1%, respectively. The loans at December 31, 2009 and March 31, 2009 were secured by the pledge of certain fixed assets held by the Company and its subsidiaries, a pledge of the Company’s land use right and pledge of cash deposits. The value of fixed assets pledged was $31.7 million and $34.2 million as of December 31, 2009 and March 31, 2009, respectively.  The value of land use right pledged was both $3.4 million as of December 31, 2009 and March 31, 2009, respectively. The value of cash pledged was $47.7 million and $66.1 million which were recorded in restricted cash as of December 31, 2009 and March 31, 2009, respectively.

As of December 31, 2009 and March 31, 2009, the Company had long-term loans which are unsecured debt, from PRC banks in the amount of $26.4 million and $8.8 million, respectively. The maturity dates of the long-term loans outstanding from PRC banks at December 31, 2009 are from March 2011 to June 2012. The weighted average interest rate of outstanding long-term loans at December 31, 2009 and March 31, 2009 was 5.2% and 5.4%, respectively.

Apart from the short-term loans and long-term loans from banks, the Company also had short term loans from related parties in the amount of $3.9 million and $7.5 million as of December 31, 2009 and March 31, 2009, respectively. The maturity dates of the short term loans outstanding from related parties at December 31, 2009 are from January 2010 to November 2010, and are extendable on the same terms upon maturity. The weighted average interest rate of outstanding short term loans from related parties at December 31, 2009 and March 31, 2009 was 10.0% and 7.8%, respectively.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular Disclosure of Contractual Obligations.” as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Expenditures

Our capital expenditures for the nine months ended December 31, 2009 was $8.2 million.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Considering the RMB balance of our cash and cash equivalents as of December 31, 2009, which amounted to $61.4 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.6 million of the balance.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal quarter ended December 31, 2009. Based upon economic conditions and leading market indicators at December 31, 2009, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

Currently, we are exposed to interest rate risk primarily associated with: the New ABN Loan, a variable-rate debt obligation based on LIBOR, with the carrying value of $35.0 million which approximates its fair value at December 31, 2009.

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

Commodities Risk

Raw milk, imported milk powder and whey protein are the principal raw materials in the Company’s business, accounting for over 70% of the Company’s cost of sales. Domestically produced milk powder, surplus imported milk powder and other dairy based ancillary products are also the Company’s products for commercial sales. As such, the Company is exposed to the fluctuations in the price of raw milk, milk powder and whey protein. During the past two years, the rise and fall in the prices of these commodities have significantly affected the Company’s business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of the Company’s powdered formula products. In the meantime, a significant decrease in the price of milk powder may also adversely affect the gross margin of domestically produced and imported milk powder and other dairy based ancillary products for commercial sales.

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

 Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has discussed the significant deficiency and deficiencies identified above with the Audit Committee and had developed and implemented remediation plans to address these deficiencies. These plans included improving the cutoff procedures for marketing expenses despite our largely dispersed sales network, implementing stricter controls to ensure complete coverage of the inventory stock-taking process, clarifying the instructions on how to use our anti-fraud hotline, implementing controls to ensure that all investments are accurately calculated and recorded in the appropriate months, and revisiting certain job allocations to ensure proper segregation of duties. These remediation plans had been fully implemented by the end of the fiscal quarter ended September 30, 2009

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2009, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. Management continues to evaluate the lawsuits discussed below and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

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

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes to these risks and uncertainties during the fiscal quarter ended December 31, 2009.

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

SYNUTRA INTERNATIONAL, INC.

Date: February 9, 2010	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer