Form 10-K
period 2010-03-31
Synutra International, Inc.
filed 2010-06-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 000-50601

SYNUTRA INTERNATIONAL, INC.

DELAWARE		13-4306188
(State or Other Jurisdiction of Incorporation or Organization)		I.R.S. Employer Identification No.
2275 Research Blvd., Suite 500 Rockville, Maryland 20850
(Address of Principal Executive Offices, Zip Code)

(301) 840-3888
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.0001 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $246.8 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 1, 2010, there were 54,000,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I

i

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT ON FORM 10-K

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only:

•	“we,” “us,” “our company,” “our,” and “Synutra” refer to Synutra International, Inc., and its consolidated subsidiaries;

•	“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau;

•	all references to “ton” or “tons” are to “tonne” or “metric ton”;

•	all references to “Renminbi” or “RMB” are to the legal currency of China; and

•	all references to “U.S. dollars,” “dollars,” or “$” are to the legal currency of the United States.

Amounts may not always add to the totals due to rounding.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2010, which was RMB6.8263 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 1, 2010, the mid rate was RMB 6.8279 to $1.00.

PART I

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Form 10-K are forward-looking statements. In some cases, these forward-looking statements can be identified by words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “is/are likely to,” “may,” “plan,” “should,” “will,” “aim,” “potential,” “continue,” or other similar expressions. The forward-looking statements included in this Form 10-K relate to, among others:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	the expected growth of the nutritional products and infant formula markets in China;

•	market acceptance of our products;

•	adverse effects associated with the melamine contamination incident;

•	our expectations regarding demand for our products;

•	our ability to stay abreast of market trends and technological advances;

•	competition in the infant formula industry in China;

•	PRC governmental policies and regulations relating to the nutritional products and infant formula industries; and

•	general economic and business conditions in China.

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may turn out to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections in this Form 10-K.

The forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

General Development and Narrative Description of Business

We are a leading infant formula company in China. We principally produce, market, and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands. Our strategy is focused on selling premium infant formula products, as well as more affordable infant formulas targeting the mass market and other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network, including independent distributors, covering 30 provinces and provincial-level municipalities in China. As of March 31, 2010, this network comprised over 540 independent distributors and over 1,000 independent sub-distributors who sell our products in over 71,000 retail outlets.

We currently have three reportable segments which are:

•	the powdered formula segment, which includes powdered infant and adult formula products sold under our Super, U-Smart, Mingshan and Helanruniu sub-brands;

•	the baby food segment, which includes prepared foods for babies and children sold under our Huiliduo sub-brand; and

•
the nutritional ingredients and supplements segment, which includes the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

Our other business includes non-core operations such as toll packaging, toll drying service and sales of ingredients and materials to industrial customers. A major portion of other business for the fiscal year ended March 31, 2010 consist of sales of surplus industrial milk powder which generated immediate cash flow for us. Sales from our other business comprised approximately 32.6% of our net sales for the fiscal year ended March 31, 2010.

On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food that is linked to illnesses among infants and children in China. The cost of this recall during the fiscal year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. During the fiscal year ended March 31, 2010, we reversed recall expense of $0.9 million, mostly for overestimated product replacement cost. We believe that the product recall has been substantially completed and based on current information, we believe that there should be no further material product recall costs incurred relating to the melamine contamination incident. We believe that our fast response to the melamine crisis, as well as recall efforts, including instituting a voluntary recall were well recognized by the public and helped us to maintain our reputation, brand recognition and relationships with our distributors and suppliers.

There have been certain legal proceedings brought against us in connection with the melamine contamination incident, which may have an adverse effect on our results of operations, see Part I - Item 1A. Risk Factors—Risks

Related to Our Business—Product liability claims against us could result in adverse publicity and potential significant monetary damages. Although management is not aware of any additional significant issues associated with the melamine contamination incident, there can be no assurance that additional issues will not be identified in the future and this may have an adverse effect on our results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and damage our brand and adversely affect our results of operations.

Due to the lingering impact of the product recall carried out in late calendar year 2008 and a greater proportion of rebates and discounts to distributors, our net sales for the fiscal year ended March 31, 2010 decreased by 6.6% to $291.9 million from $312.5 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2010 increased by 56.1% to $83.4 million from $53.4 million for the prior fiscal year. Our net loss attributable to Synutra International, Inc. common shareholders for the fiscal year ended March 31, 2010 was $24.6 million, as compared to net loss attributable to Synutra International, Inc. common shareholders of $100.5 million for the prior fiscal year.

Our Corporate Structure and History

Synutra International, Inc is a Delaware holding company that conducts its business through its operating subsidiaries in China. It owns all or majority of the equity interests in its operating subsidiaries, directly or indirectly, through Synutra, Inc., or Synutra Illinois, an intermediate holding company, and Synutra International Company Limited. Synutra Illinois was incorporated in Illinois in 2000 and has no other significant assets and operations of its own. Our corporate structure reflects common practice for companies with operations in the PRC where separate legal entities are often used for tax or administrative reasons.

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

On May 24, 2007, we entered into a Common Stock Purchase Agreement with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we sold 4,000,000 shares of our common stock for an aggregate purchase price of $66 million. The closing of the transaction took place on June 15, 2007.

The following is a brief description of our major operating subsidiaries in China.

•
Shengyuan Nutritional Food Co., Ltd., or Shengyuan Nutrition, formerly known as Qingdao St. George Dairy Co., Ltd., located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the dry-blending, packaging, shipping and distribution of all of our powdered formula products; in addition, it plans to provide diagnostic services for pregnant women pursuant to a series of control agreements and an entrustment agreement with related parties.

•
Heilongjiang Mingshan Dairy Co., Ltd., or Mingshan, formerly known as Luobei Shengyuan Dairy Co., Ltd., located in Luobei, Heilongjiang, China, was established in April 2001 and is engaged in raw milk processing and the production of powdered formula. Synutra Illinois acquired 67% and 33% of the ownership interest in Mingshan from Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”) and Xiuqing Meng, the wife of Liang Zhang, our chairman and chief executive officer, respectively, in January 2005.

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

•
Meitek Technology (Qingdao) Co., Ltd., or Meitek, formerly known as Mei Tai Technology (Qingdao) Co, Ltd., located in Qingdao, Shandong, China, was established in November 2006 to produce certain nutritional supplements and ingredients. Meitek began operations in October 2008.

•
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd., or Baoquanling, located in Junchuan, Heilongjiang, China, is engaged in raw milk processing and the production of powdered formula. On September 9, 2009, we sold the two milk processing factories of Baoquanling and three dairy farms of Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. (“Cow Breeding”), a wholly owned subsidiary of Baoquanling, to Heilongjiang Wondersun Dairy Co., Ltd. (“Wondersun”).

•	Harbin Shengyuan Dairy Co., Ltd., or Harbin, located in Harbin, Heilongjiang, China, is acquired in July 2008 and has been constructing its production facilities since the acquisition.

•	Beijing Shengyuan Huiliduo Food Technology Co., Ltd., or Huiliduo, located in Beijing, China, was established in July 2008 to produce prepared baby food. Huiliduo began operations in March 2009.

•
Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008, plans to provide diagnostic services for pregnant women through medical institutions. Huimin was still in the pre-operation stage as of March 31, 2010.

•	Global Food Trading (Shanghai) Co., Ltd., or Global Food, was acquired in June 2009 and is engaged in the sales and distribution of Helanruniu brand products.

The following chart reflects our organizational structure as of March 31, 2010.

The following chart shows the structure of our control agreements and the affiliated entities consolidated into our group consolidated financial results as a result of the control agreements:

*	Control Agreements include:

(a)	Exclusive Consulting and Service Agreement entered into by and between Nutritional and Huimin;

(b)	Business Operating Agreement entered into by and among Nutritional, Huimin, Zhang Jibin (who is our Director of Loans) and Jiang Yunpeng (who is our Director of Strategic Acquisitions);

(c)	Call Option Agreement entered into by and among Nutritional, Huimin, Zhang Jibin and Jiang Yunpeng;

(d)	Pledge Agreement entered into by and among Nutritional, Zhang Jibin and Jiang Yunpeng; and

(e)	Entrustment Agreement entered into by and among Nutritional, Zhang Jibin and Jiang Yunpeng.

**	Entrustment Agreement entered into by and among Nutritional, Zhang Jibin, Jiang Yunpeng and Honnete.

For a more detailed description of the control agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our Brands

We primarily market our products under the Synutra, or Shengyuan, name which has been associated with infant formula products in China for more than 10 years. In addition to the Synutra, or Shengyuan name, our products are marketed in China under brands that we have developed through our national sales and marketing efforts.

Synutra Family of Brands

The Synutra family of brands includes several of China’s leading infant formula and children’s nutrition brands, including Super and U-Smart. We have positioned the Synutra family of brands as high quality brands, which provide unique, clinically supported health and developmental benefits. The Synutra family of brands features products that include DHA and ARA, which support brain, visual and nervous system development of infants. Building upon the strength of our brand equity, we are extending the Synutra family of brands into the fast growing children’s nutrition market, such as prepared baby foods.

Complementary Brands

In addition to the Synutra family of brands, we market several other brands targeted at various consumer segments and designed to meet the nutritional needs of the broader consumer population in China. These brands include the Mingshan (powdered formula), Helanruniu or Holsteina (adult formula), Meitek (nutritional supplements), and Huiliduo (prepared baby foods).

Our Products

Our nutritional products are grouped by category of production process and usage as well as internal resources allocation: (1) powdered formula, (2) baby foods, (3) nutritional ingredients and supplements, and (4) other business. Sales of powdered formula, baby foods, nutritional ingredients and supplements comprised approximately 66.6%, 0.3%, 0.5% of our net sales for the fiscal year ended March 31, 2010. Sales from our other business comprised approximately 32.6% of our net sales for the fiscal year ended March 31, 2010. A major portion of other business for the fiscal year ended March 31, 2010 consist of sales of surplus industrial milk powder.

Powdered Formula Products

Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan which was launched in October 2008 and Helanruniu, or Holsteina, which was launched in December 2008. Infant formula is our primary product line in the powdered formula segment, accounting for 92.8%, 85.9% and 84.8% of our total net sales in the powdered formula segment for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

Each of our Super, U-Smart and Mingshan product lines has multiple formulations designed to meet nutritional requirements and help promote a baby or child’s healthy growth at each developmental stage. We endeavor to bring our infant formula products closer to the quality of breast milk. We have devoted resources to extensively adjust our product portfolio, upgrade our product lines, and add new products or line extensions to respond to market needs and target a wider group of consumers. To meet consumer expectations, we also periodically upgrade our product concepts, packaging, and pricing of our products.

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

Baby Food Products

Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo which was launched in the quarter ended March 31, 2009. These products are designed to be part of a child’s healthy diet with enhanced nutrition value at different stages of development.

Nutritional Ingredients and Supplements

Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, microencapsulated DHA and ARA. In the past, we had sourced and exported chondroitin sulfate, a nutrient for joint health, to U.S. industrial customers through our exclusive third-party agent. With the completion of our Meitek facilities in October 2008, we are now able to produce chondroitin sulfate ourselves. In addition, our Meitek facilities can produce microencapsulated DHA and ARA powders and other nutritional ingredients and supplements for our own use and for external industrial customers.

Production

Powdered Formula Processing

In the fiscal year ended March 31, 2010, all of our milk powder used for our Super, U-Smart and Holsteina brands is imported from Fonterra Co-operative Group (“Fonterra”) in New Zealand.

Currently, milk powder produced at our own facilities is primarily used for commercial resale for our other business. Only the Mingshan series of products continues to use locally produced raw milk. Raw milk is collected from dairy farmers. Local dairy farmers bring their dairy cattle to collection stations owned by us where raw milk is automatically received using fully enclosed, stainless-steel vacuum milking machines. These collection stations collect and transport the raw milk to our production facilities which are located within 100 kilometers of these milk collection stations, except for our Qingdao facility. Although raw milk can remain fresh for up to 72 hours, we normally process it within 24 hours.  Once received, the raw milk is processed with refrigeration equipment that cools the raw milk to approximately four degrees Celsius. The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying. At our Mingshan facilities, sterilized raw milk is mixed with whey protein powder and other nutrients to the specifications of product formula through a wet mixing method. The resulting mixture is then spray dried into milk powder and transported to our Qingdao facility for final packaging.

At the Qingdao facility, dried milk powder is mixed in large automated mechanical mixers with whey protein powder and other additives in a method known as dry-blending. Our dry-blending equipment can automatically adjust the level of ingredients to achieve the complex formulations required by our premium products. The resulting milk powder is then checked to ensure proper granule size before packaging and distribution.

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

Production and Packaging Facilities

Our processing and packaging facilities, which are all owned by us, are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 77,990 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes over 14,116 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

We currently own and operate four processing facilities and one packaging facility for our powdered formula production. As of March 31, 2010, we had raw milk processing capacity of 32,600 tons per year, packaging capacity of 82,000 tons per year and dry-blending processing capacity of 73,000 tons per year.

Our Qingdao facility serves as our dry-blending and packaging plant. Various ingredients, such as milk powder, whey protein powder and nutritional additives arrive at our Qingdao facility from our production facilities and our suppliers, and are mixed using the dry-blending method. Qingdao facility repackages the mixed ingredients into retail-size tin canisters or stand up/display pouches or sealed packages in boxes. This packaging facility also provides inventory control and logistics management, product quality monitoring and product development assistance.

Our production facility for prepared baby foods is located in Beijing and Zhenglanqi. As of March 31, 2010, the Beijing facility had a processing capacity of 4.8 million jars (approximately 540 tons) per year, and the Zhenglanqi facility is planned to have a processing capacity of 18,000 tons per year upon completion.

Our production facility for nutritional ingredients and supplements is located in Qingdao. As of March 31, 2010, this facility had a processing capacity of 700 tons per year for chondroitin sulfate, 1,000 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders and other nutritional ingredients.

For information with respect to the installed capacity, location and function of our processing and packaging facilities, see “Item 2. Properties”.

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. In the aftermath of the melamine contamination incident, we decided to use imported milk powder for the production of our higher end powdered formula products. We currently source approximately 90% of milk powder used in our production from New Zealand. We also pay market prices or premium prices in certain regions in China for our raw milk. Our milk suppliers are primarily dairy farmers located throughout Heilongjiang and Hebei provinces and in Inner Mongolia.

Whey protein powder is the other key ingredient used in the production of our powdered infant formula products and our other dairy-based products. Like all powdered milk producers, we use whey protein powder as the active ingredient to help reconstituted dairy-based formula to mimic the consistency of breast milk, which can constitute approximately 55% of the final powdered infant formula product by weight. Whey protein powder is a byproduct of cheese-making processes, and is difficult and costly to produce as a stand-alone product. Since China is not a large consumer or producer of cheese and cheese products, we and other domestic producers typically obtain whey protein powder in volume from overseas sources, such as France.

Based on our experience, prices of milk powder and whey protein powder can fluctuate over relatively short periods of time depending on market conditions. Our sourcing team monitors price movements and makes major purchases at times when prices are attractive, subject to projected customer order flow and other factors.

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

We purchase animal cartilage from third-party suppliers, including overseas slaughtering houses, for the production of chondroitin sulfate, a substance that provides nutrients for joints, tendon, ligaments and bones, in our Meitek facility.

Suppliers and Supplier Arrangements

Prior to September 2008, we were able to meet our milk powder production needs by purchasing raw milk on the open market in established dairy regions in northern and northeastern China. We generally negotiate the purchase price of raw milk with many dairy farmers and cooperatives.

In the fiscal year ended March 31, 2010, we have been purchasing approximately 90% of our milk powder from Fonterra in New Zealand. We generally negotiate the prices for each separate purchase on spot and do not sign long term contracts with our suppliers.

Prior to June 2007, we obtained our supply of whey protein powder from Honnete, a large volume importer of processed dairy products in China. Honnete, a company controlled by Liang Zhang, our chairman and chief executive officer, is a major supplier of China’s whey protein powder. Beginning in June 2007, we began sourcing our whey protein powder directly from Eurosérum S.A.S (“Eurosérum”), Honnete’s supplier in France.

Sales and Distribution

Sales

We generally sell our products directly to distributors and in limited circumstances directly to retailers. Our recent marketing efforts for our nutritional products have focused on extending retail coverage in terms of geography and market sectors. Our sales and marketing approach combines advertising, brand-building and store-level promotions. Our sales team of more than 300 employees use our customer relations management, or CRM, database in order to acquire, process, and manage targeted customer information.

We have built a sales network that currently covers 30 provinces and provincial-level municipalities. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to 20 urban sales areas which acts as an independent operating unit, while each urban sales area covers three to 20 county sales areas. As of March 31, 2010, we had a sales and marketing force of more than 3,300 employees, complemented by more than 18,000 commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

Although we sell primarily to our distributors and a few resellers, our sales teams work directly with each retail outlet to manage the sales process and to collect customer and purchasing related data. We use multiple criteria to select our distributors, including reviewing each potential distributor’s financial condition. We intend to expand our sales organization into additional cities and municipalities that we do not currently serve. City managers are rotated periodically among various cities. We have recently set up a sales budget management team to manage our sales expenses and to supervise the execution of our budgeting plan. This team reports directly to the president of marketing and sales.

We compensate our sales personnel through a combination of fixed salaries and bonuses based on sales growth. Our targeted sales incentive programs compensate our sales personnel on a product-specific level, thereby enabling us to incentivize our sales personnel to focus their sales and promotion efforts on certain product lines, such as our premium product lines or larger product packages.

Distribution

We primarily work directly with over 540 independent distributors, who in turn work with over 1,000 independent sub-distributors, and more than 71,000 retail outlets. Our packaging subsidiary, Shengyuan Nutrition, also serves as our national distribution center for our distributors in China. From the beginning of 2007, prior to the melamine contamination incident, we only offered credit for our products to a few selected distributors. In light of the financial difficulties experienced by our distributors as a result of the melamine contamination incident, we extended credit to more distributors and increased the amount of credit we granted to distributors whom we had previously extended credit to. We ask our distributors to provide monthly inventory reports which allows us to monitor their inventory levels. Our sales personnel also regularly inspect distributors’ inventories to identify and control any potential inventory buildup by our distributors. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

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

We currently distribute our nutritional products across China. Our logistics center in our Qingdao facilities occupies an area of 14,000 square meters. This logistics center can currently dispatch 6,900 tons of our products for shipment to our distributors per month. Our Qingdao facility also has the capability to respond to urgent requests for product shipments within an average of five days.

We currently work with approximately 22 transportation companies that transport our goods directly from our Qingdao facilities to distributors in a timely and efficient manner.

We have an enterprise resource planning system, or ERP system, which is a financial information system with an inventory module that manages and records inventory transactions.

Seasonality

Our business experiences some seasonal fluctuations. Summer time is typically a slow time for the infant formula market because the population generally consumes less food during the summer. Furthermore, Chinese parents tend to choose the summer time to switch from milk feeding to more concrete food for their babies. As a result, we generally experience weaker sales in our first and second fiscal quarters.

Marketing, Advertising and Promotion

Advertising

We advertise through various media, including television, print media and the Internet. Additionally, we conduct promotional activities with supermarket chains and entertainment companies in order to reach our target market.

We started nationwide television advertising coverage in September 2006. In certain cases, we supplement our nationwide television coverage with local television coverage. We also pursue advertising over the Internet. Our advertising spending was $16.7 million, $72.8 million and $30.3 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Our advertising spending has enabled us to secure prime-time placements with China Central Television and other premium regional or satellite television stations. After an aggressive advertising and promotional campaign from October 2008 to March 2009 to regain market share in the aftermath of the melamine contamination incident, we slowed down our advertising and promotional expenses in the fiscal year ended March 31, 2010 to better utilize our resources. We plan to resume more active advertising activities in the near future and we expect our advertising expenditure will increase in the fiscal year ending March 31, 2011.

Marketing and Promotion

As part of our sales and marketing approach, our sales force works with more than 14,000 healthcare facilities across China to provide maternity, infant nutrition and health education programs. We have also established a national customer service call center providing live assistance and a toll-free line to provide consumers with prenatal, nursing, baby care education, product information, and address complaints and dispute resolution.

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

Quality Control

We place primary importance on quality. We have established quality control and food safety management systems for the purchase of raw materials, raw milk checks, raw milk processing, packaging, storage and transportation. We use commercial strength 25KG poly kraft bags for packaging before shipping the formula products to our retail packaging and distribution facilities. Additionally, we maintain cold storage areas at each of our three raw milk processing facilities to store fluid milk. All of our processing facilities are equipped with in-house laboratories for quality assurance and quality control purposes. Our laboratory in Qingdao has been qualified as a National Standard Laboratory by the China National Accreditation Service for Conformity Assessment.

In order to ensure the quality and safety of our ingredients and products, we have also installed testing equipment and have implemented control procedures at each stage of production, including at the initial raw material purchase stage. There are over 1,100 quality control points throughout the entire production process, including 24 quality control points at the milk collection stations. We employ strict internal procedures and monitoring by highly trained employees during production, transportation and storage. Additionally, we have been increasing our investment in quality control equipment and training. All policies relating to quality control are subject to PRC laws and regulations.

Highlights of our quality control procedures are summarized below, organized by the main stages of production:

Imported Milk Powder and Whey Protein:

•	Procurement staff inspects the Certificate of Analysis to ensure the products are manufactured and tested according to production countries’ national standard;

•	Entry-Exit Inspection and Quarantine of the People’s Republic of China performs quality test to ensure the products are up to national standard and issue a Sanitary Certificate; and

•	Central Lab staff of the Company performs detailed test on quality and nutritional ingredients of the products before using them in production.

Purchase of Raw Milk:

•	Raw milk procurement manager conducts pre-purchase assessment of dairy farmers and requests issuance of clean bill of health for dairy cows;

•	Procurement staff conducts on-site inspection in compliance with our quality standards and rejects nonconforming supply;

•	Inspection of specimen—sampling in the process of raw milk collection for inspection at our facilities pursuant to national standards; and

•	Sterilization of equipment for raw milk collection.

Milk Powder Production:

•	Compliance with production process control procedure, HACCP Plan implemented at all plants;

•	All raw materials are subject to prior inspection;

•	Detailed process designed for all parts of the production process including pretreatment, vaporization, drying, powder receiving, cooling and packaging;

•	Maintain hygiene standards for staff, equipment, environment and any other object; and

•	Inspection conducted throughout the production process.

Packaging, Storage and Transport:

•	Establishment and practice of total process management with respect to product identification and traceability;

•	Inspection before warehousing of products;

•	Maintain hygiene standards in the course of transport and storage; and

•	Products must be positioned according to their category during transport and storage.

In the fiscal year ended March 31, 2010, we have been importing approximately 90% of our milk powder from New Zealand. There are three steps of quality control for imported milk powder: (1) the exporters conduct their own quality control before they ship the milk powder; (2) all of our milk powder imports are inspected by China’s import-export inspection and quarantine authorities at landing, pursuant to a national standard of inspection, and (3) our Qingdao laboratory tests each batch of imported milk powder using strict standards for quality assurance.

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

We utilize our research and development facilities to engage in the development of bringing our infant formula products closer to the quality of breast milk and promote our brand image. We also engage third-party research institutions to research and develop such trial products for us.

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

We also plan to open a new research and development facility in Beijing, which we plan to be operational by late calendar year 2010.

During each of the fiscal years ended March 31, 2010, 2009 and 2008, we spent approximately 0.2% of net sales per year on research and development.

Competition

The infant formula industry in China is highly competitive. We generally compete with both multinational and domestic infant formula producers. Competitive factors include brand recognition, distribution network, quality, advertising, formulation, packaging and price. Many of our competitors have significant market share in the markets we compete in. Our principal competitors can be classified generally into the following two groups:

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

According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 83.0% of total infant formulas sold in China in calendar year 2009.

Intellectual Property

All of our product formulations have been developed in-house and are proprietary. We have not registered or applied for protections in China for most of our intellectual property or proprietary technologies relating to the formulations of our powdered infant formula. See Item 1A. Risk factors—Risks Related to Our Business—Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly. Although we believe that, as of today, patents and copyrights have not been essential to maintaining our competitive market position, we intend to assess in the future whether to seek patent and copyright protections for those aspects of our business that provide significant competitive advantages.

As of March 31, 2010, we had 175 registered trademarks in China, one registered trademark in Hong Kong, one registered trademark in the United States, and 3 registered trademarks in France. Additionally, we had 38 trademark applications pending approval in China.

We rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how. Our management and each of our research and development personnel have entered into annual employment contracts, each of which includes a confidentiality clause and a clause acknowledging that all inventions, designs, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See Item 1A. Risk factors—Risks Related to Our Business—Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations in China with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities in China. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Our Employees

As of March 31, 2010, we employed approximately 5,800 employees in all of our facilities, with approximately 140 head office management staff and research and development employees, approximately 2,300 production employees, and approximately 3,300 sales and marketing employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We offer our employees both a base salary and a profit sharing program composed of performance bonuses and rewards for exceptional performance. As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the member’s salary amount at the member’s retirement date.

Regulation

The food industry, of which nutritional and infant formula products form a part, and medical institutions, are subject to extensive regulations in China. This section summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

•	the PRC Product Quality Law;

•	the PRC Food Safety Law;

•	the Implementation Rules on the PRC Food Safety Law;

•	the Dairy Product Industrial Policies (2009 Version);

•	the Regulation on the Supervision and Administration of the Quality and Safety of Dairy Products;

•	The Outlines of the Rectification and Revival of the Dairy Industry;

•	the Measures of the Administration on the New Food-Additives;

•	the Measures of the Filing of the Enterprise Standard of the Food Safety;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Raw Milk Collection Standard;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards; and

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children.

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

As a result of the melamine contamination incident, the PRC government authorities have conducted extensive dairy industry inspections. In addition to the initial 22 companies implicated in the incident, these subsequent government inspections have identified other companies with unacceptable contamination in their products. On October 7, 2008, the State General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) issued a national standard on the detection of melamine in raw milk and dairy based products. On October 9, 2008, the State Council promulgated with immediate effect a Regulation for the Quality and Safety Supervision of Dairy Based Products, which, among other things, imposes more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. This regulation also established a “Black-List” system to ensure that illegal business operators in the dairy production chain are timely disclosed and severely punished.

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

Dairy Industry Access Conditions and Policies

In June 2009, the PRC National Development and Reform Commission, or the NDRC, and the Ministry of Industry and Information Technology, or the MIIT, jointly promulgated and issued Dairy Industry Policies (2009 Version), or the Policies. The Policies set forth the conditions an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business, including technique and equipment, product quality, energy and water consumption, sanitation and environmental protection, as well as production safety. Any new or continuing dairy products processing projects or enterprises will be required to meet all the conditions and requirements set forth in the Policies. For projects or enterprises that already commenced operations before the promulgation of the Policies, improvements or rectification actions may need to be taken in order to have such projects or enterprises meet the conditions before the end of 2010.

The Policies also set forth some requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise. Any new or continuing dairy products processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facility and electricity necessary for the processing of dairy products, and those projects or enterprises already in operation before the promulgation of the Policies will be deregistered and ordered to shut down if they fail to meet the conditions before the end of 2010. We believe that all of our existing entities and facilities meet the requirements under the Access Conditions. See Item 1A. Risk Factors—Risks Associated with Doing Business in China—Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.

Medical Institutions

On February 26, 1994, the State Council promulgated the Regulations of Administration on Medical Institutions which established the regulations for establishing, managing and supervision of medical institutions. In particular, the regulations required a medical institution to be approved by and register with the applicable administrative department of public health prior to establishment. On December 14, 2009, the Ministry of Public Health promulgated the Standards of Medical Inspection Laboratory which set forth the standards for establishing and managing medical inspection laboratories.

Financial Information About Segments and Geographic Areas

We have three reportable segments, which are powdered formula, baby food and nutritional ingredients and supplements. In addition, in the fiscal year ended March 31, 2010, sales from our other business which includes non-core operations accounted for 32.6% of our net sales. Please refer to Note 18 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

Available Information

Our Internet website address is www.synutra.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission, or SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issues that file electronically with the SEC at www.sec.gov.

ITEM 1A.  RISK FACTORS

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

You should carefully consider the following risks and other information in this Form 10-K before making an investment decision with respect to our common stock. The following risks and uncertainties could materially and adversely affect our business, results of operations and financial condition. The risks described below are not the only ones we face. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

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

On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine, or China AQSIQ, announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the illness and deaths of infants and children in China. To date, there have been six reported deaths and approximately 300,000 children have suffered kidney-related illnesses due to the contaminated infant formula of one of our competitors. This contamination incident has resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, has declined significantly since September 2008 until late 2009. We recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The total cost of this action was $100.6 million which was recognized as a charge to cost of sales, selling and distribution expenses and general and administrative expenses in our consolidated statement of income for the two fiscal years ended March 31, 2010.

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

We believe the melamine contamination incident negatively impacted our brand and reputation in China. It also affected investor confidence in us as reflected by the significant decrease in our stock price after September 16, 2008. We cannot predict the long-term effect this recall and the negative publicity associated with the melamine contamination incident will have on our reputation among our customers, consumers and investors. Our results of operations and financial position, may, in the future, continue to be severely impacted if our customers and consumers cease to purchase our products as a result of lingering concerns from the melamine contamination incident.

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

We believe that the melamine contamination incident and any other adverse news related to formula products in China will also result in increased regulatory scrutiny of our industry, which may result in increased costs and reduce our margins and profitability. The government has enhanced its regulations on the industry aimed to ensure the safety and quality of dairy products, including but not limited to compulsory batch by batch inspection. This is likely to increase our operating costs and capital expenditure.

In addition, we are currently subject to claims and litigation stemming from the melamine contamination incident. See Item 3, Legal Proceedings. An adverse judgment in any of these cases could materially and negatively affect our results of operations or further damage our reputation and brand. Moreover, even if these claims are not successful, to the extent certain plaintiffs continue to pursue such claims and litigation, we may suffer continuing harm to our reputation and brand, which could negatively impact our market share and ability to compete. In the event any of these claims is successful, other potential claimants may be more likely to bring similar claims against us in the future.

If we fail to obtain raw materials in the quantity and the quality we need, and at commercially acceptable prices, our results of operations, financial condition and business prospects would be materially and adversely affected.

Our business requires certain key raw materials, such as raw milk, milk powder and whey protein powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. We do not have guaranteed supply contracts with any of our raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey protein powder and imported milk powder. After the melamine contamination incident, we began importing milk powder from New Zealand for our U-Smart, Super and Helanruniu, or Holsteina products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

In addition, most of the raw materials used in our business are imported, such as whey protein powder and milk powder. For example, approximately 90% of the milk powder used in our production is now imported from New Zealand. Our imported raw materials are subject to various PRC governmental permit requirements, approval procedures and import duties, and may also, from time to time, be subject to export controls and other legal restrictions imposed by foreign countries. Should the PRC government refuse to issue the necessary permits or approvals to us or our suppliers, or take any administrative actions to limit imports of certain raw materials, or if we or our suppliers fail to pay any required import duties, or if governmental agencies or laws of foreign countries prevent the timely export of certain raw materials we require to China, our ability to produce and sell our products in China could be materially and adversely affected. In addition, import duties increase the cost of our products and may make them less competitive.

Finally, certain suppliers of raw materials within our supply chain may contaminate our raw material supplies or provide us with substandard raw material supplies that adversely impact the quality of our products exposing our customers to health risks and damaging our reputation, brand and financial condition. For a more detailed description of this risk, and in particular the impact of the melamine contamination incident in China, see Part 1 - Item 1A. Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, could harm our reputation and damage our brand, and adversely affect our results of operations.

Any interruption in our supply of milk powder and raw milk could materially and adversely affect our results of operations, financial condition and business prospects.

We currently import approximately 90% of the milk powder used in our production from New Zealand. The continuity of the milk powder supplies is of critical importance to our business. The importation of milk powder is influenced by numerous factors beyond our control, including, among other: (1) export control policy in the originating countries, (2) China’s government policy and regulation on milk powder importation as well as China’s custom inspection standards and (3) acts of God such as wars and natural disasters. Any interruption in our milk powder supplies could have a material adverse effect on our results of operations, financial condition and business prospects. In addition, we currently source substantially all of our milk powder from one supplier, Fonterra. If Fonterra fails to deliver the milk powder we need on the terms we have agreed, we may not be able to find an alternative source at a comparable price or on other favorable terms, and any delays in securing an alternative source could result in production delays and late shipments of our products to distribution and end customers.

We purchase most of our raw milk from individual dairy farmers and cooperatives without long-term contractual arrangements. Our raw milk supply is limited by the ability of the individual dairy farmers and cooperatives to provide raw milk in the amount and quality to meet our requirements. Raw milk production is, in turn, influenced by numerous factors beyond our control such as: (1) seasonal factors, with dairy cows generally producing more milk in temperate weather as opposed to cold or hot weather and extended unseasonably cold or hot weather potentially leading to lower than expected production; (2) environmental factors, with the volume and quality of milk produced by dairy cows closely linked to the quality of the nourishment provided by the environment around them; and (3) impact of governmental agricultural and environmental policy, with government grants, subsidies, provision of land, technical assistance and other agricultural and environmental policies having a direct effect on the viability of individual dairy farmers and dairy cooperatives, and the numbers of dairy cows and quantities of milk they are able to produce. We cannot assure you that we will be able to establish relationships with additional milk collection centers or that there will be sufficient supplies of raw milk from individual dairy farmers and cooperatives to be provided to any milk collection centers. Any interruption in our supply of raw milk could materially and adversely affect our ability to produce products that rely on raw milk.

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

In the fiscal year ended March 31, 2010, all of milk powder used for the production of our Super, U-Smart, and Helanruniu series of products is imported. However, our domestic production facilities continued to purchase raw milk locally to produce milk powder for commercial resale and for our Mingshan series of products. As a result of the melamine contamination incident, there has been a decline in the consumption of dairy based products in the PRC, and a significant increase in milk powder imports. This has caused a nationwide inventory build up of domestically produced milk powder in the PRC. According to the Dairy Industry Association of China, as of March 31, 2009, surplus milk powder inventory in the PRC was estimated at 300,000 tons. Such inventory build up has caused a significant decline in domestically produced milk powder prices. For the fiscal year ended March 31, 2010, we took a write-down of our inventory of industrial milk powder of $6.7 million. If milk powder inventory continues to rise and the milk powder prices continue to fall, we might face significant inventory write-down which will adversely affect our financial results.

Most of our finished products have an average shelf life of 18 to 24 months before the product is opened. Our raw materials, excluding raw milk, have an average shelf life of 12 months. Our inventory levels are based, in part, on our expectations regarding future sales. While we do not currently maintain large inventory levels for long periods, we may in future periods experience inventory buildup if our sales slow for any reason. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products than we require, thereby increasing our risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect our results of operations.

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

We may experience problems with product quality or product performance, or the perception of such problems, which could materially and adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation. In addition, following the melamine contamination incident, we purchase all of the milk powder used for our U-Smart, Super and Helanruniu, or Holsteina products from New Zealand. We may be unable to exercise the same degree of quality control over this overseas supplier as we can over our own facilities. Any quality problems associated with the milk powder produced by this supplier would also affect our products’ quality and lead to negative publicity against us, materially and adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share. For example, the melamine contamination incident in China has resulted in certain of our products being contaminated, impacting our brand and reputation.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As with other infant formula producers, we are also exposed to risks associated with product liability claims if the consumption of infant formula products we sell results in injury or death. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not have product liability insurance and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim and our brand image and reputation would suffer. Finally, serious product quality concerns could result in governmental actions against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

For example, the melamine contamination incident in China in 2008 resulted in certain of our products being contaminated. As a result, lawsuits have been filed against us in both China and the U.S. by Chinese families alleged to have been affected by melamine contamination, seeking compensatory and punitive damages. See “Item 3 - Legal Proceedings.” We may incur significant legal expenses and be subject to significant monetary damages in connection with such claims, which may adversely affect our results of operations and further harm our reputation and damage our brand. Further, we cannot assure you that we will not become subject to future product liability claims in connection with the melamine contamination incident. See Part 1 - Item 1A. Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and damage our brand and adversely affect our results of operations.”

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

In addition, we may encounter interruptions in our production processes due to a catastrophic loss or events beyond our control, such as fires, explosions, labor disturbances, earthquakes or other natural disasters. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in deliveries to our customers, our business and reputation could be materially and adversely affected. Along with many other producers of dairy and consumer products in China, we generally rely on third-party logistics companies and distributors for the delivery of our products. Delivery may be disrupted for various reasons, many of which are beyond our control, including natural disasters, weather conditions or social unrest and strikes, which could lead to delayed or lost deliveries. In addition, transportation and related infrastructure conditions are often generally under-developed in some of the regions where we sell our products. We currently do not have business interruption insurance to offset these potential losses, delays and risks, so a material interruption of our business operations could materially damage our business.

We rely primarily on third-party distributors and cannot assure you that their marketing and distribution of our products will be effective or will not harm our brand and reputation. Moreover, if we fail to timely identify and appoint additional or replacement distributors as needed, or are unable to successfully manage our distribution network, our operating results could suffer.

We do not sell our products directly to our end customers. Instead, we primarily rely on third-party distributors and sub-distributors for the distribution and sales of our products. We sell our products through an extensive nationwide distribution and sales network covering 30 provinces and provincial-level municipalities in China. As of March 31, 2010, this network comprised over 540 independent distributors and over 1,000 independent sub-distributors who sell our products in over 71,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions, and are also responsible for developing the sub-distributors located in their own regions. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

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

In addition, we believe the melamine contamination incident has deteriorated customer confidence in the safety and quality of infant formula products made in China and the number of mothers (and future mothers) who choose to breastfeed their babies may significantly increase. The overall market demand for infant formula products has slowed and may continue to decline and reduced demand for our products will negatively impact our revenues and growth prospects.

The disruptions in the overall economy and the financial markets that started in late calendar year 2007 may adversely impact our business and results of operations and may limit our access to additional financing.

Financial markets in the United States, Europe and Asia had experienced extreme disruptions that started in late calendar year 2007, including, among other things, extreme volatility in security prices, the failure and near failure of a number of large financial services companies, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.

The infant formula industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns.  Though the disruptions in the overall economy and financial markets was less severe in China than in the U.S., it could reduce consumer confidence in the economy and negatively affect consumers’ spending, which could be harmful to our financial position and results of operations.

In addition, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Failure to execute our expansion plan could adversely affect our financial condition and results of operations.

We may increase our annual production capacity in the future to meet any expected increase in demand for our products. Our decision to increase our production capacity is based in part on our projections of increases in our sales volume and growth in the size of the infant formula product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and have idle capacity, which may materially and adversely affect our financial condition and results of operations. Our future success depends on our ability to expand our business to address expected growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

•
the availability and cost of additional funding to expand our production capacity, build new processing and packaging facilities, make additional investments in our subsidiaries, acquire additional businesses or production facilities, purchase additional fixed assets and purchase raw materials on favorable terms or at all;

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

Any future expansion into many of China’s major urban centers may be costly, time-consuming and difficult. If we do not successfully expand into such markets, our results of operations and prospects may be materially and adversely affected.

Our future success may depend upon our ability to successfully expand into many of China’s major urban centers. To further promote our brand and generate demand for our products in such markets, we may increase our spending on marketing and promotion. We may be unable to attract a sufficient number of distributors with the experience and ability to penetrate these markets, and our selected distributors may not be suitable for selling our products in these markets for other reasons. We may also fail to attract new customers in such markets who may have less familiarity with our brand and products. Furthermore, we may fail to anticipate and address competitive conditions in these new markets that are different from those in our existing primary markets. These competitive conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our results of operations and prospects may be materially and adversely affected.

Part of our strategy involves the development of new products and new business segments, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results would be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. We have also entered into new business segments such as the prepared baby food segment, and the nutritional ingredients and supplements segment. Our future research and development efforts will focus on further expanding our product offerings beyond dairy-based nutritional products. If we fail to timely develop these and other new products or if we incorrectly gauge market demand for such new products, we may not be able to grow our sales revenue at expected growth rates and may incur expenses and capital expenditure costs relating to the development of new products that are not offset by the sales they generate.

We operate in a competitive environment, which may lead to declining revenue growth or other circumstances that would negatively affect our results of operations.

The market for pediatric nutritional products is competitive, and we believe that competition in this market will continue to intensify. We believe that the principal competitive factors in our markets are brand recognition, quality, advertising, formulation, packaging, and price. We face significant competition from a number of competitors, including multinational companies, such as Abbot Laboratories’ Ross Products Division, Mead Johnson, Nestle, Numico and Wyeth, and domestic companies, such as Beingmate, Yashili, Feihe and Yili. See “Item 1. Business—Competition”. Many of our competitors have longer operating histories, greater name recognition, significantly larger market shares, access to larger customer bases and significantly greater financial resources and economies of scale in financial, sales and marketing, production, distribution, technical and other resources than we do. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, greater amounts of incentives and subsidies for distributors, retailers and customers and more advanced processes and technologies. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors that are better able to compete as end-to-end suppliers as well as competitors who are more specialized in particular areas and geographic markets. This could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, as a result of the melamine contamination incident, customers have lost confidence in infant formula produced by domestic companies for the time being, which gives multinational infant formula companies an advantage over us.

In order to compete successfully in our markets, we will need to continue to restore customer confidence in our brand and products, develop new products and enhance our product offerings while maintaining price competitiveness. Even if we successfully restore customer confidence, if and to the extent we fail to develop new products that differentiate us from our competitors, we may need to compete largely on price, which may cause our operating margins to decline. Our inability to compete successfully against competitors and pricing pressures could result in lost customers, loss of market share and reduced operating margins, which would adversely impact our results of operations.

If we grant employee stock options and other stock-based compensation in the future, we will be required to recognize stock-based compensation expense, which would adversely affect our results of operations.

As of the date of this Form 10-K, we have not granted any stock-based compensation and thus have not been required to reflect any such expenses in our results of operations. We adopted a stock -based compensation plan in June 2008 and intend to grant certain employees and directors stock-based compensation, which we believe will be important to attract and retain key personnel. We will be required to account for compensation costs for all stock options, including stock options granted to our directors and employees, using the fair value method and recognize the expense in our consolidated statement of operations in accordance with Accounting Standards Codification (ASC) 718-10, “Compensation – Stock Compensation – Overall” (previously Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”) which may have a material adverse effect on our results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In additions, the government may seek to hold our Company liable for successor liability of FCPA violations committed by companies in which we invest or that we acquire.

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

Due to the material weaknesses and significant deficiencies in our internal control over financial reporting for the fiscal year ended March 31, 2008—as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end and period-end closing process—we previously concluded in our prior SEC filings that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level, and, prior to the restatement of certain prior periods, that investors should not rely on our prior financial statements. We have taken steps to remediate our material weaknesses and deficiencies in our internal control over financial reporting, and we believe that the material weakness identified as of March 31, 2008 has been fully remediated, see “Part II. Item 9A. Controls and Procedures.” of 10-K for the fiscal year ended March 31, 2009. There can be no assurance that any current or future deficiencies will not contribute to, or cause, possible material weaknesses in the future or, that we will be able to implement effectively new or improved controls or that our management or our independent registered public accounting firm will determine that our disclosure controls and procedures or our internal control over financial reporting will be effective in the future.

Moreover, a lack of effective internal control over financial reporting in the future could cause us to fail to provide accurate financial statements or fail to meet our reporting obligations, either of which could cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our common stock. Our failure to meet our reporting obligations in a timely fashion may also lead to the delisting of our common stock by the NASDAQ Global Select Market.

Our success depends to a substantial degree upon our senior management and key personnel, and our business operations may be significantly and negatively affected if we fail to attract and retain highly competent senior management and key personnel.

Our future success depends substantially on the continued services of our key personnel including, particularly, Liang Zhang, our chairman and chief executive officer. We rely substantially on their experience in the dairy and nutritional products industry, and on their relationships and ability to work with our suppliers and distributors and other customers. If we lose the services of one or more of these key personnel, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers and key personnel, which could severely disrupt our business and growth. We do not maintain key-man life insurance for any of our key personnel.

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our distributors. We have entered into employment agreements with each of these key personnel, which contain confidentiality and non-competition provisions. However, if any disputes were to arise between these key personnel and us, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decisions would be and the extent to which these court decisions could be enforced in China, where most of these key personnel reside and hold some of their assets. See “Item 1A. Risk Factors—Risks Associated with Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.” Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

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

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 66.67% of our outstanding common stock through a company owned by his wife as of March 31, 2010. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of our assets; and

•	amendments to our certificate of incorporation.

The decisions of Liang Zhang may conflict with our interests or the interests of our other stockholders.

We may not succeed in identifying suitable acquisition targets, which could adversely affect our ability to expand our operations and service offerings and enhance our competitiveness.

Our strategy contemplates growth through acquisitions. We have pursued and may in the future pursue strategic acquisition opportunities to increase our scale and geographic presence and expand the number of our product offerings. However, we may not be able to identify suitable acquisition or investment candidates, or, even if we do identify suitable candidates, we may not be able to complete those transactions on terms commercially favorable to us or at all, which could adversely affect our competitiveness and our growth prospects.

If we acquire other companies in the future, we could face the following risks:

•	difficulty in integrating the target company’s personnel, operations, products, services and technology into our operations;

•	the presence of unforeseen or unrecorded liabilities;

•	entry into unfamiliar markets;

•	inability to generate sufficient revenues to offset acquisition costs; and

•	tax and accounting issues.

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

We have, in the past, obtained loans and sold our common stock to raise additional capital. Our business requires significant capital and although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. For example, the melamine contamination incident has significantly impacted our liquidity due to our product recall and required us to obtain additional funding through short-term loans for working capital purposes after the incident. In addition to these short-term loans, we may need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, or if we fail to comply with our debt covenants, we will be in default. In addition, changes in our debt rating due to the melamine contamination incident could have a material adverse effect on our interest costs and financing sources. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We have recently incurred operating losses; this may have a harmful effect on our business and the value of our common stock.

As a result of the melamine contamination incident, we have incurred losses for the quarters ended September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 from the lingering impact of the product recall and only returned to profitability in the quarter ended March 31, 2010. Though we expect this to be a short-term financial challenge for us, we believe the melamine contamination incident has negatively impacted our brand and reputation in China and may impact our future revenues. We have incurred expenses relating to the melamine contamination incident and we may incur more expenses in the future relating to expanding our production capacity or other investments or acquisitions we may decide to pursue. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis. Given our planned operating and capital expenditures as well as our overall business plan, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may continue to incur losses. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

We may face liquidity challenges to meet our debt obligations and may require additional funding in the future.

As a result of the melamine contamination incident, we had negative cash flow from operations of $109.5 million for the fiscal year ended March 31, 2009. In addition, at March 31, 2009, we had short-term debt of $224.6 million, consisting of short-term debt from banks in the amount of $182.6 million, an additional $7.5 million in short-terms loans from related parties, and $34.5 million under our loan agreement (the “RBS Loan”) with The Royal Bank of Scotland, N.V. (“RBS”) which has been reclassified as a current liability since we did not meet our financial covenants under the loan as of March 31, 2009. We amended the RBS Loan in the fiscal year ended March 31, 2010 and our results improved in the fiscal year ended March 31, 2010. However, we still had negative cash flow from operations of $11.8 million for the fiscal year ended March 31, 2010 and as of March 31, 2010, we had short-term debt and long-term debt due within one year of $159.3 million. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, we cannot be assured that our revenues will provide cash flow in excess of our cash needs, and we therefore may have negative cash flow in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty or contaminated, then we may become subject to product liability claims or we may have to engage in a product recall. For details about our recall of contaminated products in connection with the melamine contamination incident, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. For example, all of the costs we have incurred to date and may incur in the future that are related to our product recall in connection with the melamine contamination incident is not covered by our existing insurance policies.

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

Our Independent Registered Public Accounting Firm issued a clean opinion to our consolidated financial statements for the fiscal year ended March 31, 2009; however, it contained an emphasis paragraph raising substantial doubt about our ability to continue as a going concern.

Our financial statements for the fiscal year ended March 31, 2009 were prepared assuming that we would continue as a going concern. By discussing the difficulties we were experiencing after the melamine contamination incident, we raised substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm issued a clean opinion on our consolidated financial statements, however, they included an emphasis paragraph in its report on our fiscal year ended March 31, 2009 financial statements with a statement raising substantial doubt regarding our ability to continue as a going concern.  In the fiscal year ended March 31, 2010, we had restructured our debt and our liquidity position had improved, as a result, our independent registered public accounting firm’s report on our financial statements no longer contains a reference to our ability to continue as a going concern. However, we cannot assure you that our liquidity position will not deteriorate in the future and that there will not be renewed doubt about our ability to continue as a going concern, which could materially and adversely affect our relationships with suppliers or customers.

Risks Associated With Doing Business in China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct our operations and generate all of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

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

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise substantial control over virtually every sector of the PRC economy through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Our ability to operate in China may be harmed by changes in PRC laws and regulations, including those relating to how we conduct our business, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant adverse effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in PRC properties or joint ventures.

PRC food hygiene and safety laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

Operators within the PRC dairy industry and infant formula sector are subject to compliance with PRC food hygiene and safety laws and regulations. Such laws and regulations require all enterprises engaged in the production of dairy and infant formula products to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, and labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management. Although we are in compliance with current PRC food hygiene and safety laws and regulations, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers. For example, in response to the melamine contamination incident, the PRC State Council abolished the regulations on inspection exemptions for food on September 18, 2008 so that our products were to be subject to batch by batch inspection going forward. In addition, the PRC State Council promulgated with immediate effect the Regulation on Supervision and Administration of Quality and Safety of Dairy Products on October 9, 2008 which, among other things, imposes more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. These measures have increased our costs in the past and are likely to continue to contribute to our costs in the future, which costs we may be unable to pass on to our customers.

Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.

The dairy and infant nutrition product industries in China are regulated and regulatory changes may affect both our customers and us. Any changes in regulations that impose additional requirements for construction of new production lines and facilities or expansion of existing facilities will require us to secure additional government approvals for our current production expansion projects. Similarly, additional safety and quality control regulations could impact our costs of production. For example, on June 26, 2009, NDRC and MIIT jointly, promulgated the Dairy Industry Policies (2009 Version), or the Policies. The Policies impose new conditions that an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business. For a more detailed description of these requirements, see “Item 1. Business—Regulation”. Although we believe our existing entities and facilities meet the Policies requirements, it is possible that our future expansion plans or the establishment of new entities may fail to meet one or more of the requirements under the Policies in the future. Failure to comply with these or any other changes in regulations affecting our business could have a material adverse effect on our business and our results of operations. In addition, the indirect impact of any such changes could adversely affect our business even if the specific regulations do not directly apply to our products or us.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Over the past several decades, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations. For example, there is a PRC regulation requiring all employees to make contributions to a housing fund based on their salary level and their employers to match such contributions. However, many employees are reluctant to make such contributions as they do not perceive such contribution will benefit them, and this regulation has generally not been rigorously enforced. We have allowed our employees to make contributions on a voluntary basis and then match their contributions. However, we cannot assure you that in the future the PRC government will not start to enforce this regulation more rigorously. Although there are no material penalties stipulated in this regulation, if we are found not to be in compliance, we may be required to bring current any past deficiencies, which could adversely affect our financial condition and results of operations.

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

All of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

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

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or Notice 75. In May 2007, SAFE issued the Notice of the State Administration of Foreign Exchange on Operating Procedures Concerning Issues Relating to the Administration of Foreign Exchange in Fund Raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 106. According to Notice 75 and Notice 106, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, Notice 75 and Notice 106 apply retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past were required to complete the relevant registration with the local SAFE branch. If any PRC stockholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Many of the terms and provisions in Notice 75 and Notice 106 remain unclear and implementation by central SAFE and local SAFE branches of Notice 75 and Notice 106 have been inconsistent since their adoption. Based on the advice of our PRC counsel, De Heng Law Offices, and after consultation with relevant SAFE officials, our PRC resident stockholders and the PRC resident beneficial stockholders of Meitek may be required to complete their respective SAFE registrations pursuant to Notice 75 and Notice 106. The local SAFE branch may not accept their applications for SAFE registration until more detailed rules or announcements concerning the penalties for those who failed to make their SAFE registrations are implemented. Moreover, because of uncertainty over how Notice 75 and Notice 106 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Notice 75 and Notice 106 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Notice 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders, the PRC resident beneficial stockholders of Meitek, or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Fluctuations in exchange rates could adversely affect our business and the value of our common stock.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because our earnings and cash assets are denominated in Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and otherwise fund and conduct our businesses.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As of March 31, 2010, the amount of our restricted net assets was $52.3 million. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under China’s New Enterprise Income Tax Law (“EIT Law”), we may be classified as a “resident enterprise” of China. This classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

The New EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. In addition, a circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. This circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the enterprise income tax, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. In addition, the circular mentioned above details that certain Chinese-invested enterprises will be classified as “resident enterprises” if the following are located or reside in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the directors or senior management having voting rights. If the PRC tax authorities determine that Synutra, Inc. or Synutra International, Inc. are “resident enterprises,” we may be subject to enterprise income tax at the rate of 25% on our worldwide income and dividends paid by us to our non-PRC shareholders and, while less clear, capital gains recognized by them with respect to the sale of our stock, may be subject to a PRC withholding tax. This will have an impact on our effective tax rate, a material adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC shareholders. We are actively monitoring the “resident enterprise” classification rules and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006.  The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could adversely affect our ability to expand our business or maintain our market share.

Our shareholders may have difficulty enforcing judgments against us.

We are a Delaware holding company and most of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for our shareholders to effect service of process within the United States upon these persons. It may also be difficult for our shareholders to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. DeHeng Law Offices, our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government’s recent measures to curb inflation rates could adversely affect our future results of operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. In April 2008, the change in China’s Consumer Price Index increased to 8.5% according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and constrain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other actions, which could inhibit economic activity in China, and thereby harm the market for our products.

Recently, the government of China undertook various measures to alleviate the effects of inflation, particularly on key commodities. On January 16, 2008, the PRC National Development and Reform Commission imposed national price controls on various products, including milk. Similarly, the government of China may conclude that the prices of infant formula or our other products are too high and may institute price controls that would limit our ability to set prices for our products. The government of China has also encouraged local governments to institute price controls on similar products. Such price controls could adversely affect our future results of operations and the price of our common stock.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to reduce the number of hours of overtime its employees can work, increase the salaries of its employees, provide additional benefits to its employees, and revise certain of its other labor practices. The increase in labor cost has increased our operating costs, which we have not always been able to pass through to its customers. In addition, under the new law, employees who have worked for us for at least 10 years or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit our ability to downsize its workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

The PRC government may deem the control agreements between us and certain of our consolidated affiliated entities to be non-compliant with restrictions on foreign investment and as a result we may be subject to penalties or required to perform a costly restructuring of these entities.

PRC laws and regulations currently restrict foreign entities from establishing clinical business in China. Foreign entities that wish to establish medical clinical businesses in China must have domestic entities as partners. In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through four entities -- Nanjing Shengyuan Huiren Clinical Examination Co., Ltd., Taiyuan Shengyuan Huiren Clinical Examination Co., Ltd, Shijiazhuang Shengyuan Huiren Clinical Examination Co., Ltd and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd (the “Four Entities”) that are not directly owned by us. We control and consolidate these entities into our group consolidated results through a series of contractual arrangements. See Item 1, Business—Our Corporate Structure and History and “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

The contractual arrangements we have in place are governed by PRC law.  There are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations on these contractual agreements and it is possible that the PRC authorities may in the future find these arrangements unlawful. If these arrangements were to be deemed unlawful, the PRC authorities have broad discretion to penalize us, including:

•	revoking the business and operating licenses of our PRC subsidiaries and affiliates;

•	discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;

•	imposing fines or confiscating the income of our PRC subsidiaries or affiliates;

•	requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operations; or

•	taking other regulatory or enforcement actions that could be harmful to our clinic examination business.

Furthermore, we have no assurance that Zhang Jibin and Jiang Yunpeng, parties to these control agreements, will continue to cooperate with us and honor these control agreements.  There is a risk that they will not always act in our best interests.  If we cannot resolve any conflicts of interest or dispute that may arise between them and us, we may have to take legal action to compel them to fulfill their contractual obligations and there is substantial uncertainty as to the outcome of any such legal proceedings.  It may be difficult for us to change our corporate structure or to bring claims against the Four Entities if they do not perform their obligations under these contractual arrangements.

Risks Related to Our Common Stock

The market price of our common stock is volatile, and its value may be depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2010, the price of our common stock, as reported on the NASDAQ on which our common stock has traded, ranged between $4.60 and $52.24. Though we believe this dramatic fluctuation resulted mainly from the melamine contamination incident and the worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

The trading market for our common stock will also be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when our stockholders want to sell their interest in us.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the common stock of many companies quoted on the NASDAQ Global Select Market, and this low trading volume may adversely affect the price of our common stock.

Although our common stock is traded on the NASDAQ Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the three month period ended June 1, 2010 was approximately 33,800 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in Beijing with around 6,400 square meters of leased office space. Synutra Illinois leases an executive office in Rockville, Maryland, USA. Our processing and packaging facilities are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 77,990 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes over 14,116 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

We currently own and operate four processing facilities and one packaging facility for our powder formula products. As of March 31, 2010, we had raw milk processing capacity of 32,600 tons per year, packaging capacity of 82,000 tons per year and dry-blending processing capacity of 73,000 tons per year.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Facility	Province/Region	Installed Capacity as of March 31, 2010	Description	Property Right
		(tons per year)
Zhangjiakou facility	Hebei	22,000	Raw milk processing	Land Use Right
Luobei facility	Heilongjiang	3,600	Raw milk processing	Land Use Right
Fengzhen facility	Inner Mongolia	7,000	Raw milk processing	Land Use Right

Facility	Province/Region	Installed Capacity as of March 31, 2010	Description	Property Right
		(tons per year)
Qingdao facility	Shandong	73,000	Dry-mixing of all of our powdered formula products	Land Use Right
		82,000	Packaging of all of our products	Land Use Right
Beijing facility	Beijing	540	Production of prepared baby foods	Land Use Right
Zhenglanqi facility	Inner Mongolia	18,000	Production and processing of prepared baby food and other non-core products	Land Use Right
Qingdao Meitek facility	Shandong	2,400	Production and processing of nutritional ingredients and supplement and other non-core products	Land Use Right

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

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2010, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

On March 29, 2010, U.S. District Judge Deborah Chasanow for the District of Maryland ordered the dismissal of a complaint filed January 15, 2009 on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. (Jiali Tang, et al vs. Synutra International, Inc., et al.), alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. In an opinion issued the same date of the order above, the court sided with the Company’s positions and granted the motion to dismiss on the grounds of forum non conveniens. The court also granted the motion to file under seal a response to a Notice of Recent Development filed by the Plaintiffs. In considering the motion to dismiss on the grounds of forum non conveniens, the court examined both the availability and adequacy of the alternative forum in China as well as how public and private interests favor the choice of forum. In addition, taking into account that an “alternative compensation plan is undisputedly available to Plaintiffs,” the court ruled that “a conditional dismissal will not be employed to protect the Plaintiffs’ rights to pursue a judicial remedy in the alternative forum.” On April 27, 2010, the plaintiffs filed a notice of appeal of the dismissal order.  Plaintiffs’ opening brief is due June 28, 2010.

Management continues to evaluate the lawsuits discussed above and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

On March 2, 2009, a lawsuit was filed in China on behalf of 54 Chinese families alleged to be affected by melamine contamination against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Qingdao Intermediate People’s Court, seeking compensation for damages, including medical and other expenses, emotional harm and punitive damages, for an aggregate amount over US$1.0 million (RMB6.9 million). Further, on April 14, 2009, a lawsuit was filed on behalf of 73 families (including the original 54 families) against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Shandong Higher People’s Court on April 14, 2009, seeking compensation for damages of over US$1.7 million (RMB11.3 million). The PRC Civil Procedure Law provides that, generally, a court shall make a decision as to whether it will accept a case within seven days after a lawsuit is filed.  To date, we have not received any notice from such PRC courts that a lawsuit has been accepted against us in connection with the melamine contamination incident. Therefore, no accrual has been established for any potential loss in connection with these lawsuits. It is also possible that these plaintiffs may bring other similar suits against us in the same court or in a new court.

ITEM 4.  [REMOVED AND RESERVED]

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

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The NASDAQ Global/Global Select Market Price per Share
	High	Low
Fiscal Year Ending March 31, 2011
First Quarter (through June 1, 2010)	$24.99	$18.59
Fiscal Year Ended March 31, 2010
Fourth Quarter	$23.47	$12.8
Third Quarter	14.50	10.79
Second Quarter	16.60	9.92
First Quarter	13.37	6.87
Fiscal Year Ended March 31, 2009
Fourth Quarter	$11.97	$4.33
Third Quarter	23.58	7.30
Second Quarter	52.24	11.83
First Quarter	34.00	29.30

As of June 1, 2010, we had 36 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

The RBS Loan restricts our ability to pay any dividends that, when taken in the aggregate with other payments by us within a 12-month period, exceed 30.0% of our consolidated net income for such period. For a description of the RBS Loan, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness. We may enter into agreements in the future that restrict our ability to make distributions to stockholders.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2010, the amount of our restricted net assets was $52.3 million.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended March 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the years ended March 31, 2007 and 2006 are derived from audited consolidated financial statements which are not included in this Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006
	(in thousands except earnings per share data)
Selected Consolidated Statement of Income Data:
Net sales	$291,886	$312,528	$362,090	$216,605	$132,289
Cost of sales	208,476	259,086	175,568	109,900	76,653
Gross profit	83,410	53,442	186,522	106,705	55,636
Selling and distribution expenses	43,989	44,178	34,449	25,561	15,494
Advertising and promotion expenses	33,854	115,478	76,388	52,322	20,908
General and administrative expenses	24,509	25,455	16,013	7,031	5,896
Impairment loss	5,894	—	—	—	—
Other operating income, net	894	5,790	1,492	1,109	734
Income (loss) from operations	(23,942)	(125,879)	61,164	22,900	14,072
Interest expense	8,603	4,857	6,354	1,896	1,784
Interest income	1,850	341	1,801	356	238

	Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006
	(in thousands except earnings per share data)
Other income (expense), net	(1,081)	(580)	(3,084)	110	(44)
Income (loss) before income tax expense (benefit)	(31,776)	(130,975)	53,527	21,470	12,482
Income tax expense (benefit)	(6,904)	(30,386)	7,855	1,596	1,446
Net income (loss)	(24,872)	(100,589)	45,672	19,874	11,036
Net income (loss) attributable to the noncontrolling interest	(257)	(40)	11	—	1
Net income (loss) attributable to Synutra International, Inc. common shareholders	$(24,615)	$(100,549)	$45,661	$19,874	$11,035
Earnings per share-basic	$(0.46)	$(1.86)	$0.86	$0.40	$0.23
Earnings per share-diluted	$(0.46)	$(1.86)	$0.85	$0.40	$0.23

	March 31,
	2010	2009	2008	2007	2006
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$48,693	$37,736	$97,425	$20,836	$5,677
Working capital (deficit)	(27,593)	(80,432)	111,230	(8,281)	(14,270)
Inventory	52,134	114,724	61,853	16,406	11,789
Total assets	349,357	472,571	294,318	127,271	83,009
Short-term debt	98,069	224,647	21,228	53,104	36,680
Long-term debt due within one year	61,194	—	1,923	—	—
Long-term debt	41,018	8,777	34,184	—	—
Capital lease obligation	5,372	5,254	—	—	—
Total long-term liabilities	52,497	20,468	39,993	4,138	—
Total equity	$52,931	$76,859	$171,259	$42,701	$20,951

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan,” or “Synutra,” name, together with other complementary brands. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of March 31, 2010, this network comprised over 540 independent distributors and over 1,000 independent sub-distributors who sell our products in over 71,000 retail outlets.

We currently have three reportable segments which are:

☐
Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan which was launched in October 2008 and Helanruniu which was launched in December 2008;

☐	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo which was launched in March 2009;

☐
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) which we launched in the fiscal quarter ended December 31, 2008.

Our “Other” business includes non-core businesses such as toll packaging, toll drying service and sales of ingredients and materials to industrial customers. A major portion of our “Other” business for the fiscal year ended March 31, 2010 was sales of surplus industrial milk powder which generated immediate cash flow for us. We do not anticipate sales of our other business to be as significant as going forward.

On September 16, 2008, we announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. During the fiscal year ended March 31, 2010, we reversed recall expense of $0.9 million, mostly being overestimated product replacement cost. We believes that the product recall has been substantially completed and estimates that there should be no further material product recall costs incurred. We believe that our response to the melamine crisis, as well as recall efforts, including instituting a voluntary recall were well recognized by the public and helped us to maintain our reputation, brand recognition and relationships with our distributors and suppliers.

Our net sales for the fiscal year ended March 31, 2010 decreased by 6.6% to $291.9 million from $312.5 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2010 increased by 56.1% to $83.4 million from $53.4 million for the prior fiscal year. Our net loss attributable to Synutra International, Inc. common shareholders for the fiscal year ended March 31, 2010 was $24.6 million, as compared to $100.5 million for the prior fiscal year.

The decrease in our net sales reflected in part the lingering impact of the product recall carried out in late calendar year 2008, as well as a greater proportion of rebates to distributors and the additional product discounts we provided to distributors beginning August 2009 to compensate distributors as they were carrying out certain product promotion activities that were previously handled by us.  However, there have been strong signs of recovery in end-market sales. According to data released by the Ministry of Commerce’s Commercial Information Center (CIC), the Company’s market share for the fiscal quarter ended March 31, 2010 was 7.0%, representing a significant increase from the 3.4% reported in October 2008, the month immediately following the melamine contamination incident. The Company’s powdered formula segment recorded a gross profit of $96.2 million, or 49.5% from net sales of $194.4 million for the fiscal year ended March 31, 2010, representing a significant improvement from fiscal year when the product recall happened. The sales of Super series infant formula accounted for about 57.2% of the volume of sales and 69.4% of the net sales for the segment for the fiscal year ended March 31, 2010. The Company believes that the improvement in sales of its Super series infant formula has led the segment in market recovery and helped to stabilize the Company’s market position.

Though powdered formula sales have improved since the quarter ended December 31, 2008 that immediately followed the recall, the Company has not yet recovered its pre-recall market share of approximately 10.5% in August 2008, according to CIC.  In order to regain its market leadership, the Company has focused on fundamental approaches to procure new customers through its integrated marketing platform, capitalizing on database resources built with a nationwide deployed team of more than 300 nutrition education specialists who work directly with medical and healthcare professionals at maternity wards or clinics throughout the country.  The Company also made sales and distribution system adjustments including a new control and monitoring mechanism aimed at improving sales efficiency and managing the effectiveness of our distribution channels which comprise of more than 540 independent distributors across the market. The Company believes that these initiatives are generating favorable results as reflected in the improved market share data for the fiscal quarter ended March 31, 2010 compared to the fiscal quarter ended December 31, 2008 that immediately followed the recall.

We offer rebates to distributors and supermarket retailers to sustain and increase our market share. Pursuant to these rebate programs, distributors and supermarket retailers receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. We record rebates as a reduction of revenues in the year in which these programs are offered. After the melamine contamination incident of 2008, we increased the rate of these rebates. Such measures were essential after the melamine contamination incident to stabilize our relationship with distributors. More recently, as the infant formula market in China gradually returned to normal, we have scaled back the rate of these rebates.

After the melamine contamination incident, the Company began to use imported milk powder in the powdered formula products and decreased the consumption of domestically produced milk powder. In light of the decrease in demand for domestically produced milk powder as well as increasing competition from other domestic raw milk suppliers, the Company decided to sell certain production facilities and dairy farms. On September 9, 2009, two subsidiaries of Synutra International, Inc., Baoquanling and Cow Breeding, entered into an asset purchase agreement (the “Agreement”) with Wondersun, to sell three dairy farms and two milk processing factories in China for approximately $28.9 million plus reimbursement for certain qualified construction in progress assets acquired subsequent to the valuation date, of which $4.4 million will be received in the fiscal year ending March 31, 2012.  The assets were classified as held for sale assets and were written down to the fair value less estimated cost to sell. No depreciation or amortization was recorded after September 9, 2009.

The estimated impairment loss on the assets group for the fiscal year ended March 31, 2010 was $5.9 million. As of March 31, 2010, the Company has transferred a majority of these assets to Wondersun. The Company believes the sale of these facilities will streamline the Company’s operations and benefit the Company’s long-term operating efficiency.

In the fiscal year ended March 31, 2010, we imported all the milk powder used for the production of our Super, U-Smart and Helanruniu series of products. In the meantime, our domestic production facilities continue to purchase raw milk locally to produce milk powder for commercial resale for our other business and for our Mingshan series of products. We intend to continue relying on imported milk powder for use in our Super, U-Smart and Helanruniu series of products in the foreseeable future. Due to the subsequent decline in the consumption of dairy based products in the PRC as a result of the melamine contamination incident and the significant increase in milk powder imports, there has been a nationwide inventory build-up of domestically produced milk powder in the PRC. Such inventory build-up has caused a decline in milk powder prices and has resulted in us taking a write-down of our inventory of industrial milk powder of $6.7 million for the fiscal year ended March 31, 2010. Currently milk powder, whether imported or domestically produced, accounts for approximately 37% of our raw materials inventory. We managed to reduce our overall inventory level by selling down significant portion of domestically produced raw milk powder at a loss for the fiscal year ended March 31, 2010, and resulting in a corresponding increase in our cost of goods sold of our “Other” business. We also sold some surplus imported milk powder. Sales of this surplus milk powder generated immediate cash flow, which was used in our operations. The inventory has decreased to $52.1 million as of March 31, 2010 from $114.7 million as of March 31, 2009, which management believes is optimal for our normal operating needs and close to the pre-recall inventory level.

The Company’s main operations are located in mainland China. Nevertheless, the current global economic disruption in the overall economy and financial markets could lead to reduced consumer confidence in the economy and consumer spending, which could negatively affect our financial position and results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—The disruptions in the overall economy and the financial markets that started in late calendar year 2007  may adversely impact our business and results of operations and may limit our access to additional financing.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2010, which was RMB6.8263 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 1, 2010, the mid rate was RMB 6.8279 to $1.00.

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following factors:

Perceptions of Product Quality and Safety

Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors that do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins. Moreover, a decrease in the quality and safety of any particular product could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. For example, the melamine contamination incident had resulted in a significant reduction in the sales of a number of major dairy product companies in China, including us. If a future market crisis involving any of our products should occur, especially if management failed to respond to such crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and adversely affect our results of operations.

Brand Recognition and Customer Loyalty

In recent years, there has been growing demand in China for premium infant formula products due to increasing consumer awareness of brand image and nutritional value of the products offered by leading producers. Although the market is still highly competitive, we believe that companies with strong national brands and customer loyalty will increasingly capture market share from regional brands with less brand recognition. Moreover, we believe brand recognition and customer loyalty are predominantly influenced by customer perceptions of the quality and safety of branded products. We believe the melamine contamination incident involving 22 infant formula producers has increased the importance of consumer perception of quality and safety and the need to maintain and increase brand recognition and customer loyalty.

Competition and Market Position

While China’s infant formula market is expected to grow significantly, competition is intense. The market has become highly fragmented in recent years as an increasing number of infant formula producers have entered the market. We face significant competition from domestic and multinational producers. A small number of multinational players enjoy significant market share in China, particularly in the more affluent major urban areas, based on greater brand name recognition among Chinese consumers. In addition, competition from domestic producers has become more intense in recent years, especially from large national milk companies, such as Yili, Yashili, Beingmate and Feihe, which have entered the infant formula market.

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

Raw Material Supply and Prices

The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, raw milk prices are affected by factors such as geographic location, fluctuations in production and competition. Historically, we have been able to meet our raw milk supply needs by building our processing facilities close to our milk suppliers and by maintaining long-term business relationships with milk collection stations. In the fiscal year ended March 31, 2010, all of the milk powder used for our Super, U-Smart and Helanruniu or Holsteina series products is imported. This has led to a significant reduction in our raw milk procurement.

Although we have not used as much raw milk in the aftermath of the melamine contamination incident, increases in the price of raw milk, milk powder and whey protein powder would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We might face inventory write-down if milk powder inventory continues to increase and milk powder prices continue to decline. We maintain inventories of raw materials and finished products, and our inventories may spoil.

Advertising and Sales Promotion Costs

We have historically relied on our extensive distribution network, our consumer education programs and customer relation services to market and sell our products. Following aggressive advertising and promotional campaigns in the fiscal year ended March 31, 2009, we reduced the expenditures on advertising and promotion, and have refocused our efforts to achieve effective market pull-through with new customers by supporting increased activities on the consumer-end and beyond the distribution channels by our field promoters in the communities and our nutrition education professionals at the medical and healthcare facilities. We expect to increase our advertising and promotion expenditures going forward.

Taxation

We file separate tax returns in the United States and China. Income taxes of our subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois and Synutra Delaware, applicable U.S. tax laws are followed.

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated a new tax law, which took effect beginning January 1, 2008. The Company’s PRC subsidiaries then measure and pay enterprise income tax pursuant to the new tax law. Under the new tax law, foreign investment enterprise and domestic companies are subject to a uniform income tax rate of 25%. The new tax law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations.

We operate under tax holidays in PRC, which are effective through December 2012. The impact of these tax holidays increased PRC taxes by $1.4 million for fiscal years ended March 31, 2010, and decreased PRC taxes by $3.2 million and $14.0 million for fiscal years ended March 31, 2009 and 2008, respectively. The benefit of the tax holidays on earnings per share was $(0.03), $0.06 and $0.26 for fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	2 years tax free (2004, 2005); 12% (2006, 2007); 12.5% (2008)
Heilongjiang Mingshan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Zhangjiakou Shengyuan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Inner Mongolia Shengyuan Food Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	20% (2009), 22% (2010), 24% (2011), 25% (2012)

Our income will be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see Part-I - Item 1A. Risk Factors—Risks Associated with Doing Business in China—Under China’s New Enterprise Income Tax Law (“EIT Law”), we may be classified as a “resident enterprise” of China. This classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Each of our PRC subsidiaries files stand-alone tax returns and we do not file a consolidated tax return.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with US GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates as a result of different assumptions or conditions.

The following critical accounting policies involve more significant judgments and estimates used in the preparation of our financial statements.

Revenue

We recognize revenue when title and risk and rewards for the products are transferred to the customer, price is fixed and determinable and collectability is reasonably assured. At the time of the sale, we also record estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of our nutritional product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. We apply this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

A small fraction of our nutritional product sales are through supermarket retailers directly. Our revenue arrangement with some of these retailers includes a right of return clause. Our price to the supermarkets is fixed. The supermarkets’ obligation to us would not be changed in the event of theft or physical destruction or damage of the product. We recognize revenue when the supermarkets have paid us, or the supermarkets are obligated to pay us and the obligation is not contingent on resale of the product. The amount of future returns are estimated and recognized in the current period.

Our gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers. These deductions represent estimates of the related obligations, requiring the use of judgment when estimating the impact of these sales deductions on gross sales for a reporting period. We report these adjustments as a reduction of gross sales to arrive at net sales.

•
We offer rebates to distributors and supermarket retailers to sustain and increase our product market share. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, we estimate rebates based on the specific terms in each agreement, historical experience, anticipated reimbursement channel mix and product growth rates. We consider the sales performance of products subject to rebates and other contract discounts and adjust the provision periodically to reflect actual experience. Actual amounts may differ if the actual performance vary from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

•
We offer product discounts to compensate distributors for the promotional activities which were previously performed by us. Prior to August 2009, promotional activities were generally jointly performed by distributors and us, and each party was responsible for the pre-determined portion of expense respectively. Effective August 2009, we established a monthly budget for promotional expenses. Distributors are responsible for organizing the promotional activities, and providing the documentation of their expenses, which would be recorded as product discounts to offset receivable from distributors in the applicable month.

•
We record a provision for estimated sales returns due to package damage and termination of distributorships. Due to the melamine contamination incident, the turnover rate of products in the distribution channel to end customers was significantly increased. To avoid the potential loss the distributors might suffer, we offered certain product exchange for those products approaching the expiration dates. To respond to the exchange program, since October 2009, we recorded estimated replacement costs for future potential product exchange program. The sales return amount represents management’s best estimates based on the available information at the time of estimate.

•
For product sales and promotions at supermarkets and shopping malls, certain expenses in relation to shelf display, end-cap placement, bar-coding, banner advertising, etc. are paid to supermarkets and shopping mall operators. These expenses are deducted from revenues in accordance with ASC 605, Revenue Recognition (previously EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product).”)

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts primarily based on the age of receivables and factors surrounding the credit risk of specific customers. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. We perform risk assessment for each customer, and provide specific allowance for those deemed to have high risk of uncollectibility. We also record provision for other customers without specific risks by review the aging of the receivables. Bad debts are written off as incurred.

Inventories

Our inventories are stated at the lower of cost or market. The valuation of inventory requires us to estimate excess and slow moving inventory. The determination of the value of excess and slow moving inventory is based upon assumptions of future demands and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record write-down against the cost of inventories for a decline in market. Inventory write-down charges establish a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information and project future demand. Market conditions are subject to change and actual consumption of inventories could differ materially from forecasted demand. Furthermore, the price of raw milk and milk powder are subject to fluctuations based on global supply and demand. If actual market conditions are less favorable or other factors arise that are significantly different from those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required.

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

In accordance with ASC 740, “Income Taxes” (previously SFAS No. 109, “Accounting for Income Taxes,”) we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset and increasing our income tax expense in the year such determination is made.

ASC 740-30, “Income Taxes – Other Considerations or Special Areas” (previously APB Opinion No. 23, “Accounting for Income Taxes, Special Areas,”) does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2010, we believed all earnings generated in China would be permanently reinvested and as a result, we did not record any income taxes on such earnings.

We adopted ASC 740-10, “Income Taxes” (previously FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”) effective April 1, 2007. In accordance with ASC 740-10, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2010, we had recorded liabilities of $1.0 million for our PRC subsidiaries.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2010, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets

We account for goodwill and intangible assets with indefinite lives in accordance with Accounting Standards Codification (ASC) No. 350-10, “Intangibles-Goodwill and other – Overall” (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”) or ASC No.350-10. ASC No.350-10 states that goodwill and intangible assets with indefinite lives are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct our annual impairment testing on March 31 to determine if we will be able to recover all or a portion of the carrying value of goodwill and intangible assets with indefinite lives.

The application of the impairment test requires judgment, including the identification of reporting units, assignments of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Further, the impairment test involves the use of accounting estimates and assumptions related to future operating results. Consistent with the requirements of ASC No.350-10, the fair values of our reporting units are generally based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units.

Prior to performing the goodwill impairment testing process for a reporting unit under ASC No.350-10, if there is reason to believe that other non-goodwill related intangible assets may be impaired, these other intangible assets must first be tested for impairment under ASC No.350-10 or ASC No.360-10 -35, “Property, plant and equipment – Overall – Subsequent measurement” (previously SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), or ASC No.360-10 -35. Assets governed by ASC No.360-10 -35 require a recoverability test for impairment whereby the gross undiscounted cash flows are determined specific to the asset. For non-goodwill related intangible assets with indefinite lives, a fair value determination is made. If the carrying value of the asset exceeds the fair value, then impairment occurs. The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

These impairment tests also involve the use of accounting estimates and assumptions that management believed to be reasonable, the results of which form the basis for our conclusions. Significant changes to these estimates and assumptions could adversely impact our conclusion to these impairment tests.  We will continue to closely monitor our financial performance and projections for our reporting units and the economic conditions of the product end-markets. Any significant change in market conditions and estimates or judgments could give rise to impairment in the period that the change becomes known.

No goodwill or indefinite lived intangible assets have been impaired during any of the periods presented.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of income and certain other information, each expressed as a percentage of net sales.

	Fiscal Years Ended March 31,
	2010		2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(in thousands)
Net sales	$291,886	100.0%	$312,528	100.0%	$362,090	100.0%
Cost of sales	208,476	71.4%	259,086	82.9%	175,568	48.5%
Gross profit	83,410	28.6%	53,442	17.1%	186,522	51.5%
Selling and distribution expenses	43,989	15.1%	44,178	14.1%	34,449	9.5%
Advertising and promotion expenses	33,854	11.6%	115,478	36.9%	76,388	21.1%
General and administrative expenses	24,509	8.4%	25,455	8.1%	16,013	4.4%
Impairment loss	5,894	2.0%	—	—	—	—
Other operating income, net	894	0.3%	5,790	1.9%	1,492	0.4%
Income (loss) from operations	(23,942)	-8.2%	(125,879)	-40.3%	61,164	16.9%
Interest expense	8,603	2.9%	4,857	1.6%	6,354	1.8%
Interest income	1,850	0.6%	341	0.1%	1,801	0.5%
Other expense, net	1,081	0.4%	580	0.2%	3,084	0.9%
Income (loss) before income tax expense (benefit)	(31,776)	-10.9%	(130,975)	-41.9%	53,527	14.8%
Income tax expense (benefit)	(6,904)	-2.4%	(30,386)	-9.7%	7,855	2.2%
Net income (loss)	(24,872)	-8.5%	(100,589)	-32.2%	45,672	12.6%
Net income (loss) attributable to the noncontrolling interest	(257)	-0.1%	(40)	-0.0%	11	0.0%
Net income (loss) attributable to Synutra International, Inc. common shareholders	$(24,615)	-8.4%	$(100,549)	-32.2%	$45,661	12.6%

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Net Sales

Net sales for the fiscal year ended March 31, 2010 decreased by 6.6% to $291.9 million from $312.5 million for the prior fiscal year. This decrease in net sales was mainly due to the lingering impact of melamine contamination incident on our powdered formula segment, partially offset by an increase in the sales of surplus industrial milk powder of our “Other” business.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names accounted for 66.6% of our total sales for the fiscal year ended March 31, 2010. Net sales of our powdered formula products for the fiscal year ended March 31, 2010 decreased by 31.8% to $194.4 million from $284.8 million for the prior fiscal year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 19.6% to 24,438 tons for the fiscal year ended March 31, 2010 from 30,383 tons for the prior fiscal year, due primarily to a slow-down in sales activities following the melamine contamination incident.

•
The average selling price of our powdered formula products for the fiscal year ended March 31, 2010 decreased by 15.1% to $7,954 per ton from $9,374 per ton for the prior fiscal year. While our quoted product prices have not changed significantly from August 2008 to March 2010 and our revenue mix is shifting to higher-priced products, our average selling prices has remained below pre-recall levels, because management believes more aggressive rebates and discounts to distributors, which are recorded as a reduction to our net sales, are important incentives to motivate our sales and distribution networks in regaining market share. Also, beginning in August 2009, distributors are responsible for organizing local promotion activities, which were previously jointly organized by the distributors and us, to make quicker response to market trends and to improve efficiency. The compensation to distributors for this change are recorded as reduction of net sales, instead of marketing expense. As we recover from the melamine contamination incident, we believe the average selling price should gradually return to pre-recall levels and we expect to decrease the amount of rebates to our distributors. For example, the average selling price of our powdered formula products for the fiscal quarter ended March 31, 2010 was $8,619 per ton, compared to the pre-recall level of $9,036 per ton for the fiscal quarter ended June 30, 2008.

Baby food segment

Net sales of baby food segment for the fiscal year ended March 31, 2010 was $886,000, representing sales of prepared baby food, such as cooked meat and vegetables, which began its operation in March 2009.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2010 was $1.5 million, representing chondroitin sulfate sold to third parties. There were also inter-segment sales of $11.3 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to $3.4 million fro the fiscal year ended March 31, 2009. We did not have any external sales in this segment for the fiscal year ended March 31, 2009.

Other

Other sales for the fiscal year ended March 31, 2010 was $95.2 million, which mainly included sales of surplus milk powder to industrial customers of $80.0 million, as compared to $27.4 million for the prior fiscal year.  The significant increase was due to the fact that after the melamine contamination incident, actual sales of powdered formula segment was lower than what we had initially estimated which led to a build up of milk powder, both imported and self-produced. We sold the surplus portion of the milk powder to industrial customers during the fiscal year ended March 31, 2010 and generated immediate cash. We regard this as an one-off event caused by the melamine contamination incident and do not anticipate our other business to be significant going forward.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2010 decreased by 19.5% to $208.5 million from $259.1 million for the prior fiscal year. The decrease in the cost of sales is due primarily to a decrease in the sales volume of our powdered formula products in the fiscal year ended March 31, 2010, and the product recall cost which was recorded in the fiscal year ended March 31, 2009, and partially offset by an increase in cost of sales of surplus industrial milk powder in the fiscal year ended March 31, 2010.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal year ended March 31, 2010 decreased by 58.1% to $98.2 million from $234.5 million for the prior fiscal year. The decrease in the cost of sales is due primarily to the lingering impact of the melamine contamination incident on the sales volume of our powdered formula products for the fiscal year ended March 31, 2010, and the significant product recall cost recorded in the fiscal year ended March 31, 2009.

Baby food segment

Cost of sales of baby food segment for the fiscal year ended March 31, 2010 was $793,000, representing cost of sales of prepared baby food, such as cooked meat and vegetables, which began its operation in March 2009.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2010 was $2.7 million, representing chondroitin sulfate sold to third parties. There were also inter-segment sales of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products. We did not have external cost of sales in this segment for the fiscal year ended March 31, 2009.

Other

Other cost of sales for the fiscal year ended March 31, 2010 was $106.8 million, which mainly included the cost of sales of surplus milk powder of $85.4 million and write-down of industrial milk powder of $6.7 million due to a decline in selling price as a result of lower-priced domestically produced milk powder, as compared to $24.5 million for the prior fiscal year. We do not anticipate the cost of sales going forward to be as significant.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2010 increased by 56.1% to $83.4 million from $53.4 million for the prior fiscal year. Gross profit for our powdered formula products for the fiscal year ended March 31, 2010 increased by 91.1% to $96.2 million from $50.3 million for the prior fiscal year. Gross profit for our baby food segment for the fiscal year ended March 31, 2010 was $93,000. Gross loss for our nutritional ingredients and supplements segment for fiscal year ended March 31, 2010 was $1.2 million, as the business is still at its early stage and we were in the process of developing a new sales channel. Gross loss for other business for the fiscal year ended March 31, 2010 was $11.7 million, primarily due to the loss from sales of domestically produced milk powder and write-down of domestically produced milk powder in inventory. In order to improve our working capital situation, we sold part of milk powder which was surplus to our own requirement for the fiscal year ended March 31, 2010.

Our overall gross margin increased to 28.6% for the fiscal year ended March 31, 2010 from 17.1% for the prior fiscal year. Our gross margin for powdered formula products was 49.5% for the fiscal year ended March 31, 2010, as compared to 17.7% for the prior fiscal year. Our gross margin for baby food segment for the fiscal year ended March 31, 2010 was 10.5%. Gross margin for nutritional ingredients and supplements segment for the fiscal year ended March 31, 2010 was negative 84.2%. Gross margin for other business for the fiscal year ended March 31, 2010 was negative 12.3%.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2010 decreased slightly by 0.4% to $44.0 million from $44.2 million for the prior fiscal year. This decrease was a combined result of a decrease in freight charges and sales administration expense due to tightened budgetary control, partially offset by an increase in compensation expenses for our sales force. Total compensation for our sales force for the fiscal year ended March 31, 2010 increased by 16.8% to $25.3 million from $21.7 million for the prior fiscal year due to a pay raise for the sales staff in the fiscal quarter ended June 30, 2009, partially offset by a slight decrease in the number of sales staff to 2,917 as of March 31, 2010 from 2,997 as of March 31, 2009. Freight charges for the fiscal year ended March 31,

2010 decreased by 36.1% to $4.7 million from $7.4 million for prior fiscal year, due primarily to the freight charges accrual for product recall in prior fiscal year and a decrease of sales volume.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2010 decreased significantly by 70.7% to $33.9 million from $115.5 million for the prior fiscal year. Advertising expenses for the fiscal year ended March 31, 2010, which accounted for 49.3% of total advertising and promotion expenses, decreased by 77.1% to $16.7 million from $72.8 million for the prior fiscal year. Promotion expenses for the fiscal year ended March 31, 2010, which accounted for 50.7% of total advertising and promotion expenses, decreased by 59.8% to $17.2 million from $42.7 million for the prior fiscal year, as certain promotions were carried out directly by distributors in exchange for us providing such distributors with an increase in product discount which was recorded as reduction to net sales. Following aggressive advertising and promotional campaigns in the fiscal quarter ended March 31, 2009 to regain market share in the immediate aftermath of the melamine contamination incident, we reduced our advertising and promotion expenses, and have refocused our efforts in the subsequent quarters to achieve effective market pull-through with new customers and to improve brand loyalty. The significant decrease reflected a redeployment of resources to support activities on the consumer-end and beyond the distribution channels by our field promoters in the communities and our nutrition education professionals at the medical and healthcare facilities. The reduction of advertising and promotion expenses also helped to improve our liquidity position in early quarters of the fiscal year ended March 31, 2010. As our operations gradually returned to their normal condition, we resumed since March 2010 our advertisement in major Chinese TV stations and we expect to increase our advertising and promotion expenses going forward.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2010 decreased slightly by 3.7% to $24.5 million from $25.5 million for the prior fiscal year. The decrease in general and administrative expenses was a combined result of a net contribution of $2.3 million made to the compensation fund set up by China Dairy Industry Association for the settlement of existing and potential claims in China from families of infants affected by melamine contamination and $1.8 million write-off of legal and professional fees incurred for the terminated equity capital markets transaction for the prior fiscal year, partially offset by an increase of $2.3 million in bad debt allowance in the fiscal year ended March 31, 2010 due to extended credit term to help the recovery of distributors and termination of certain distributorship after the melamine contamination incident.

Impairment Loss

We recorded impairment loss of $5.9 million for the fiscal year ended March 31, 2010 which represented the difference between the estimated fair value and carrying value of the assets sold by our subsidiaries, Baoquanling and Cow Breeding.

Other operating income, net

Other operating income for the fiscal year ended March 31, 2010 decreased to $894,000 from $5.8 million for the prior fiscal year. Other operating income for the fiscal year ended March 31, 2010 represents a general purpose government subsidy from a local government.

Interest Expense

Interest expense for the fiscal year ended March 31, 2010 increased to $8.6 million from $4.9 million for the prior fiscal year, due primarily to the significant increase in bank borrowings after the melamine contamination incident.

Interest Income

Interest income for the fiscal year ended March 31, 2010 increased to $1.9 million from $0.3 million for the prior fiscal year, due primarily to the increased cash deposit pledged for short-term loans, which had a higher interest rate than cash equivalents.

Income Tax Benefit

As a result of the net loss, we recorded an income tax benefit of $6.9 million for the fiscal year ended March 31, 2010, as compared to $30.4 million for prior year. Our effective tax rate decreased to 21.7% for the fiscal year ended March 31, 2010 from 23.2% for the prior fiscal year.  The decrease in the effective tax rate was driven primarily by the valuation allowance for net operating loss carryforward of certain subsidiaries and tax credits carryforward for PRC equipment purchasing, partially offset by the effect of tax refund which represented refund of overpaid income tax prior to the melamine contamination incident.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal year ended March 31, 2010 was $24.6 million, as compared to net loss of $100.5 million for the prior fiscal year.

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

Powdered formula segment

Net sales of our powdered formula products, including infant milk formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names, accounted for 91.1% of our total sales for the fiscal year ended March 31, 2009. Net sales of our powdered formula products for the fiscal year ended March 31, 2009 decreased by 11.3% to $284.8 million from $321.1 million for the prior fiscal year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 26.5% to 30,383 tons for the fiscal year ended March 31, 2009 from 41,359 tons for the prior fiscal year, due primarily to a slow-down in sales activities in the second half of September 2008 to March 2009 following the melamine contamination incident, partially offset by significant business growth experienced in the months from April to August in 2008.

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

Nutritional ingredients and supplements segment

There were no external sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2009. There were inter-segment sales of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products. We did not have any net sales in this segment in the fiscal year ended March 31, 2008.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2009 increased by 47.6% to $259.1 million from $175.6 million for the prior fiscal year. The increase in the cost of sales is due primarily to the increase of product recall related cost, partially offset by a decrease in the sales volume of our powdered formula products.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal year ended March 31, 2009 increased by 64.7% to $234.5 million from $142.4 million for the prior fiscal year. The increase in the cost of sales is due primarily to increase of product recall related cost, partially offset by a decrease in the sales volume of our powdered formula products. The portion of the product recall cost, which has been recognized in cost of sales for the fiscal year ended March 31, 2009, was $96.6 million, reflecting the cost of recalled products of $48.1 million and the write-down and write-off of affected inventory of $48.5 million. The sales volume of powdered formula products sold for the fiscal year ended March 31, 2009 decreased by 10,976 tons as compared to the prior fiscal year.

Baby food segment

We acquired the prepared baby food business from Huilian in October 2008. The business began to generate sales for us in March 2009.

Nutritional ingredients and supplements segment

There were no external cost of sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2009. There were inter-segment cost of sales of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products. We did not have any cost of sales for this segment in the fiscal year ended March 31, 2008.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2009 decreased by 71.4% to $53.4 million from $186.5 million for the prior fiscal year. Gross profit for our powdered formula products for the fiscal year ended March 31, 2009 decreased by 71.9% to $50.3 million from $178.7 million for the prior fiscal year due primarily to the significant costs in relation to product recall including the cost of recalled products and the write-down and write-off of affected inventory, and due also to decreased sales in the last three fiscal quarters of the fiscal year ended March 31, 2009 following the melamine contamination incident. Gross profit for our baby food segment and nutritional ingredients and supplements segment for the fiscal year ended March 31, 2009 were $0.2 million and nil, respectively.

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

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2009 increased by 28.5% to $44.2 million from $34.4 million for the prior fiscal year. This increase was primarily due to an increase in compensation expenses for our sales force, an increase in travel and communication expenses and the freight charges relating to product recall and replacement. Total compensation for our sales force for the fiscal year ended March 31, 2009 increased by 49.7% to $21.7 million from $14.5 million for the prior fiscal year. This increase was primarily due to the compensation paid to the field promoters (nutrition consultants), who were previously paid by our distributors on a commission basis, during the months of October to December 2008 following the melamine contamination incident. We assumed such expenses in order to retain the services of these field promoters as their commission-based salaries decreased significantly during this period. In addition, the increase in the number of sales staff to 2,997 as of March 31, 2009 from 2,780 as of March 31, 2008 also contributed to the increase in compensation expense relating to our sales force. Travel and communication expenses for the fiscal year ended March 31, 2009 increased by 69.0% to $7.1 million from $4.2 million for the prior fiscal year, due mainly to the expansion of our business. The freight charges of $2.6 million relating to product recall and replacement also contributed to the increase in selling and distribution expenses.

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

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2009 increased by 59.4% to $25.5 million from $16.0 million for the prior fiscal year. The increase in general and administrative expenses was primarily due to a net contribution of $2.3 million made to the compensation fund set up by China Dairy Industry Association for the settlement of existing and potential claims in China from families of infants affected by melamine contamination, an increase of $2.6 million in salary and social insurance as result of the increased headcount, an increase of $1.7 million in rental expenses for new office space, and an increase of $2.2 million in bad debt expense due to increased accounts receivable balance and risk caused by melamine contamination incident.

Other operating income, net

Other operating income for the fiscal year ended March 31, 2009 increased by 286.7% to $5.8 million from $1.5 million for the prior fiscal year. The increase in other operating income was primarily due to a grant received from local government in recognition of our significant contribution to the local economy.

Interest Expense

Interest expense for the fiscal year ended March 31, 2009 decreased to $4.9 million from $6.4 million for the prior fiscal year, due primarily to the amortization of debt discount associated with the issuance of warrants to RBS which amounted to $2.6 million in the fiscal year ended March 31, 2008, which was offset by the increased interest expenses due to significant borrowing after the melamine contamination incident in the fiscal year ended March 31, 2009.

Interest Income

Interest income for the fiscal year ended March 31, 2009 decreased to $0.3 million from $1.8 million for the prior fiscal year due to significant decrease in our cash and cash equivalent balances.

Income Tax Benefit (Expense)

As a result of the net loss arising primarily from the cost of the product recall, we recorded an income tax benefit of $30.4 million for the fiscal year ended March 31, 2009, as compared to an income tax expense of $7.9 million for the prior fiscal year. Our effective tax rate increased to 23.2% for the fiscal year ended March 31, 2009 from 14.7% for the prior fiscal year. This increase in our effective income tax rate was primarily due to the expirations of tax holidays enjoyed by certain subsidiaries in China.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. common shareholders for the fiscal year ended March 31, 2009 was $100.5 million, as compared to net income of $45.7 million for the prior fiscal year.

Liquidity and Capital Resources

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. As a result of the melamine contamination incident and subsequent loss of sales, the Company experienced significant operating losses, negative cash flows from operations, a working capital deficit and non-compliance with certain covenants of its loan agreement with RBS, and the Company included a statement raising substantial doubt about its ability to continue as a going concern in Note 2 of its financial statements included in its annual report on form 10-K for the fiscal year ended March 31, 2009.

The melamine contamination incident has significantly impacted our liquidity. Since the damage to our reputation caused by the melamine contamination incident will take time to recover, the net sales of our powdered formula products were negatively impacted for the fiscal years ended March 31, 2010 and 2009, and we incurred substantial cash outflow for the purchase of raw materials and for operating expenses during those fiscal years.

The Company’s status has improved in the fiscal year ended March 31, 2010. Although the full year operating result was still a loss and the full year cash flows generated from operating activities was still negative, the fourth quarter income from operations was a profit of $11.8 million and the third and fourth quarter cash flows from operations was a net inflow of $19.4 million and $17.4 million, respectively. Other than the profit and operating cash generated, the Company took other measurements to overcome liquidity difficulties, including the following:

•
Compliance with debt covenants: In conjunction with the negotiation with RBS, the Company was able to resolve the debt covenant noncompliance issue and has been and is expected to be in full compliance with the renegotiated debt covenant through the debt maturity.

•	Availability of credit facilities: The Company has full and unrestricted access to committed and available bank standby credit facilities of $96.8 million as of March 31, 2010.

•
Restructure of indebtedness: Part of the Company’s debt has been restructured subsequent to the balance sheet date. From April 1, 2010 to June 1, 2010, in order to further improve working capital condition, the Company prepaid short-term and long-term borrowings from PRC banks in the amount of $49.8 million, with original maturity date ranging from September 2010 to April 2011 and with weighted average interest rate of 5.5%, and borrowed long-term loan from the same PRC banks in the same amount, with maturity date ranging from August 2011 to May 2012 and with weighted average interest rate of 5.4%.

•
Disposal of assets: The Company sold assets of Baoquanling and Cow Breeding, at the price of $28.9 million, to Wondersun. By the end of fiscal year 2010, the Company had collected the proceeds of $20.2 million.

•
Sales of surplus industrial milk powder: during the fiscal year ended March 31, 2010, the Company sold surplus milk powder to industrial customers for $80.0 million, most of which has generated operating cash flow for the Company.

As a result, the working capital deficit had narrowed to $27.6 million as of March 31, 2010 from $80.4 million as of March 31, 2009.

Prior to the melamine contamination incident, cash generated from our operating activities was sufficient for normal operating needs, and financing from banks was used to fund investing activities such as the expansion of our manufacturing plant.

We believe that the product recall has been substantially completed as of March 31, 2010 and do not expect  further material cash outflows in connection with the product recall.

Our cash and cash equivalent balance increased to $48.7 million at March 31, 2010, as compared to $37.7 million at March 31, 2009.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$(11,824)	$(109,488)	$38,229
Net cash provided by (used in) investing activities	56,529	(127,287)	(33,096)
Net cash provided by (used in) financing activities	(33,804)	174,871	64,731
Effect of foreign currency translation on cash and cash equivalents	56	2,215	6,725
Net cash flow	$10,957	$(59,689)	$76,589

Cash Flows from Operating Activities

Net cash used in operating activities was $11.8 million for the fiscal year ended March 31, 2010, as compared to $109.5 million for the prior fiscal year. Net cash used in operating activities for the fiscal year ended March 31, 2010 included net loss of $24.9 million, non-cash items not affecting cash flows of $18.2 million, and a $5.2 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2010, were primarily related to a $61.3 million decrease in inventories due to sales of surplus industrial milk powder, and a $57.2 million decrease in accounts payable due to the settlement of certain accumulated extended liabilities. In the fiscal year ended March 31, 2010, we spent $217.7 million to purchase raw materials and other production materials, $38.1 million in staff compensation and social welfare, $33.2 million in other taxes, $86.4 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $374.7 million from our customers.

Net cash used in operating activities was $109.5 million for the fiscal year ended March 31, 2009, as compared to net cash provided by operating activities of $38.2 million for the prior fiscal year. Net cash used in operating activities for the fiscal year ended March 31, 2009 included net loss of $100.5 million, non-cash items not affecting cash flows of $20.0 million, and a $11.1 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2009, were primarily related to a $50.9 million increase in inventories due to the increase in goods-in-transit for imported milk powder, a $77.0 million increase in accounts payable due to a credit term extension from our suppliers resulting from our tightened liquidity position and payable for goods-in-transit for imported milk powder, a $13.4 million increase in accounts receivable due to our extended credit term to certain distributors, a $5.6 million increase in income tax receivable due to prepaid income tax before the melamine contamination incident, and a $4.5 million increase in product recall provision. For the fiscal year ended March 31, 2009, we spent $238.8 million to purchase raw materials and other production materials, $33.0 million in staff compensation and social welfare, $33.8 million in other taxes, $197.1 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $403.8 million from our customers.

Net cash provided by operating activities was $38.2 million for the fiscal year ended March 31, 2008. Net cash provided by operating activities for the fiscal year ended March 31, 2008 included net income of $45.7 million, non-cash items not affecting cash flows of $5.6 million, partially offset by $13.0 million of negative changes in working capital. The changes in working capital for the year ended March 31, 2008, were primarily related to $39.1 million increase in inventory, $5.7 million increase in prepaid expense and other current assets, $4.1 million increase in accounts receivable, and partially offset by $9.4 million decrease in due from related parties, $6.8 million increase in accounts payable, and $8.1 million increase in other liabilities. The increase in inventory was due to several factors: our increased production and sales, the acquisition of Baoquanling and its inventory, and direct whey protein purchase from Eurosérum in France. Due to the distance of Eurosérum and the longer delivery time, we kept more whey protein inventory in our warehouse and had more whey protein in-transit as our inventory. In the fiscal year ended March 31, 2008, we spent $198.4 million to purchase raw materials and other production materials, $21.7 million in staff compensation and social welfare, $19.7 million in other taxes, $143.5 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $431.5 million from our customers.

Cash Flows from Investing Activities

Net cash provided by investing activities was $56.5 million for the fiscal year ended March 31, 2010, as compared to net cash used in investing activities of $127.3 million for the prior fiscal year. Cash invested in purchases of property and equipment was $13.3 million and $44.9 million for the fiscal year ended March 31, 2010 and 2009, respectively. The decrease is mainly due to the suspension of major investing projects in the aftermath of the melamine contamination incident. We expect the suspension will slow down our expansion into the baby food business. Cash inflow from restricted cash was $51.1 million for the fiscal year ended March 31, 2010 due to repayment of certain bank borrowings which was secured by cash, as compared to cash outflow for restricted cash of $73.9 million for the prior fiscal year. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of machinery and raw materials and as pledges for certain short-term borrowings.

Net cash used in investing activities was $127.3 million for the fiscal year ended March 31, 2009, as compared to $33.1 million for the prior fiscal year. Cash invested in purchases of property and equipment was $44.9 million and $36.5 million for the fiscal year ended March 31, 2009 and 2008, respectively. This increase in net cash used in investing activities is primarily due to our plant expansion to increase our production capacity prior to the melamine contamination incident, partially offset by the suspension of major investing projects in the aftermath of such event. We expect the suspension will slow down our expansion into the baby food business. Cash outflow for restricted cash was $73.9 million for the fiscal year ended March 31, 2009, as compared to cash inflow from restricted cash of $4.2 million for the prior fiscal year due to a significant increase in certain bank borrowings which was pledged by cash. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of machinery and raw materials and as pledges for certain short-term borrowings.

Net cash used in investing activities was $33.1 million for the fiscal year ended March 31, 2008. This was due primarily to our plant expansion to increase our production capacities. Cash invested in purchases of property and equipment was $36.5 million for the fiscal years ended March 31, 2008. Cash inflow from restricted cash was $4.2 million for the fiscal year ended March 31, 2008. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit.

Cash Flows from Financing Activities

Net cash used in financing activities was $33.8 million for the fiscal year ended March 31, 2010. Cash provided by financing activities during the fiscal year ended March 31, 2010 was primarily related to $337.7 million in short-term loans from PRC banks in China and a company controlled by our Chairman and Chief Executive Officer, $32.2 million in long-term loans from domestic banks in China, offset by $403.7 million repayment of short-term loans to banks in China.

Net cash provided by financing activities was $174.9 million for the fiscal year ended March 31, 2009. Cash provided by financing activities during the fiscal year ended March 31, 2009 was primarily related to $238.2 million in short-term loans from banks in China, $7.5 million loan from related parties, $8.8 million in long-term loans from banks in China, offset by $77.3 million repayment of short-term loans from PRC banks and $1.9 million repayment of long-term loans from PRC banks.

Net cash provided by financing activities was $64.7 million for the fiscal year ended March 31, 2008. Cash provided by financing activities during the fiscal year ended March 31, 2008 was primarily related to $65.8 million in the proceeds from the issuance of common stock to Warburg, $60.2 million in short-term loans from banks in China and RBS, and a $35.0 million in long-term loan from RBS, offset by the repayment of $96.2 million in short-term borrowings from banks in China and RBS.

Outstanding Indebtedness

On April 19, 2007, the Company entered into a bridge loan agreement with ABN AMRO Bank N.V., Hong Kong branch (now known as The Royal Bank of Scotland N.V. (“RBS”), in the amount of $35.0 million (the “Bridge Loan Agreement”). Among other terms, pursuant to a USD facility side letter and warrant agreement dated April 19, 2007 between the Company and RBS, the Company was obligated to issue warrants to RBS to purchase up to 400,000 shares of the Company’s common stock. On April 19, 2007 and October 11, 2007, respectively, the Company issued warrants to purchase 200,000 shares of its common stock at $8.84 per share and the remaining 200,000 shares at the same price. All of the warrants may be exercised up to the third anniversary of the completion of a “Qualified Public Offering”, as defined in the warrant agreement.

On October 11, 2007, RBS and another lender provided a three year term loan (the “Original Loan”), to the Company in the aggregate amount of $35.0 million. The principal amount, and any unpaid accrued interest on the Original Loan, will be due on October 11, 2010 and may be prepaid without penalty. The Original Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock of Synutra Illinois.

The loan agreement for the Original Loan (the “Original Loan Agreement”) provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The Original Loan Agreement also contains certain financial covenants, including a requirement to maintain specified leverage ratio, interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off and subsequent loss of sales, the Company has not been able to meet two of the financial covenants since September 30, 2008 and all four financial covenants since December 31, 2008. The Company requested the lenders to waive these breaches and to reset the financial covenants for the following quarters, and placed $5.0 million as cash deposit. On February 26, 2010, the Company entered into an amendment (the “Amendment”) to its Original Loan Agreement with RBS as administrative agent, as collateral agent and as arranger, and certain lenders party thereto (the “Lenders”). Pursuant to the Amendment, the Lenders and RBS agreed to waive their rights and remedies of the Company’s breaches of certain covenants under the Original Loan Agreement in exchange for a waiver fee equal to 0.5% of the aggregate principal amount outstanding under the Original Loan Agreement as of February 26, 2010, or approximately $175,000. In addition, the Amendment amends the Original Loan Agreement, among other things, to increase the interest rate of the loan from LIBOR plus 3.5% to LIBOR plus 4.5%, to place additional cash deposits under certain circumstances, to increase the cash deposit to an aggregate amount not in excess of $1 0.0 million, and replace the financial covenants with a single requirement to maintain consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) that is no lower than the minimum Consolidated EBITDA specified in the Original Loan Agreement, as amended. The Company has performed an analysis on the consolidated EBITDA and confirmed that the financial covenant was satisfied as of March 31, 2010.

In addition to the RBS Loans, as of March 31, 2010 and 2009, the Company had short-term debt from PRC banks in the amount of $94.2 million and $186.2 million, respectively.  The maturity dates of the short-term debt outstanding range from April 2010 to March 2011. The weighted average interest rate on short-term debt from PRC banks outstanding at March 31, 2010 and 2009 was 4.7% and 4.1%, respectively. The loans at March 31, 2010 and 2009 were secured by the pledge of certain fixed assets held by the Company of $33.4 million and $34.2 million, respectively; the pledge of the Company’s land use rights of $2.2 million and $3.4 million, respectively; and the pledge of cash deposits of $11.7 million and $66.1 million, respectively.

As of March 31, 2010 and 2009, the Company had long-term debt, including current portion, from PRC banks in the amount of $67.4 million and $8.8 million, respectively. The maturity date of the long-term loans and long term loans due within one year outstanding from PRC banks at March 31, 2010 is from November 2010 to January 2013. The weighted average interest rate of outstanding long-term loans at March 31, 2010 and 2009 was 5.4% and 5.4%, respectively. The Company had $0.9 million and nil of loans at March 31, 2010 and 2009, respectively, that were secured by the pledge of the Company’s land use right.

As of March 31, 2010, the Company had unused credit facility of $96.8 million from certain PRC banks. The interest rate will be negotiated by both parties upon future drawdown.

Apart from borrowings from banks, the Company had short term loans from related parties in the amount of $3.9 million and $7.5 million as of March 31, 2010 and 2009, respectively. The maturity dates of related party loans at March 31, 2010 are from October 2010 to January 2011, and are extendable on the same terms upon maturity.

Tabular Disclosure of Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. We plan for and measure our liquidity and capital resources through an annual budgeting process.

Below is a table setting forth our contractual obligations as of March 31, 2010:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and related interest payment obligations	$108,827	$66,011	$42,816	$—	$—
Capital lease obligations	17,784	473	946	946	15,419
Operating lease obligations	66,400	1,590	3,683	3,539	57,588
Advertising commitments	18,910	18,910	—	—	—
Capital expenditure commitments	2,547	2,494	53	—	—
Total	$214,468	$89,478	$47,498	$4,485	$73,007

We computed the long-term debt-related interest based on the interest rate as of March 31, 2010.

As of March 31, 2010, our uncertain income tax liability was $1.0 million. We are unable to reasonably estimate the timing of the effective settlement of this tax position.

Capital Expenditures

Our capital expenditures were $13.3 million, $44.8 million and $36.5 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Our planned capital expenditures for the fiscal year ending March 31, 2011 will be for expanding production facilities and building research and development center. However, the actual use of the capital expenditure may differ depending on our cash flow status.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends ASC 820 (formerly Statement No. 157, Fair Value Measurements) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than as a net basis as currently required.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010.  Early application is permitted and in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes.  We do not expect significant impact of adoption on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates and foreign exchange rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and banks regarding current and future economic conditions and the review of market projections.

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

Because our earnings and cash assets are denominated in Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Chinese operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the Renminbi, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the Renminbi. Additionally, foreign exchange rate fluctuations on transactions denominated in Renminbi other than the functional currency results in gains and losses that are reflected in our Consolidated Statement of Income. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Considering the RMB balance of our cash and cash equivalents as of March 31, 2010, which amounted to $48.7 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.5 million of the balance.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk as very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2010. We currently do not use interest rate swaps to manage exposure to interest rate changes.

Currently, we are exposed to interest rate risk primarily associated with: the RBS Loan, a variable-rate debt obligation based on LIBOR, with the carrying value of $35.0 million which approximates its fair value at March 31,

2010. A 1.0% change in the LIBOR would result in an increase or decrease of approximately $350,000 in our annual interest expense.

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

Commodities Risk

Raw milk, imported milk powder and whey protein are the principal raw materials in the Company’s business, accounting for over 70% of the Company’s production costs. Domestically produced milk powder and other dairy based ancillary products are also the Company’s products for commercial sales. As such, the Company is exposed to the fluctuations in the price of raw milk, milk powder and whey protein. During the past two fiscal years, the rise and fall in the prices of these commodities have affected the Company’s business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of the Company’s powdered formula products, but may also adversely affect the gross margin of domestically produced milk powder and other dairy based ancillary products for commercial sales.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Synutra International, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income,  comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2010 and related financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synutra International, Inc. and subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the adoption of new accounting standard related to the presentation and disclosure requirements for noncontrolling interests.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.
Shanghai, China
June 9, 2010

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$48,693	$37,736
Restricted cash	33,384	84,338
Accounts receivable, net of allowance of $4,355 and $1,452, respectively	26,013	23,826
Inventories	52,134	114,724
Due from related parties	8,111	2,463
Income tax receivable	523	1,476
Receivable from assets disposal	5,879	—
Prepaid expenses and other current assets	8,209	13,436
Deferred tax assets	33,390	16,276
Total current assets	216,336	294,275

Property, plant and equipment, net	110,037	144,481
Land use rights, net	5,996	6,374
Intangible assets, net	3,394	3,136
Goodwill	1,437	1,435
Receivable from assets disposal	4,404	—
Other assets	3,575	4,406
Deferred tax assets	4,178	18,464
TOTAL ASSETS	$349,357	$472,571
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$98,069	$224,647
Long-term debt due within one year	61,194	—
Accounts payable	49,947	112,968
Due to related parties	2,670	5,172
Advances from customers	9,375	5,448
Product recall provision	—	4,547
Other current liabilities	22,674	21,925
Total current liabilities	243,929	374,707
Long-term debt	41,018	8,777
Deferred revenue	4,688	4,681
Capital lease obligations	5,372	5,254
Other long-term liabilities	1,419	1,756
Total liabilities	296,426	395,175
Equity:
Synutra International, Inc., shareholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding at March 31, 2010 and 2009, respectively	5	5
Additional paid-in capital	76,607	76,607
Accumulated deficit	(48,289)	(23,674)
Accumulated other comprehensive income	24,015	23,921
Total Synutra common shareholders’ equity	52,338	76,859
Noncontrolling interest	593	537
Total equity	52,931	77,396
TOTAL LIABILITIES AND EQUITY	$349,357	$472,571

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2010	2009	2008
	(in thousands except earnings per share data)
Net sales	$291,886	$312,528	$362,090
Cost of sales	208,476	259,086	175,568
Gross profit	83,410	53,442	186,522

Selling and distribution expenses	43,989	44,178	34,449
Advertising and promotion expenses	33,854	115,478	76,388
General and administrative expenses	24,509	25,455	16,013
Impairment loss from assets disposal	5,894	—	—
Other operating income, net	894	5,790	1,492
Income (loss) from operations	(23,942)	(125,879)	61,164

Interest expense	8,603	4,857	6,354
Interest income	1,850	341	1,801
Other expense, net	1,081	580	3,084
Income (loss) before income tax expense (benefit)	(31,776)	(130,975)	53,527
Income tax expense (benefit)	(6,904)	(30,386)	7,855
Net income (loss)	(24,872)	(100,589)	45,672

Net income (loss) attributable to the noncontrolling interest	(257)	(40)	11
Net income (loss) attributable to Synutra International, Inc. common shareholders	$(24,615)	$(100,549)	$45,661

Earnings (loss) per share – basic	$(0.46)	$(1.86)	$0.86
Earnings (loss) per share – diluted	$(0.46)	$(1.86)	$0.85
Weighted average common share outstanding – basic	54,001	54,001	53,170
Weighted average common share outstanding – diluted	54,001	54,001	53,476

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2010	2009	2008
	(in thousands)
Net income (loss)	$(24,872)	$(100,589)	$45,672
Currency translation adjustment	95	6,149	14,851
Total comprehensive income (loss)	(24,777)	(94,440)	60,524
Less: Comprehensive income (loss) attributable to noncontrolling interest	(256)	(40)	22
Comprehensive income (loss) attributable to Synutra International, Inc. common shareholders	$(24,521)	$(94,400)	$60,501

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
	(in thousands)
Balance, March 31, 2007	50,001	$5	$8,226	$31,538	$2,932	$—	$42,701
Issuance of common stock, net of issuance costs of $206	4,000	—	65,794	—	—	—	65,794
Issuance of warrants	—	—	2,587	—	—	—	2,587
Adoption of FIN 48	—	—	—	(375)	—	—	(375)
Acquisition of a subsidiary	—	—	—	51	—	363	414
Net income	—	—	—	45,661	—	11	45,672
Currency translation adjustment	—	—	—	—	14,840	11	14,851
Balance, March 31, 2008	54,001	5	76,607	76,875	17,772	385	171,644
Net loss	—	—	—	(100,549)	—	(40)	(100,589)
Currency translation adjustment	—	—	—	—	6,149	—	6,149
Other	—	—	—	—	—	192	192
Balance, March 31, 2009	54,001	5	76,607	(23,674)	23,921	537	77,396
Net loss	—	—	—	(24,615)	—	(257)	(24,872)
Currency translation adjustment	—	—	—	—	94	1	95
Other	—	—	—	—	—	312	312
Balance, March 31, 2010	54,001	$5	$76,607	$(48,289)	$24,015	$593	$52,931

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009	2008
	(in thousands)
Operating activities:
Net income (loss)	$(24,872)	$(100,589)	$45,672
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount	—	—	2,733
Amortization of debt issuance costs	321	321	539
Depreciation and amortization	10,098	7,649	4,646
Bad debt expense (reversal)	4,404	2,138	(47)
Loss (gain) on disposal of property, plant and equipment	10	(20)	249
Impairment loss	5,894	880	175
Deferred income tax	(2,805)	(31,124)	(2,695)
Other compensation expense	312	192	—
Changes in assets and liabilities:
Accounts receivable	(4,538)	(13,399)	(4,149)
Inventories	61,336	(50,940)	(39,066)
Due from related parties	(5,699)	(3,557)	9,400
Prepaid expenses and other current assets	1,150	(2,691)	(5,676)
Accounts payable	(57,159)	76,975	6,831
Due to related parties	(2,432)	4,880	1,909
Advances from customers	3,917	(4,248)	4,606
Income tax receivable	955	(5,636)	—
Income tax payable	—	—	5,037
Deferred revenue	(992)	986	—
Product recall provision	(4,547)	4,547	—
Other liabilities	2,823	4,148	8,065
Net cash provided by (used in) operating activities	(11,824)	(109,488)	38,229

Investing activities:
Acquisition of property, plant and equipment	(13,264)	(44,827)	(36,453)
Acquisition of intangible assets	—	(2,474)	—
Disposal of investment in a subsidiary	—	—	(1,046)
Change in restricted cash	51,059	(73,934)	4,213
Payment for business acquisitions	(1,468)	(6,052)	190
Proceeds from assets disposal	20,202	—	—
Advance to related companies	—	—	(3,324)
Repayment of advance to related companies	—	—	3,324
Net cash provided by (used in) investing activities	56,529	(127,287)	(33,096)

Financing activities:
Proceeds from short-term debt	337,659	245,710	60,179
Repayment of short-term debt	(403,704)	(77,314)	(96,242)
Proceeds from long-term debt	32,241	8,777	35,000
Repayment of long-term debt	—	(1,923)	—
Payment on capital lease obligations	—	(379)	—
Proceeds from issuance of common stock	—	—	66,000
Issuance costs for common stock issuance	—	—	(206)
Net cash provided by (used in) financing activities	(33,804)	174,871	64,731

	Year Ended March 31,
	2010	2009	2008
	(in thousands)

Effect of exchange rate changes on cash and cash equivalents	56	2,215	6,725

Net change in cash and cash equivalents	10,957	(59,689)	76,589
Cash and cash equivalents, beginning of year	37,736	97,425	20,836
Cash and cash equivalents, end of year	$48,693	$37,736	$97,425

Supplemental cash flow information:
Interest paid	$10,742	$5,718	$3,769
Income tax paid	$762	$6,443	$6,486

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$—	$7,501	$4,149
Issuance of warrant in relation to the long-term debt	$—	$—	$2,733
Assets acquired under capital lease	$—	$5,336	$—
Acquisition of subsidiary by accounts payable	$—	$1,521	$—
Disposal of property by due from related parties	$—	$1,726	$—
Assets disposal by other receivable	$5,879	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company produces, markets and sells nutritional products under the “Shengyuan” or “Synutra” name, together with other complementary brands. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products, such as adult powdered formula and prepared baby food, and certain nutritional ingredients and supplements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Although the Company experienced a net loss and negative cash flows from operations in the year ended March 31, 2010 and had a working capital deficit as of that date, the Company has full and unrestricted access to unused committed and available bank standby credit facilities at year end and is in full compliance with renegotiated debt covenants. In addition, part of the Company’s debt has been restructured subsequent to the balance sheet date and improved operating profits are included within net profit recorded in the fourth quarter of fiscal year 2010 and positive operating cash flows were generated in the second, third and fourth quarter of fiscal year 2010. The Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

B.    Basis of consolidation

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The variable interest entity and its subsidiaries have not commenced their planned operations as of March 31, 2010.

C.    Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.  Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, inventory valuation, assumptions related to the valuation of assets held for sale, accrued replacement provision, the useful lives of and impairment for property and equipment and intangible assets, valuation allowance of deferred tax assets, and impairment of goodwill.

D.    Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

E.     Restricted cash

Restricted cash are bank demand deposits used as security against letter of credits and short-term borrowings. This is used by the Company as a short-term instrument to reduce financing cost.

F.     Account receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. The Company performs risk assessment for each customer, and provides specific allowance for those deemed to have high risk of uncollectibility. The Company also records provision for other customers without specific risks by reviewing the aging of the receivables. Bad debts are written off as incurred.

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
I.      Leases

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

The capitalized interest recognized for the fiscal years ended March 31, 2010, 2009 and 2008 was $346,000, $1.4 million and $848,000 respectively, associated with construction in progress.

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

L.     Impairment of goodwill and indefinite lived intangible assets

Goodwill is tested for impairment using a two-step process on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill and indefinite lived intangible assets. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

Management performs its annual impairment test for goodwill and intangible assets with indefinite life on March 31.

M.    Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (previously SFAS No. 109, “Accounting for Income Taxes,”) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

N.    Foreign currency translation

The functional currency and reporting currency of Synutra International, Inc. and Synutra Illinois are United States Dollar (“US Dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year are converted into the US dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statements of income.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”) which are their functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income.

O.    Revenue recognition

The Company recognizes revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectibility is reasonably assured. At the time of sale, the Company also records estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of the Company’s nutritional product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The Company applies this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

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

•
The Company offers rebates to distributors and supermarket retailers to sustain and increase the Company’s product market share. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, the Company estimate rebates based on the specific terms in each agreement, historical experience, anticipated reimbursement channel mix and product growth rates. The Company considers the sales performance of products subject to rebates and other contract discounts and adjusts the provision periodically to reflect actual experience. Actual amount may differ if actual performance vary from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

•
The Company offers product discounts to compensate distributors for the promotional activities which were previously performed by the Company. Prior to August 2009, promotional activities were generally jointly performed by distributors and the Company, and each party was responsible for the pre-determined portion of expenses respectively. Effective August 2009, the Company establishes a monthly budget for promotional expenses. Distributors are responsible for organizing the promotional activities, and providing us with documentation of their expenses, which would be recorded as product discounts to offset receivable from distributors in the applicable month.

•
The Company records a provision for estimated sales returns due to package damage and termination of distributorships. Due to the melamine contamination incident, the turnover rate of products in the distribution channel to the end customers was significantly increased. To avoid the potential loss the distributors might suffer, the Company offered certain product exchange for those products approaching the expiration dates. To respond to the exchange program, since October 2009, the Company recorded estimated replacement costs for future potential product exchange program. The sales return amount represents management’s best estimates based on the available information at the time of estimate.

•
For product sales and promotions at supermarkets and shopping malls, certain expenses in relation to shelf display, end-cap placement, bar-coding, banner advertising, etc. are paid to supermarkets and shopping mall operators. These expenses are deducted from revenues in accordance with ASC 605, Revenue Recognition (previously EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product)”).

P.     Shipping and handling costs

Shipping and handling costs are expensed as incurred and outbound freight is not billed to customers. Shipping and handling costs are included in selling and distribution expenses. The expenses were $4.7 million, $7.4 million and $6.7 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Q.    Advertising and promotion expenses

Advertising and promotion expenses are expensed as incurred.

R.    Government subsidies

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expense of the related assets over the useful lives of these assets. Government subsidies relating to specific borrowings are recorded as an offset to the interest expense over the term of these borrowings. Unrestricted government subsidies from local governmental agencies allowing the Company full discretion in the fund utilization were $894,000, $5.8 million and $1.5 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, which was recorded in other operating income in the consolidated statements of income. In addition, the Company received $4.6 million (RMB 32.0 million) of government subsidy in fiscal year ended March 31, 2007 which was directly related to the manufacturing facility construction. Such subsidy was recorded in deferred revenue and will be amortized to offset the depreciation expenses associated with the underlining property.

S.     Employee’s benefits

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statements of income in the same period as the related salary cost.

T.     Comprehensive income (loss)

The Company has adopted ASC 220, Comprehensive Income (previously SFAS No. 130, “Reporting Comprehensive Income”). ASC 220 establishes standards for the reporting and display of comprehensive income (loss), its components and accumulated balances in a full set of general-purpose financial statements. ASC 220 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to accumulated foreign currency translation.

U.     Concentration of credit risk

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

V.    Noncontrolling interest

The noncontrolling interest represents the Company’s equity interest in Baoquanling and Meitek. In accordance with ASC No. 810-10-65, Consolidation (previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), the Company reclassified the ownership interest in the consolidated entity to noncontrolling interest and reported as equity in the consolidated financial statements, it also reported the consolidated net income at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statements of income and consolidated statements of comprehensive income (loss).

W.   Recently issued accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends ASC 820 (formerly Statement No. 157, Fair Value Measurements) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and the inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning December 15, 2010.  Early application is permitted and in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes.  The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

3.     PRODUCT RECALL

On September 16, 2008, the Company announced a compulsory recall on certain lots of U-Smart products and a voluntary recall of other products that were contaminated or suspected to be contaminated by melamine, a substance not approved for use in food and linked to illnesses among infants and children in China. The cost of this action during the year ended March 31, 2009 was $101.5 million, including the cost of product replacement of $48.1 million in cost of sales, the write-down and write-off of affected inventory of $48.5 million in cost of sales, the net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association to settle existing and potential claims arising in China from families of infants affected by melamine contamination in general and administrative expenses, and freight charges of $2.6 million in selling and distribution expenses, of which $4.5 million was recorded as a product recall provision in the consolidated balance sheet as of March 31, 2009. In the fiscal year ended March 31, 2010, the Company reversed recall expenses of $0.9 million, mostly being overestimated product replacement costs. The Company believes that the product recall has been substantially completed as of March 31, 2010 and estimates that there should be no further material product recall costs to incur. The following is a summary of the liabilities related to the product recall that were recorded during the fiscal year ended March 31, 2010 and 2009:

(In thousands)
Balance at April 1, 2008	$—
Product recall expenses	53,038
Replacement of products	(44,002)
Payment of cash, net	(4,395)
Foreign currency translation	(94)
Balance at March 31, 2009	4,547
Product recall expenses (reversal)	(886)
Replacement of products	(3,421)
Payment of cash, net	(243)
Foreign currency translation	3
Balance at March 31, 2010	$—

4.     IMPAIRMENT LOSS AND ASSETS DISPOSAL

After the melamine contamination incident, the Company began to use imported milk powder in the powdered formula products and decreased the consumption of domestically produced milk powder, hence the Company decided to sell certain production facilities and dairy farms. On September 9, 2009, two subsidiaries of Synutra International, Inc., Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd. (“Baoquanling”) and Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. (“Cow Breeding”) entered into an asset purchase agreement (the “Agreement”) with Heilongjiang Wondersun Dairy Co., Ltd. (“Wondersun”), to sell three dairy farms and two milk processing factories in China for approximately $28.9 million, plus reimbursement for certain qualified construction in progress assets acquired subsequent to the valuation date, of which $4.4 million will be received in the fiscal year ending March 31, 2012. The assets were classified as held for sale assets on September 9, 2009 and were written down to the fair value less estimated cost to sell. No depreciation or amortization was recorded after September 9, 2009. The estimated impairment loss on the assets group for the fiscal year ended March 31, 2010 was $5.9 million. The previous operating results of these assets was not reported as discontinued operation, as the assets group is part of a larger cash-flow-generating group, and on its own is not a component of the entity, and therefore the conditions in paragraph 205-20-45-1, Reporting Discontinued Operations, for reporting in discontinued operations the operations (losses) of the assets group would not be met. As of March 31, 2010, the Company has transferred majority of these assets to Wondersun.

5.     FAIR VALUE MEASUREMENTS

The carrying value of financial instruments including cash, receivables, accounts payable, accrued expenses, short-term debt and long-term debt due within one year, approximates their fair value at March 31, 2010 and 2009 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans. The fair value of the long-term receivable from the assets disposal was approximately $4.4 million as of March 31, 2010, and was estimated using the discounted cash flow method with prevailing market interest rate on the valuation date as the discount rate.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of March 31, 2010. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2010 and 2009.

Description	For the fiscal year ended March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
	(In thousands)
Assets held for sale	$30,211	—	$30,211	—	$5,894

In accordance with the provisions of ASC No.360, Property, Plant and Equipment, assets held for sale with a carrying amount of $35.1 million were written down to their fair value of $30.2 million, less cost to sell of $1.0 million, resulting in a loss of $5.9 million, which was included in impairment loss for the fiscal year ended March 31, 2010. The fair value of the assets held for sale was determined by executed transaction price with a third party.  The Company has categorized this as a significant other observable input (level 2).

6.     INVENTORIES

The Company’s inventories at March 31, 2010 and 2009 are summarized as follows:

	March 31, 2010	March 31, 2009
	(In thousands)
Raw materials	$35,667	$96,361
Work-in-progress	10,893	11,739
Finished goods	5,574	6,624
Total Inventories	$52,134	$114,724

The value of goods-in-transit included in raw materials was $9.6 million and $43.5 million as of March 31, 2010 and 2009, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

7.     DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

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

Related Party	Economic Substance
Sheng Zhi Da Dairy Group Corporation
(“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing.

St. Angel (Beijing) Business Service Co., Ltd.
(“St. Angel (Beijing) Business Service”)	Publishes catalogues and engages in advertising and direct marketing of consumer products featured in catalogues.

Beijing St. Angel Cultural Communication Co., Ltd.
(“St. Angel Cultural Communication”)	Engages in television designing and programming.

Beijing Honnete Dairy Co., Ltd. (“Honnete”)	Engages in importing and distributing whey protein products to commercial customers.

Beijing Luding Xueyuan Trading Co., Ltd.
(“Luding Xueyuan”)	Operates retail shelf spaces in supermarkets in Beijing. Luding Xueyuan became a third party since January 2008.

Qingdao Lvyin Waste Disposal
Investment Management Co., Ltd. (“Luyin”)	Engages in waste disposal and sewage treatment activities.

A.    Classification of related party balances by name

a.     Due from related parties

	March 31, 2010	March 31, 2009
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,728	$1,726
Beijing Honnete Dairy Co., Ltd.	5,476	737
St. Angel (Beijing) Business Service Co. Ltd..	907	—
Total due from related parties	$8,111	$2,463

In June 2008, the Company sold two commercial buildings to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Company’s CEO, at the carrying value of $1.7 million. The amount due from Sheng Zhi Da Dairy Group Corporation as of March 31, 2010 and 2009 represents the receivable for the sales of the two buildings.

b.     Due to related parties

	March 31, 2010	March 31, 2009
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$2,098	$2,113
Beijing Honnete Dairy Co., Ltd.	568	3,057
St. Angel (Beijing) Business Service Co., Ltd.	—	2
Beijing St. Angel Cultural Communication Co., Ltd.	4	—
Total due to related parties	$2,670	$5,172

The Company had certain related party borrowings which were recorded in short-term debt. See Note 12. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.    Sales to related parties

In the fiscal years ended March 31, 2010, 2009 and 2008, the Company’s sales to the related parties included whey protein to Honnete, milk fat and non-fat dry milk to Kelqin, industrial milk powder to Luding Xueyuan, and powdered formula products to St. Angel.

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$8,830	$2,255	$—
Beijing Kelqin Dairy Co., Ltd.	—	—	143
Beijing Luding Xueyuan Trading Co., Ltd.	—	—	1,497
St. Angel (Beijing) Business Service Co., Ltd.	824	—	—
Total	$9,654	$2,255	$1,640

C.    Purchases from related parties

In the fiscal year ended March 31, 2010, 2009 and 2008, the Company’s purchases from related parties included whey protein powders from Kelqin and Honnete, and catalogues, brochures, and marketing materials from St. Angel.

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$98	$10,376	$17,862
Beijing Kelqin Dairy Co., Ltd.	—	154	3,286
Beijing St. Angel Cultural Communication Co. Ltd..	470	1,639	988
Total	$568	$12,169	$22,136

8.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2010	March 31, 2009
	(In thousands)
Advance to suppliers	$301	$584
Prepaid advertising expense	1,232	535
Other tax receivable	2,287	3,148
Subsidy receivable	1,465	5,060
Others	2,924	4,109
Total	$8,209	$13,436

9.     PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2010	March 31, 2009
	(In thousands)
Property, plant and equipment, cost:
Buildings	$49,351	$51,693
Plant and machinery	63,547	65,020
Office equipment and furnishings	3,314	3,076
Motor vehicles	2,590	2,963
Others	392	543
Total cost	$119,194	$123,295
Less: Accumulated depreciation:
Buildings	6,353	4,472
Plant and machinery	17,065	11,804
Office equipment and furnishings	1,634	1,183
Motor vehicles	1,099	885
Others	329	273
Total accumulated depreciation	26,480	18,617
Construction in progress	17,323	39,803
Property, plant and equipment, net	$110,037	$144,481

Construction in progress primarily represents the construction of manufacturing facilities and related equipment, and administrative buildings.

The Company recorded depreciation expense of $9.9 million, $7.5 million and $4.6 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

10.   LAND USE RIGHTS, NET

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 20 to 50 years.

	March 31, 2010	March 31, 2009
	(In thousands)
Land use rights, cost	$6,511	$6,757
Less: Accumulated amortization	515	383
Land use rights, net	$5,996	$6,374

The Company recorded amortization expense of $141,000, $128,000 and $80,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

11.   INTANGIBLE ASSETS, NET

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
	(In thousands)
Know-how (5-year useful life)	$399	$120	$—	$279
Registered trademark (indefinite life)	3,115	—	—	3,115
	$3,514	$120	$—	$3,394

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
	(In thousands)
Know-how (5-year useful life)	$398	$40	$—	$358
Customer relationship	880	—	880	—
Registered trademark (indefinite life)	2,778	—	—	2,778
	$4,056	$40	$880	$3,136

The intangible assets acquired in the fiscal year ended March 31, 2009 included the know-how, customer relationship and registered trademarks arising from the acquisition of Huilian’s prepared baby food business, and the registered trademarks of Helanruniu, or Holsteina, that are being used for the Company’s powdered adult formula products.

Amortization expense was $80,000 and $40,000 for the fiscal year ended March 31, 2010 and 2009, respectively.

12.   DEBT AND WARRANTS

On April 19, 2007, the Company entered into a bridge loan agreement with ABN AMRO Bank N.V., Hong Kong branch (now known as The Royal Bank of Scotland N.V. (“RBS”)), in the amount of $35.0 million (the “Bridge Loan Agreement”).  Among other terms, pursuant to a USD facility side letter and warrant agreement dated April 19, 2007 between the Company and RBS, the Company was obligated to issue warrants to RBS to purchase up to 400,000 shares of the Company’s common stock.  On April 19, 2007 and October 11, 2007, respectively, the Company issued warrants to purchase 200,000 shares of its common stock at $8.84 per share and the remaining 200,000 shares at the same price.  All of the warrants may be exercised up to the third anniversary of the completion of a “Qualified Public Offering”, as defined in the warrant agreement.

On October 11, 2007, RBS and another lender provided a three year term loan (the “Original Loan”), to the Company in the aggregate amount of $35.0 million. The principal amount, and any unpaid accrued interest on the Original Loan, will be due on October 11, 2010 and may be prepaid without penalty. The Original Loan bears interest at LIBOR for deposits in U.S. dollars plus 3.5% with interest payable on the last day of each three-month period. The loan is secured by a pledge of 10,000 shares of common stock, or 100% of the outstanding common stock of Synutra Illinois.

The loan agreement for the Original Loan (the “Original Loan Agreement”) provides for mandatory prepayment upon the occurrence of certain events, and contains customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties. The Original Loan Agreement also contains certain financial covenants, including a requirement to maintain specified leverage ratio, interest coverage ratio, tangible net worth, and indebtedness to tangible net worth ratio. The Company has performed an analysis of the relevant ratios and found that due to the net loss which resulted from the significant costs of the product recall, including inventory write-down and write-off and subsequent loss of sales, the Company has not been able to meet two of the financial covenants since September 30, 2008 and all four financial covenants since December 31, 2008.  The Company requested the lenders to waive these breaches and to reset the financial covenants for the following quarters, and placed $5.0 million as cash deposit. On February 26, 2010, the Company entered into an amendment (the “Amendment”) to its Original Loan Agreement with RBS as administrative agent, as collateral agent and as arranger, and certain lenders party thereto (the “Lenders”). Pursuant to the Amendment, the Lenders and RBS agreed to waive their rights and remedies of the Company’s breaches of certain covenants under the Original Loan Agreement in exchange for a waiver fee equal to 0.5% of the aggregate principal amount outstanding under the Original Loan Agreement as of February 26, 2010, or approximately $175,000. In addition, the Amendment amends the Original Loan Agreement, among other things, to increase the interest rate of the loan from LIBOR plus 3.5% to LIBOR plus 4.5%, to place additional cash deposits under certain circumstances, to increase the cash deposit to an aggregate amount not in excess of $10.0 million, and replace the financial covenants with a single requirement to maintain consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) that is no lower than the minimum Consolidated EBITDA specified in the Original Loan Agreement, as amended. The Company has performed an analysis on the consolidated EBITDA and confirmed that the financial covenant was satisfied as of March 31, 2010.

In addition to the RBS Loan, as of March 31, 2010 and 2009, the Company had short-term debt from PRC banks in the amount of $94.2 million and $186.2 million, respectively.  The maturity dates of the short-term debt outstanding range from April 2010 to March 2011. The weighted average interest rate on short-term debt from PRC banks outstanding at March 31, 2010 and 2009 was 4.7% and 4.1%, respectively. The loans at March 31, 2010 and 2009 were secured by the pledge of certain fixed assets held by the Company of $33.4 million and $34.2 million, respectively; the pledge of the Company’s land use right of $2.2 million and $3.4 million, respectively; and the pledge of cash deposits of $11.7 million and $66.1 million, respectively.

As of March 31, 2010 and 2009, the Company had long-term debt, including current portion, from PRC banks in the amount of $67.4 million and $8.8 million, respectively. The maturity date of the long-term loans and long term loans due within one year outstanding from PRC banks at March 31, 2010 is from November 2010 to January 2013. The weighted average interest rate of outstanding long-term loans at March 31, 2010 and 2009 was 5.4% and 5.4%, respectively. The Company had $0.9 million and nil of loans at March 31, 2010 and 2009, respectively, that were secured by the pledge of the Company’s land use right.

As of March 31, 2010, the Company had unused credit facility of $96.8 million from certain PRC banks. The interest rate will be negotiated by both parties upon future drawdown.

Apart from borrowings from banks, the Company had short term loans from related parties in the amount of $3.9 million and $7.5 million as of March 31, 2010 and 2009, respectively. The maturity dates of these related party loans at March 31, 2010 range from October 2010 to January 2011, and are extendable on the same terms upon maturity.

13.   OTHER CURRENT LIABILITIES

	March 31, 2010	March 31, 2009
	(In thousands)

Accrued rebate and slotting fee	$1,256	$844
Payroll and bonus payables	4,102	3,615
Accrued selling and marketing expenses	1,098	4,118
Accrued advertising and promotion expenses	6,116	5,984
Accrued interest	1,028	1,004
Accrued sales return	3,960	593
Accrued rental	1,930	38
Others	3,184	5,729
Total	$22,674	$21,925

14.   OBLIGATIONS UNDER CAPITAL LEASES

Future minimum capital lease payments at March 31, 2010 are as follows:

Year Ending March 31,
(In thousands)
2011	$473
2012	473
2013	473
2014	473
2015	473
2016 and thereafter	15,419
Total minimum lease payments	$17,784
Less: Amount representing interest	12,412
Present value of minimum lease payments	5,372
Current	25
Long-term	5,347
Total	5,372

The interest rate associated with the capital leases is 7.8% per annum.

15.   INCOME TAXES

A.    Tax law of each tax jurisdictions

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. As at March 31, 2010, the Company’s subsidiary in United States does not have any assessable profit and accordingly, no provision for federal and state income taxes have been provided thereon.

China

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated the new Enterprise Income Tax Law (“new EIT Law”), which took effect beginning January 1, 2008. Under the new EIT law, foreign investment enterprises and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period from its effective date for certain qualifying enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate or tax holiday under the then effective tax laws or regulations.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	2 years tax free (2004, 2005); 12% (2006, 2007); 12.5% (2008)
Heilongjiang Mingshan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Zhangjiakou Shengyuan Dairy Co., Ltd.	25%	2 years tax free (2006, 2007); 3 years tax at 12.5% (2008-10)
Inner Mongolia Shengyuan Food Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	20% (2009), 22% (2010), 24% (2011), 25% (2012)

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of income taxes is due to computational errors made by the taxpayer.  The statute of limitations may be extended to five years under special circumstances, which are not clearly defined, but an underpayment of income tax liability exceeding RMB 100,000 is specifically listed as a special circumstance. In the case of a transfer pricing related adjustment, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.  The Company's PRC subsidiaries are therefore subject to examination by the PRC tax authorities from 2005 through 2009 on non-transfer pricing matters, and from 2000 through 2009 on transfer pricing matters.

B.	Components of income (loss) before income tax expense (benefit)

For financial reporting purposes, income (loss) before income tax expense (benefit) includes the following components:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
United States	$(2,745)	$(3,320)	$(7,235)
PRC	(29,031)	(127,655)	60,762
	$(31,776)	$(130,975)	$53,527

C.	Reconciliation from income tax at statutory rate to reported amount of income tax expense

The income tax expense reconciled to the tax expense computed at the US statutory rate was approximately as follows for the years ended March 31, 2010, 2009 and 2008:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Income tax provision (benefit) at US federal statutory rate of 34%	$(10,804)	$(44,531)	$18,199
Foreign tax rate differential	2,447	11,489	(2,393)

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
PRC tax holiday effect	1,411	(3,228)	(13,978)
Change in valuation allowance	4,092	3,072	2,135
FIN 48 unrecognized tax benefits	78	81	508
Effect of tax refund	(4,318)	—	—
Effect of change in tax rate	(898)	—	—
Nondeductible (nontaxable) items	1,088	2,731	3,384
Total income tax expense (benefit)	$(6,904)	$(30,386)	$7,855

Certain Company’s PRC subsidiaries are eligible for tax holidays. The impact of these tax holidays increased PRC taxes by $1.4 million for the fiscal year ended March 31, 2010 and decreased PRC taxes by $3.2 million and $14.0 million for the fiscal year ended March 31, 2009 and 2008, respectively. The benefit of the tax holidays on earnings (loss) per share was negative $0.03, $0.06 and $0.26 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

D.	Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2010	March 31, 2009
	(In thousands)
Deferred tax assets – current
Inventory write-down	$5,166	$8,005
Promotional expenses carryforward	25	7,367
Net operating loss carryforward	29,770	151
Accrued expenses	50	88
Bad debt provision	1,188	362
Others	428	547
Subtotal	36,627	16,520
Less: valuation allowance	(3,237)	(244)
Total current deferred tax assets	$33,390	$16,276
Deferred tax assets – non current
Net operating loss carryforward	$7,732	$20,988
Tax credits carryforward for PRC equipment purchasing	2,086	2,083
Fixed assets	254	278
Others	168	78
Subtotal	10,240	23,427
Less: valuation allowance	(6,062)	(4,963)
Total non-current deferred tax assets	$4,178	$18,464

The net change during the year in the total valuation allowance is as follows:

	March 31, 2010	March 31, 2009
	(In thousands)
Balance at beginning of year	$5,207	$2,135
Additions during the year	4,092	3,072
Balance at end of year	$9,299	$5,207

The Company considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. Valuation allowances have been established for deferred tax assets based on a more likely than not threshold. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carryforward periods provided for under the tax law. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

- future reversals of existing taxable temporary differences;
- further taxable income exclusive of reversing temporary differences and carryforwards;
- future taxable income arising from implementing tax planning strategies.

At March 31, 2010, the net operating loss carryforward of Synutra Illinois and Synutra International, Inc., which file a consolidated tax return, is approximately $16.6 million, which expires in 2030. Subject to the federal income tax rate of 34%, the tax benefit is $5.7 million as of March 31, 2010. Synutra Illinois and Synutra International, Inc. do not have enough profit in the foreseeable future to realize the tax benefit. At March 31, 2010, the net operating loss carryforward of certain PRC subsidiaries is $6.2 million, which expires in 2015, and the tax benefit is $1.6 million.  The Company believes that these PRC subsidiaries do not have enough profit in the foreseeable future to realize the tax benefit.  At March 31, 2010, deductible tax credits carryforward for PRC equipment purchasing was $2.1 million, which expires in 2012. The Company believes that relative PRC subsidiaries do not have enough profit in the foreseeable future to realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the net operating loss carryforward of Synutra Illinois and Synutra International, Inc., the net operating loss carryforward of certain PRC subsidiaries and the benefit from the tax credits carryforward for PRC equipment purchasing will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets relating to these operating loss carryforward of Synutra Illinois and Synutra International, Inc., the net operating loss carryforward of certain PRC subsidiaries and these tax credits carryforward for PRC equipment purchasing. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2010 will be recognized as a reduction of income tax expense.

E.	Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The income tax expense for the fiscal years ended March 31, 2010, 2009 and 2008 are summarized as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Current tax
US	$—	$—	$—
PRC	(4,101)	738	10,550
	(4,101)	738	10,550
Deferred tax
Deferred tax-benefit-US	—	—	218
Deferred tax-benefit-PRC	(2,803)	(31,124)	(2,913)
	(2,803)	(31,124)	(2,695)
Total	$(6,904)	$(30,386)	$7,855

F.	Uncertainty in income tax

Effective on January 1, 2007, the Company adopted the provisions of ASC 740-10, “Income Taxes” (previously FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109”).

The Company made its assessment of the level of authority for each tax position (including the potential application of interests and penalties) based on the technical merits, and has measured the unrecognized benefits associated with the tax positions.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

	March 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$964	$883	$375
Additions based on tax positions related to the current year	78	343	508
Reductions for tax positions of prior years	—	(262)	—
Balance at end of year	$1,042	$964	$883

The balance of unrecognized tax benefits at March 31, 2010, if recognized, would affect the effective tax rate.

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

For the fiscal year ended March 31, 2010, the Company’s foreign subsidiaries did not have any distributable earnings.

16.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Year Ended March 31,
	2010	2009	2008
	(In thousands except for per share data)
Net income (loss) attributable to common shareholders	$(24,615)	$(100,549)	$45,661
Basic weighted average common shares outstanding	54,001	54,001	53,170
Dilutive potential common shares from warrants	—	—	306
Diluted weighted average shares outstanding	54,001	54,001	53,476
Earnings (loss) per share-basic	$(0.46)	$(1.86)	$0.86
Earnings (loss) per share-diluted	$(0.46)	$(1.86)	$0.85

The warrants to purchase 400,000 shares of common stock granted to RBS in connection with long-term financing (Note 12) the Bridge Loan were excluded from the computation of diluted earnings per share for the fiscal year ended March 31, 2010 and 2009 as they would be anti-dilutive. There were no anti-dilutive warrants excluded from the computation of diluted earnings per share for the fiscal year ended March 31, 2008.

17.	COMMITMENTS AND CONTINGENCIES

A.	Purchase commitments

As of March 31, 2010, the Company had outstanding commitments in the amount of $18.9 million for advertising purchase within the next twelve months.

B.	Capital commitments

As of March 31, 2010, the Company’s capital commitments amounted to $4.6 million in relation to asset improvement and plant expansion within the next twelve months.

C.	Operating lease commitments

The Company leases certain office facilities and certain warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2010 are as follows:

Year Ending March 31, (In thousands)
2011	$1,590
2012	1,841
2013	1,841
2014	1,788
2015	1,751
2016 and thereafter	57,589
Total	$66,400

D.	Legal proceedings

As of March 31, 2010, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

On March 29, 2010, U.S. District Judge Deborah Chasanow for the District of Maryland ordered the dismissal of a complaint filed January 15, 2009 on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. (Jiali Tang, et al vs. Synutra International, Inc., et al.), alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. In an opinion issued the same date of the order above, the court sided with the Company’s positions and granted the motion to dismiss on the grounds of forum non conveniens. The court also granted the motion to file under seal a response to a Notice of Recent Development filed by the Plaintiffs. In considering the motion to dismiss on the grounds of forum non conveniens, the court examined both the availability and adequacy of the alternative forum in China as well as how public and private interests favor the choice of forum. In addition, taking into account that an “alternative compensation plan is undisputedly available to Plaintiffs,” the court ruled that “a conditional dismissal will not be employed to protect the Plaintiffs’ rights to pursue a judicial remedy in the alternative forum.” On April 27, 2010, the plaintiffs filed a notice of appeal of the dismissal order.  Plaintiffs’ opening brief is due June 28, 2010.

Management continues to evaluate the lawsuits discussed above and based on the stage of these proceedings, management is unable to reasonably estimate the likelihood of any loss or the amount or range of any potential loss that could result from the litigation. Therefore, no accrual has been established for any potential loss in connection with these lawsuits.

On March 2, 2009, a lawsuit was filed in China on behalf of 54 Chinese families alleged to be affected by melamine contamination against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Qingdao Intermediate People’s Court, seeking compensation for damages, including medical and other expenses, emotional harm and punitive damages, for an aggregate amount over US$1.0 million (RMB6.9 million). Further, on April 14, 2009, a lawsuit was filed on behalf of 73 families (including the original 54 families) against our subsidiary, Shengyuan Nutritional Food Co., Ltd. at Shandong Higher People’s Court on April 14, 2009, seeking compensation for damages of over US$1.7 million (RMB11.3 million). The PRC Civil Procedure Law provides that, generally, a court shall make a decision as to whether it will accept a case within seven days after a lawsuit is filed.  To date, we have not received any notice from such PRC courts that a lawsuit has been accepted against us in connection with the melamine contamination incident. Therefore, no accrual has been established for any potential loss in connection with these lawsuits. It is also possible that these plaintiffs may bring other similar suits against us in the same court or in a new court.

E.	Guarantees

As at March 31, 2010, the Company had an outstanding guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans totaling $1.1 million to 104 dairy farmers in the Zhangbei Area (the “Guarantee”). Such loans matured on December 25, 2007, but as of March 31, 2010, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million. The Company has prepared its best estimate of possible losses related to these loans based on a weighed average range of likely probabilities and potential payments that would be required under the Guarantee, and estimated a potential loss of $367,000 related to the Guarantee.

18.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Baby Food - Sales of prepared baby food for babies and children.

Nutritional Ingredients and Supplements - Sales of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

“All Other” includes non-core businesses such as toll packaging, toll drying service and sales of ingredients and materials to industrial customers.

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting.

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$194,383	$284,818	$321,130
Baby food	886	271	—
Nutritional ingredients and supplements	1,451	—	—
All other	95,166	27,439	40,960
Net sales	$291,886	$312,528	$362,090
INTERSEGMENT SALES
Powdered formula	$7	$—	$—
Baby food	535	—	—
Nutritional ingredients and supplements	11,284	3,367	—
All other	1,778	—	—
Intersegment sales	$13,604	$3,367	$—
GROSS PROFIT
Powdered formula	$96,207	$50,336	$178,728
Baby food	93	150	—
Nutritional ingredients and supplements	(1,222)	—	—
All other	(11,668)	2,956	7,794
Gross profit	$83,410	$53,442	$186,522
Selling and distribution expenses	43,989	44,178	34,449
Advertising and promotion expenses	33,854	115,478	76,388
General and administrative expenses	24,509	25,455	16,013
Impairment loss	5,894	—	—
Other operating income, net	894	5,790	1,492
Income (loss) from operations	(23,942)	(125,879)	61,164
Interest expense	8,603	4,857	6,354
Interest income	1,850	341	1,801
Other income (expense), net	(1,081)	(580)	(3,084)
Income (loss) before income tax expense (benefit)	$(31,776)	$(130,975)	$53,527
CAPITAL EXPENDITURE
Powdered formula	$3,961	$45,492	$24,567
Baby food	771	4,389	6,088
Nutritional ingredients and supplements	460	8,929	10,853
All other	1,243	3,231	1
Total	$6,435	$62,041	$41,509
DEPRECIATION AND AMORTIZATION
Powdered formula	$7,282	$6,686	$4,558
Baby food	920	351	61
Nutritional ingredients and supplements	1,746	608	26
All other	150	4	1
Total	$10,098	$7,649	$4,646

	March 31, 2010	March 31, 2009
	(In thousands)
TOTAL ASSETS
Powdered formula	$333,975	$443,946
Baby food	35,115	30,291
Nutritional ingredients and supplements	37,879	49,611
All other	115,787	115,923
Intersegment elimination	(173,399)	(167,200)
Total	$349,357	$472,571

	March 31, 2010	March 31, 2009
	(In thousands)
LONG LIVED ASSETS
Powdered formula	$71,581	$106,726
Baby food	21,338	21,223
Nutritional ingredients and supplements	21,653	22,630
All other	1,461	276
Total	$116,033	$150,855

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
	2010	2009	2008
Sales in Mainland China	99.7%	98.9%	94.8%
Sales to United States	0.3%	1.1%	5.2%

Only one customer in the U.S. accounted for more than 5% of the Company’s total sales in fiscal year ended March 31, 2008.

All of the Company’s long-lived assets are located in China.

19.	MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.	China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $6.1 million, $4.9 million and $2.7 million for the fiscal year ended March 31, 2010, 2009 and 2008, respectively.

B.	Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. Such restricted portions amounted to approximately $52.3 million as of March 31, 2010.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2010 and 2009 is as follows:

	Fiscal Year 2010				Fiscal Year 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands except per share data)
Net sales	$47,350	$65,330	$96,795	$82,411	$127,380	$94,791	$17,658	$72,699
Gross profit (loss)	19,572	12,279	12,620	38,939	66,895	(26,723)	(9,760)	23,030
Net income (loss) attributable to Synutra International, Inc. common shareholders	(9,946)	(14,019)	(9,728)	9,078	15,644	(49,680)	(49,342)	(17,171)
Weighted average common share outstanding – basic	54,001	54,001	54,001	54,001	54,001	54,001	54,001	54,001
Weighted average common share outstanding – diluted	54,001	54,001	54,001	54,187	54,291	54,001	54,001	54,001
Earnings per share, basic	$(0.18)	$(0.26)	$(0.18)	$0.17	$0.29	$(0.92)	$(0.91)	$(0.32)
Earnings per share, diluted	$(0.18)	$(0.26)	$(0.18)	$0.17	$0.29	$(0.92)	$(0.91)	$(0.32)

21.	SUBSEQUENT EVENTS

From April 1, 2010 to June 1, 2010, in order to further improve the working capital condition, the Company prepaid short-term and long-term borrowings from PRC banks in the amount of $49.8 million, with original maturity date ranging from September 2010 to April 2011 and with weighted average interest rate of 5.5%, and borrowed long-term loan from the same PRC banks in the same amount, with maturity date ranging from August 2011 to May 2012 and with weighted average interest rate of 5.4%.

SYNUTRA INTERNATIONAL, INC.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	March 31, 2010	March 31, 2009
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$421	$441
Prepaid expenses and other current assets	1	1
Total current assets	422	442

Due from subsidiaries	38,627	39,540
Investments in subsidiaries	50,215	73,098
Other assets	3,179	4,153
TOTAL ASSETS	$92,443	$117,233

LIABILITIES AND EQUITY
Current Liabilities:
Short-term loans	38,685	38,364
Other current liabilities	884	1,166
Total current liabilities	39,569	39,530
Due to subsidiaries	536	844
Total liabilities	40,105	40,374

Equity:
Synutra International, Inc., shareholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 54,001 and 54,001 issued and outstanding at March 31, 2010 and 2009, respectively	5	5
Additional paid-in capital	76,607	76,607
Accumulated deficit	(48,289)	(23,674)
Accumulated other comprehensive income	24,015	23,921
Total equity	52,338	76,859
TOTAL LIABILITIES AND EQUITY	$92,443	$117,233

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF INCOME

	Year Ended March 31,
	2010	2009	2008
	(in thousands except earnings per share data)
Operating expenses:
General and administrative expenses	$3,163	$2,605	$3,073
Loss from operations	3,163	2,605	3,073

Interest expense	1,236	1,342	4,466
Interest income	4	13	1,064
Other income, net	2,600	1,000	—
Equity in earnings (losses) of subsidiaries	(22,820)	(97,615)	52,136
Net income (loss) attributable to Synutra International, Inc. common shareholders	$(24,615)	$(100,549)	$45,661

Earnings (loss) per share-basic	$(0.46)	$(1.86)	$0.86
Earnings (loss) per share-diluted	$(0.46)	$(1.86)	$0.85
Weighted average common share outstanding-basic	54,001	54,001	53,170
Weighted average common share outstanding-diluted	54,001	54,001	53,476

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009	2008
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(24,615)	$(100,549)	$45,661
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	22,820	97,615	(52,136)
Amortization of debt discount	—	—	2,733
Amortization of debt issuance costs	321	321	539
Changes in assets and liabilities:
Due from subsidiaries	913	778	(40,318)
Prepaid expenses and other current assets	450	(1,855)	(710)
Due to subsidiaries	(152)	110	172
Other current liabilities	(281)	3,730	799
Other assets	524	(1,658)	(788)
Net cash provided by (used in) operating activities	(20)	(1,508)	(44,048)

Cash flow from investing activities:
Capital injection at subsidiaries	—	(225)	(54,981)
Net cash used in investing activities	—	(225)	(54,981)

Cash flow from financing activities:
Proceeds from bridge loan	—	—	35,000
Repayment of bridge loan	—	—	(35,000)
Proceeds from long-term loan	—	—	35,000
Proceeds from issuance of common stock	—	—	66,000
Issuance costs for common stock issuance			(206)
Net cash provided by financing activities	—	—	100,794
Net change in cash and cash equivalents	(20)	(1,733)	1,765
Cash and cash equivalents, beginning of year	441	2,174	409
Cash and cash equivalents, end of year	$421	$441	$2,174

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

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-off	Balance at End of Year
	(In thousands)
Allowance for accounts receivable
- 2010	$1,452	$2,903	$—	$4,355
- 2009	$185	$1,267	$—	$1,452
- 2008	$241	$(56)	$—	$185
Allowance for other receivables
- 2010	$1,472	$1,501	$875	$2,098
- 2009	$585	$887	$—	$1,472
- 2008	$576	$9	$—	$585
Allowance for deferred tax assets
- 2010	$5,207	$4,092	$—	$9,299
- 2009	$2,135	$3,072	$—	$5,207
- 2008	$—	$2,135	$—	$2,135

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control —

Integrated Framework. The Company’s management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on these criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., has audited the effectiveness of our internal control over financial reporting as of March 31, 2010 and issued its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Synutra International Inc.
Rockville, Maryland

We have audited the internal control over financial reporting of Synutra International Inc. (the “Company”) and subsidiaries as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2010, of the Company and our report dated June 9, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraph regarding the adoption of new accounting standard related to the presentation and disclosure requirement for noncontrolling interests.

Deloitte Touche Tohmatsu CPA Ltd.
Shanghai, China
June 9, 2010

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of June 1, 2010:

Name	Age	Position
Directors and Executive Officers
Liang Zhang	50	Chairman of the Board of Directors and Chief Executive Officer
Joseph Chow	48	Director and Interim Chief Financial Officer
David Hui Li	42	Director
Jinrong Chen	51	Director(1)
Yiu-Chun Chan	58	Director(1)
Lei Lin	43	Director(1)
Ka-Keung Yeung	51	Director(1)
Weiguo Zhang	53	President
Donghao Yang	38	Chief Financial Officer

(1)	Member of Audit Committee, Compensation Committee and Nominating Committee

Liang Zhang. Liang Zhang is our founder and has served as the chairman of our board of directors and Chief Executive officer since we became a public company in 2005. Prior to that, Mr. Zhang served as chief executive officer of Synutra Illinois since 2000. Mr. Zhang has worked in the food ingredients industry since the 1980s and founded his first entrepreneurial venture, Honnete, in the early 1990s. Honnete has since become the dominant supplier of whey protein products in China. Mr. Zhang has been recognized as a business leader in the dairy industry in China, serving as vice chairman of the China Dairy Industry Association. Mr. Zhang’s experience as founder of Honnet gives him valuable insight into marketing strategies in our industry, and his service as vice chairman of the China Dairy Industry Association is invaluable to our Board’s discussions of regulatory issues pertaining to the dairy industry. Mr. Zhang received a bachelor’s degree in French language and literature from Nanjing International Relations Institute of China.

Joseph Chow. Joseph Chow has been our interim Chief Financial Officer since November 10, 2009. Mr. Chow has served as a director of our board of directors since May 4, 2010 and continues to serve as a member of our management team. Mr. Chow has over 17 years of experience in corporate finance, financial advisory and management and has held senior executive and managerial positions in various public and private companies. Prior to joining us, Mr. Chow was a managing director of Goldman Sachs (Asia) LLP from 2008 to 2009. Prior to that, he served as an independent financial consultant from 2006 to 2008, as chief financial officer of Harbor Networks Limited from 2005 to 2006, and as chief financial officer of China Netcom (Holdings) Company Limited from 2001 to 2004. Prior to that Mr. Chow also served as the director of strategic planning of Bombardier Capital, Inc., as vice president of international operations of Citigroup and as the corporate auditor of GE Capital. Mr. Chow currently sits on the board as an independent non-executive director for Kasen International Holdings Limited and for Intime Department Store (Group) Co., Ltd. Mr. Chow has extensive knowledge of finance and accounting issues from his experience as Chief Financial Officer at Harbor Networks Limited and China Netcom (Holdings) Company Limited. Mr. Chow obtained a Bachelor of Arts degree in political science from Nanjing Institute of International Relations and an MBA from the University of Maryland at College Park.

David Hui Li. David Hui Li has served as a director of our board of directors since February 8, 2010. Mr. Li is a managing director of Warburg Pincus Asia LLC, a leading global private equity and venture capital firm. Mr. Li has been with Warburg Pincus since 2002. Before joining Warburg Pincus, Mr. Li was an Executive Director of the investment banking division of Goldman Sachs (Asia) LLC and a Vice President and an Associate of Morgan Stanley’s investment banking division in Hong Kong and New York. Mr. Li has been a director of Kasen International Holdings Limited from May 30, 2006 to October 1, 2008. Mr. Li is also a director of Intime

Department Store (Group) Company Ltd., Tulip Media (International) Limited and RCS Group., Ltd. Mr. Li’s experience as Executive Director at Goldman Sachs provides him with valuable knowledge of capital markets and his experience with Tulip Media (International) gives the Board perspective with respect to marketing and brand building. Mr. Li received his B.S. degree in Economics from Renmin University of China and an MBA from Yale University’s School of Management.

Jinrong Chen. Jinrong Chen has served as a director of our board of directors since June 27, 2006. Ms. Chen has served as associate professor at the School of Economics and Management of Tsinghua University in Beijing since 2001, specializing in corporate finance management, securities analysis, financial operations, corporate governance and controls. In addition to her academic career with top business schools in China, Ms. Chen also advises or sits on the board and audit committee of Bosun Tools Co., Ltd. and Citic Development – Shenyang Commercial Building (Group) Company Limited which are listed in China, and certain private businesses in China. Ms. Chen has extensive knowledge of finance and accounting issues from her experience as professor at the School of Economics and Management of Tsinghua University, and her experience with Bosun Tools Co., Ltd. and Citic Development – Shenyang Commercial Building (Group) Company Limited gives the Board perspective with respect to corporate governance and brand building. Ms. Chen received her bachelor’s degree in accounting from Beijing Institute of Electronics & Information and her MBA degree from Renmin University of China.

Yiu-Chun Chan. Yiu-Chun Chan has served as a director of our board of directors since December 3, 2006. Mr. Chan has over 30 years of experience in marketing agricultural and food products in the Greater China area. Since 1996 Mr. Chan has been the chief executive officer of P R Consultants Limited, a company he founded in 1984 with two other partners. Previously, he served as a partner of Times Direct Marketing Asia—the largest privately held direct marketing company in South East Asia since 1989 and Executive Director of Lintas Hong Kong Limited from 1987 to 1988. Mr. Chan began his career marketing agricultural products at Sunkist Growers, where he was responsible for the advertising and promotion activities in the Hong Kong market. Mr. Chan’s experience in the agricultural and food products provides him with valuable knowledge of the dairy industry. Mr. Chan received his Diploma in communications from Hong Kong Baptist University.

Lei Lin. Lei Lin has served as a director of our board of directors since October 1, 2007. Since 1992 Mr. Lin has been president and co-chief executive officer of Sinotrust, a leading consulting company in China which Mr. Lin founded in 1992. Mr. Lin’s experience as the founder and co-chief executive officer of Sinotrust provides him with deep insight into all aspects of business management. Mr. Lin received his bachelor’s degree in applied economic mathematics from Renmin University of China.

Ka-Keung Yeung. Ka-Keung Yeung has served as a director of our Board of Directors since January 8, 2010. Mr. Yeung is the executive vice president and chief financial officer of Phoenix Satellite Television Holdings Limited in charge of corporate finance, human resources and administration. He is also a Qualified Accountant and Company Secretary of Phoenix Satellite Television Holdings Limited. Mr. Yeung has held these positions since he joined Phoenix in March 1996 and has been in charge of all of Phoenix’s internal and external financial management and arrangements as well as the supervision of administration and personnel matters. Mr. Yeung is a director of The 9 Limited and Little Sheep Group Limited. Mr. Yeung has extensive knowledge of finance and accounting issues from his experience as chief financial officer at Phoenix Satellite Television Holdings Limited, and his experience with The 9 Limited and Little Sheep Group Limited. These experiences give the Board perspective with respect to corporate governance and brand building. Mr. Yeung graduated from the University of Birmingham and remained in the United Kingdom until 1992 after obtaining his qualification as a chartered accountant. Upon returning to Hong Kong, he worked at Hutchison Telecommunications and Satellite Television Asian Region, a subsidiary of News Corporation, in the fields of finance and business development.

Weiguo Zhang. Weiguo Zhang has been our president since 2005 and is primarily responsible for our financial market operations, including investor relations, corporate development, and international strategic development. Mr. Zhang first joined us as president of Synutra Illinois in 2001 to oversee our U.S. operations, including information support in research and technologies and business development. Prior to joining us, Mr. Zhang was the managing director of Bambridge International, Ltd., which he founded in 1995. Mr. Zhang is also a director and a member of the compensation committee and audit committee of Rino International Corporation. Mr. Zhang received a bachelor’s degree in English language and literature from the Nanjing International Relations Institute and a master’s degree in international economics and American foreign policy from the School of Advanced International Studies from John Hopkins University.

Donghao Yang. Donghao Yang has served as our Chief Financial Officer since May 4, 2010. Mr. Yang has over 15 years of experience in corporate finance, commodity trading and international business development. Mr. Yang has held senior executive and managerial positions in various public and private companies, including serving as Chief Financial Officer of Greater China of Tyson Foods, Inc. (NYSE: TSN) from March 2007 to April 2010, as Finance Director Asia Pacific of Valmont Industries, Inc. (NYSE: VMI) from October 2003 to March 2007, and as Director in China Minmetals Brazil Holding Limited from January 1999 to April 2001. Mr. Yang earned a Bachelor of Arts degree in Economics from Nankai University in 1993 and a Master of Business Administration degree from Harvard Business School in 2003.

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

Board of Directors

Our board of directors currently has seven directors, consisting of four independent directors, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market.

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III, and serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. To effect such staggered terms, our amended and restated bylaws provides that the directors first elected to class I shall serve for a term ending on the annual meeting date following the end of 2008, the directors first elected to class II shall serve for a term ending on the second annual meeting date following the end of 2008, and the directors first elected to class III shall serve for a term ending on the third annual meeting date following the end of 2008. Our board of directors has designated Liang Zhang and William Wu as class I directors, Jinrong Chen, Yiu-Chun Chan and David Hui Li as class II directors and Lei Lin and Ka-Keung Yeung as a class III director. At the stockholder’s annual meeting on Feb 8, 2010, Jinrong Chen and Yiu-Chun Chan were re-elected as class II directors and David Hui Li was elected as class II director. Upon the resignation of William Wu as a director on May 4, 2010, Joseph Chow has served as a class I director.

Board Committees

Our board has established the committees described below and may establish others from time to time.

Audit Committee

Our audit committee consists of Jinrong Chen, Lei Lin, Yiu-Chun Chan and Ka-Keung Yeung, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market. Ms. Chen is the chairperson of our audit committee and serves as the financial expert of the committee. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee consists of Jinrong Chen, Yiu-Chun Chan, Lei Lin and Ka-Keung Yeung. Ms. Chen is the chairperson of our compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our stock incentive and employee stock purchase plans; and

•	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Nominating Committee

Our nominating committee consists of Yiu-Chun Chan, Jinrong Chen, Lei Lin and Ka-Keung Yeung. Mr. Chan is the chairman of our nominating committee. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the board of directors and recommending to the board the persons to be nominated by the board as nominees for director at each annual meeting of our stockholders. Specific responsibilities of our nominating committee include:

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

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own beneficially more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ Global Select Market. The Securities and Exchange Commission has established specific due dates for these reports, and we must disclose in this 10-K any late filings during the fiscal year ended March 31, 2010. These persons are required by regulation of the SEC to furnish copies of all Section 16(a) forms to the Company. Based solely upon our review of the copies of such forms received by the Company, we believe that during the year ended March 31, 2010 our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board of Directors. A copy of this code is available on the Company’s website at www.synutra.com. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our executive officers during the fiscal year ended March 31, 2010. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Liang Zhang and Joseph Chow, who serve as our chief executive officer and our chief financial officer, respectively, and William W. Wu were our “named executive officers” for the fiscal year ended March 31, 2010, and the compensation for these officers is reported in the “Summary Compensation Table” below. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2010. Lawrence Lee, who served as our chief financial officer before Joseph Chow, resigned from that position effective November 10, 2009. His compensation is also reported in the table titled “Summary Compensation Table—Fiscal Years Ended March 31, 2010, 2009 and 2008” below. Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2010 of RMB6.8263 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our executive officers. Accordingly, for the fiscal year ended March 31, 2010, the components of our executive compensation program consisted of cash salary only. On June 11, 2008, the Company adopted the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee currently has not granted any stock-based awards, the compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

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

Setting Executive Compensation

In making its compensation decisions, neither the Company nor the compensation committee retain outside compensation consultants. Instead, the compensation committee reviews compensation data for executives of other listed companies located in China but the Company does not use this data to benchmark the compensation of its executives. The compensation committee utilizes this data to set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to similarly situated executives at comparable local companies considering, for each executive, their individual experience level and the responsibilities of their position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

Employment Agreements

We have entered into standard employment agreements with each of our executive officers, including the named executive officers. The terms and conditions of these employment agreements are determined via negotiations between the employee parties and us, and the framework and structure of the agreements are intended to comply with applicable PRC labor and employment laws.

Liang Zhang’s employment agreement was automatically extended and has an indefinite term and provides for an annual base salary of approximately $175,790. Joseph Chow’s employment agreement has an indefinite term and provides for an annual base salary of approximately $175,790.

Fiscal Year 2010 Executive Compensation Components

For the fiscal year ended March 31, 2010, the principal component of compensation for our executive officers was their base salary. We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the executive officers are determined for each executive based on his or her position and responsibility.

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

Our executive officers did not receive any annual bonus or equity-based compensation for the fiscal year ended March 31, 2010.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)
Yiu-Chun Chan
Lei Lin
Ka-Keung Yeung

Summary Compensation Table — Fiscal Years Ended March 31, 2010, 2009 and 2008

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal years ended March 31, 2010, 2009 and 2008. The amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2010 conversion rate of RMB 6.8263 to $1.00.

Name and Principal Position	Year ended March 31	Salary ($)	All Other Compensation ($)	Total ($)
Liang Zhang	2010	175,791	—	175,791
Chairman of the Board and	2009	175,544	—	175,544
Chief Executive Officer	2008	170,964	—	170,964
Joseph Chow(1)	2010	73,246	—	73,246
Director and Interim Chief	2009	—	—	—
Financial Officer	2008	—	—	—
Lawrence Lee(2)	2010	117,194	—	117,194
Former Chief Financial	2009	110,593	—	110,593
Officer	2008	56,988	10,407	67,395
Weiguo Zhang	2010	60,000	—	60,000
President	2009	60,000	—	60,000
	2008	60,000	—	60,000

(1)
Joseph Chow served as our interim chief financial officer from November 10, 2009 and will resign from this position on June 10, 2010. He has served as a member of our Board of Directors since May 4, 2010. The amount reflects the base salary paid to Joseph Chow from November 10, 2009 to March 31, 2010.

(2)
Lawrence Lee was appointed our chief financial officer effective October 1, 2007 and resigned effective November 10, 2009. The amounts reported in column “All Other Compensation” reflect retainer fees for his service on our board of directors prior to his appointment as our chief financial officer.

Plan-Based Awards — Fiscal Year Ended March 31, 2010

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2010. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2010, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2010.

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

Director Compensation

The following table presents information regarding the compensation for the fiscal year ended March 31, 2010 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year. None of our non-employee directors held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2010. The compensation paid to Liang Zhang and Joseph Chow, each of whom is employed by us, is presented above in the table titled “Summary Compensation Table—Fiscal Years Ended March 31, 2010, 2009 and 2008” and the related explanatory notes.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Jinrong Chen	40,000	40,000
Yiu-Chun Chan	40,000	40,000
Lei Lin	40,000	40,000
Ka-Keung Yeung(1)	10,000	10,000

(1)	Ka-Keung Yeung was elected to our board of directors on January 8, 2010.

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

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Yiu-Chun Chan, Lei Lin and Ka-Keung Yeung each served on the compensation committee during the fiscal year ended March 31, 2010. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 1, 2010, regarding the beneficial ownership of our common stock by:

•	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 1, 2010. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 54,000,713 shares of common stock outstanding as of June 1, 2010. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	66.67%
Joseph Chow, Interim Chief Financial Officer and Director	—	—
Lawrence Lee, Former Chief Financial Officer	—	—
Weiguo Zhang, President and Chief Operating Officer	2,000	*
Donghao Yang, Chief Financial Officer	—	—
David Hui Li, Director(2)	4,000,000	7.41%
Jinrong Chen, Director	—	—
Yiu-Chun Chan, Director	—	—
Lei Lin, Director	—	—
Ka-Keung Yeung, Director	—	—
All Officers and Directors as a Group	40,002,000	74.08%
PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(3)	4,000,000	7.41%

*	Less than 1%

(1)
This amount includes 36,000,000 shares owned by Beams Power Investment Limited, or Beams, a British Virgin Islands company. In addition, Beams had issued a senior convertible note dated April 23, 2008, to the Warburg Pincus Entities, as defined below, convertible into up to 1,000,000 shares of common stock held by Beams. Liang Zhang has dispositive and voting power over investments by Beams. Liang Zhang’s wife, Xiuqing Meng, is the sole shareholder and director of Beams. Of the shares held by Beams, 5,967,000 shares were pledged to Warburg (as defined below) pursuant to a share pledge agreement, dated April 23, 2008 and an additional 8,000,000 shares were pledged to Warburg on December 4, 2008, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(2)
Mr. David Hui Li is a Managing Director and Member of WP LLC. All shares indicated as owned by Mr. Li are included because of his affiliation with the Warburg Pincus entities.  Joseph P. Landy and Charles R. Kaye are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities.  Messrs. Kaye, Landy, and Li disclaim beneficial ownership of all shares held by the Warburg Pincus entities.

(3)
According to a Schedule 13D/A filed by Warburg Pincus Private Equity IX, L.P., or Warburg, with the SEC on September 1, 2008, Warburg Pincus IX LLC, or WP IX LLC, is the sole general partner of Warburg. Warburg Pincus Partners LLC, or WP Partners, is the sole managing member of WP IX LLC, and Warburg Pincus & Co., or WP, is the sole managing member of WP Partners. Charles R. Kaye and Joseph P. Landy are general partners of WP and managing members and co-presidents of Warburg Pincus LLC, or WP LLC, which manages Warburg. WP, WP Partners, WP IX LLC, Warburg and WP LLC are collectively referred to as the “Warburg Pincus Entities.” Messrs. Kaye and Landy may be deemed to indirectly beneficially own the shares held by Warburg because of their affiliation with the Warburg Pincus Entities. Messrs. Kaye and Landy disclaim beneficial ownership of the shares held by Warburg except to the extent of their pecuniary interest therein. The address of the Warburg Pincus Entities is 466 Lexington Avenue, New York, New York, 10017. This amount represents the shares of common stock held directly by the Warburg Pincus Entities. In addition, there are 1,000,000 shares of common stock issuable to the Warburg Pincus Entities pursuant to the senior convertible note, dated April 23, 2008, issued by Beams Power Investment Limited.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have a 2008 Stock Incentive Plan which has been approved by our shareholders. The plan will terminate on June 10, 2018. To date, we have not issued any awards under the Plan.

The following table sets forth the number of common shares remaining available for future issuance under the plan as of March 31, 2010.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	—	—	12,500,000
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	12,500,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliate Companies controlled by Liang Zhang

Our chairman, chief executive officer and principal stockholder, Liang Zhang, controls several other companies in China. Among these companies, we sold whey protein to Honnete and powdered formula products to St. Angel (Beijing) Business Service, and we also purchased whey protein powders from Kelqin and Honnete, and catalogues, brochures, and marketing materials from St. Angel Cultural Communications for the fiscal years ended March 31, 2010 and 2009.

For the fiscal year ended March 31, 2010, we purchased $98,000 of whey protein powder from Honnete.

The following table sets forth the value of our sales to our related parties for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$8,830	$2,255
St. Angel (Beijing) Business Service Co., Ltd.	824	—
Total	$9,654	$2,255

The following table sets forth the value of our purchases from our related parties for the fiscal year ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$98	$10,376
Beijing Kelqin Dairy Co., Ltd.	—	154
Beijing St. Angel Cultural Communication Co. Ltd..	470	1,639
Total	$568	$12,169

In June 2008, we sold two commercial buildings to Sheng Zhi Da Dairy Group Corporation, an entity 100% controlled by the Liang Zhang, at the carrying value of $1.7 million. The amount due from Sheng Zhi Da Dairy Group Corporation as of March 31, 2010 and 2009 represents the receivable for the sales of the two buildings.

We had indebtedness from related parties controlled by Liang Zhang. The following table sets forth the amount of indebtedness principal outstanding during the fiscal years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of the year.	$7,523	$—
Borrowing from related parties	4,798	8,255
Repayment to related parties	(8,461)	(732)
Balance at end of the year	$3,860	$7,523

As of June 1, 2010, the short term loan from related parties is $3.9 million. The interest paid for the fiscal year ended March 31, 2010 and 2009 was $197,000 and nil respectively. The interest rate for the loan outstanding at March 31, 2010 was 10.0%. The interest payable at March 31, 2010 was $512,000.

Registration Rights Agreement with Warburg

On June 15, 2007, we issued 4,000,000 shares of common stock to Warburg for $66.0 million and entered into a registration rights agreement with Warburg. Pursuant to this registration rights agreement, we granted Warburg certain customary registration rights, including demand, piggyback and Form S-3 registration rights. David Li, who is one of our directors, is a managing director of Warburg. Subject to the provisions of the registration rights agreement and the restrictions of its lock-up agreement, Warburg will be entitled to require us to register the resale of its shares under the Securities Act.

On April 23, 2008, Beams Power Investment Limited, or Beams, a British Virgin Islands limited liability company and our majority stockholder, and Warburg entered into a note purchase agreement. Pursuant to this note purchase agreement, Beams issued Warburg a senior convertible note in an aggregate principal amount of $30 million, which is convertible into up to 1,000,000 shares of our common stock held by Beams. In addition, Beams and Warburg entered into a share pledge agreement, dated April 23, 2008, pursuant to which Beams agreed to pledge an aggregate of 5,967,000 of shares of our common stock held by Beams as initial collateral for the loan covered by the note. On December 4, 2008, Beams agreed to pledge an additional 8,000,000 shares of our common stock held by Beams as collateral for the loan covered by the note.

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

Control Agreements with Affiliated Entities

In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through four entities -- Nanjing Shengyuan Huiren Clinical Examination Co., Ltd., Taiyuan Shengyuan Huiren Clinical Examination Co., Ltd, Shijiazhuang Shengyuan Huiren Clinical Examination Co., Ltd and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd (the “Four Entities”) that are not directly owned by us. We control and consolidate these entities into our group consolidated results through a series of contractual arrangements which are summarized below.

 (a)    Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. (“Nutritional”) and Beijing Shengyuan Huimin Technology Service Co., Ltd. (“Huimin”). Pursuant to this agreement, Nutritional agrees to provide to Huimin certain consulting services for which Huimin shall pay Nutritional a service fee in an amount equal to 10%-50% of Huimin’s monthly net sale, the exact percentage to be determined by the two parties. The term of the agreement is 10 years unless Nutritional terminates it before its expiration and Nutritional shall have the right to extend the Agreement before it expires.

(b)    Business Operating Agreement entered into by and among Nutritional, Huimin, Zhang Jibin (who is our Director of Loans) and Jiang Yunpeng (who is our Director of Strategic Acquisitions). Pursuant to this agreement, Huimin agrees to conduct its business in a way that is consistent with Nutritional’s direction. In addition, Zhang Jibin and Jiang Yunpeng authorize Nutritional to exercise all of their respective shareholders’ rights in Humin.

(c)    Call Option Agreement entered into by and among Nutritional, Huimin, Zhang Jibin and Jiang Yunpeng. Pursuant to this agreement, within a ten-year period and any extended period as requested by Nutritional, Nutritional is entitled to an irrevocable and exclusive right to purchase or authorize any third party to purchase the shares of Huimin held by Zhang Jibin and Jiang Yunpeng at the lowest feasible price according to PRC laws and regulations. In addition, Nutritional is entitled to call part or all of the option right at any time during the effective period of this agreement and there is no limit on the number of calls until Nutritional hold 100% of Huimin’s shares.

(d)    Pledge Agreement entered into by and among Nutritional, Zhang Jibin and Jiang Yunpeng. To ensure the performance of the Exclusive Consulting and Service Agreement, Call Option Agreement and Business Operating Agreement, Zhang Jibin and Jiang Yunpeng, as pledgers under this agreement, pledge all of their shares and corresponding interests and rights in Huimin to Nutritional, as pledgee under this agreement.

(e)   Entrustment Agreement entered into by and among Nutritional, Zhang Jibin and Jiang Yunpeng. Pursuant to this agreement, Nutritional loans Zhang Jibin and Jiang Yunpeng each RMB15,000,000 to establish companies for pre-natal diagnostic services in China. Zhang Jibin and Jiang Yunpeng are the nominal shareholders of these companies and Nutritional is the actual shareholder of these companies.

(f)      Entrustment Agreement entered into by and among Nutritional, Zhang Jibin, Jiang Yunpeng and Honnete. Nutritional agrees to entrust Zhang Jibin and Jiang Yunpeng arty A) to establish a limited liability company (the “future company”) and Zhang Jibin and Jiang Yunpeng will hold all of the shares of the future company in entrustment. Zhang Jibin and Jiang Yunpeng have established Nanjing Huiren, Taiyuan Huiren, Shijiazhuang Huiren and Haerbin Huiren (the “established companies”). Upon the fulfillment of the registration of the said future company, Zhang Jibin and Jiang Yunpeng will transfer their shares in the established companies to the future company for free. Upon approval from Nutritional, Zhang Jibin and Jiang Yunpeng will entrust Honnete to hold the shares of the established companies.

Review, Approval or Ratification of Transactions with Related Parties

Audit committee must approve any new class of transactions involving the Company in which any of our directors, director nominees, executive officers, greater than five percent beneficial owners and their respective immediate family members has a direct or indirect material interest. In doing so, the Board takes into account, among other factors it deems appropriate:

•	The related person’s interest in the transaction;

•	The approximate dollar value of the amount involved in the transaction;

•	The approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	Whether the transaction was undertaken in the ordinary course of our business;

•	Whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	The purpose of, and the potential benefits to us of, the transaction; and

•
Any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence

The Board has determined all Board members, excluding Liang Zhang, Joseph Chow and David Hui Li, are independent under the applicable NASDAQ rules. The Board has also determined the members of each committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 27, 2007, we engaged Deloitte Touche Tohmatsu CPA Ltd. (“DTTC”) as our new independent auditors. The engagement was approved by the Audit Committee of our Board of Directors. No relationship existed in any manner between DTTC and us prior to the date we engaged DTTC.

Audit Fees

DTTC was paid aggregate fees of approximately $797,812 and $1,202,520 for the fiscal year ended March 31, 2010 and 2009, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q.

Audit-related Fees

DTTC was paid aggregate fees of approximately $60,000 and nil for the fiscal year ended March 31, 2010 and 2009, respectively, for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

Tax Fees

DTTC was paid aggregate fees of approximately $nil and $13,000 for the fiscal year ended March 31, 2010 and 2009, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

DTTC was paid no other fees for any other services rendered to the Company for the fiscal year ended March 31, 2010 and 2009.

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

SYNUTRA INTERNATIONAL, INC.
Date:	June 9, 2010	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Joseph Chow, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities.

Name	Position	Date
/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman (Principal Executive Officer)	June 9, 2010
/s/ Joseph Chow
Joseph Chow	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 9, 2010
/s/ David Hui Li
David Hui Li	Director	June 9, 2010
/s/ Jinrong Chen
Jinrong Chen	Director	June 9, 2010
/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	June 9, 2010
/s/ Lei Lin
Lei Lin	Director	June 9, 2010
/s/ Ka-Keung Yeung
Ka-Keung Yeung	Director	June 9, 2010

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)
3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)
10.1	Employment Agreement between Shengyuan Nutritional Food and Liang Zhang, dated December 21, 2008
10.2	Employment Agreement between Shengyuan Nutritional and Weiguo Zhang, dated June 4, 2010
10.3	Employment Agreement between the Shengyuan Nutritional Food Co., Ltd. and Joseph Chow, dated November 10, 2009.
10.4	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Donghao Yang, dated May 4, 2010
10.5
Warrant Agreement among Beams Power Investment Limited, Synutra International, Inc., the Bank of New York as Warrant Agent, and ABN AMRO N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007)

10.6
Registration Rights Agreement between Synutra International, Inc. and ABN AMRO N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007)

10.7
Common Stock Purchase Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P. , dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.8
Registration Rights Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.9
Voting and Co-Sale Agreement among Synutra International, Inc., Beams Power Investment Limited, and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.10
Registration Rights Agreement among Synutra International, Inc., Beams Power Investment Limited and Warburg Pincus Private Equity IX, L.P., dated April 23, 2008, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2008)

10.11
Amended Loan Agreement among Synutra International, Inc., ABN AMRO N.V. and certain lenders party thereto, dated February 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2010)

10.12
Collateral Agreement among Synutra International, Inc., ABN AMRO N.V. and Synutra, Inc., dated October 11, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2007).

10.13
US Dollar Facility Fee Letter Agreement between Synutra International, Inc. and The Royal Bank of Scotland N.V., dated October 11, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 17, 2007).

10.14	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008)

Exhibit Number	Description
10.15A
Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16A to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.15B
Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16B to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.16
Asset Purchase Agreement, dated July 14, 2008, between Sheng Yuan Nutritional Food Co., Ltd. and Beijing Huilian Food Co, Ltd. (incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K filed on July 18, 2008)

10.17	Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. and Beijing Shengyuan Huimin Technology Service Co., Ltd. dated July 20, 2008
10.18	Business Operating Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Zhang Jibin and Jiang Yunpeng dated July 20, 2008
10.19	Equity Disposal Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Zhang Jibin and Jiang Yunpeng dated July 20, 2008
10.20	Share Pledge Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Zhang Jibin and Jiang Yunpeng dated July 20, 2008
10.21	Entrustment Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Zhang Jibin and Jiang Yunpeng dated July 20, 2008
10.22	Entrustment Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Zhang Jibin and Jiang Yunpeng and Beijing Honnete Dairy Co., Ltd. dated July 20, 2008
10.23
Asset Purchase Agreement dated as of September 9, 2009 among Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd., Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. and Heilongjiang Wondersun Dairy Co., Ltd. (incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K filed on September 15, 2009)

12.1	Statements re computation of ratios
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14. 1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)
16.1
Letter from Rotenberg & Co to the Securities and Exchange Commission dated July 24, 2007 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2007)

21.1	List of Subsidiaries
23.1	Consent of Deloitte Touche Tohmatsu CPA Ltd.
24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)