Form 10-Q
period 2010-06-30
Synutra International, Inc.
filed 2010-08-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 001-33397

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

As of August 9, 2010, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2010	March 31, 2010
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$105,464	$48,693
Restricted cash	40,841	33,384
Accounts receivable, net of allowance of $4,859 and $4,355, respectively	41,671	26,013
Inventories	57,089	52,134
Due from related parties	9,153	8,111
Income tax receivable	—	523
Receivable from assets disposal	5,315	5,879
Prepaid expenses and other current assets	9,040	8,209
Deferred tax assets	33,574	33,390
Total current assets	302,147	216,336

Property, plant and equipment, net	109,042	110,037
Land use rights, net	5,992	5,996
Intangible assets, net	3,141	3,394
Goodwill	—	1,437
Receivable from assets disposal	—	4,404
Other assets	3,355	3,575
Deferred tax assets	4,183	4,178
TOTAL ASSETS	$427,860	$349,357
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$80,336	$98,069
Long-term debt due within one year	49,726	61,194
Accounts payable	49,211	49,947
Due to related parties	2,604	2,670
Advances from customers	7,553	9,375
Income tax payable	3,086	—
Other current liabilities	21,796	22,674
Total current liabilities	214,312	243,929
Long-term debt	79,518	41,018
Deferred revenue	4,712	4,688
Capital lease obligations	5,394	5,372
Other long-term liabilities	1,432	1,419
Total liabilities	305,368	296,426
Equity:
Synutra International, Inc. shareholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 54,001 issued and outstanding at June 30, 2010 and March 31, 2010, respectively	6	5
Additional paid-in capital	135,440	76,607
Accumulated deficit	(38,183)	(48,289)
Accumulated other comprehensive income	24,592	24,015
Total Synutra common shareholders’ equity	121,855	52,338
Noncontrolling interest	637	593
Total equity	122,492	52,931
TOTAL LIABILITIES AND EQUITY	$427,860	$349,357

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended June 30,
	2010	2009
	(in thousands except earnings per share data)
Net sales	$83,787	$47,350
Cost of sales	37,426	27,778
Gross profit	46,361	19,572

Selling and distribution expenses	12,626	10,477
Advertising and promotion expenses	10,002	15,145
General and administrative expenses	7,516	4,641
Other operating income, net	73	117
Income (loss) from operations	16,290	(10,574)

Interest expense	2,662	2,378
Interest income	108	518
Other income (expense), net	167	(784)
Income (loss) before income tax expense (benefit)	13,903	(13,218)
Income tax expense (benefit)	3,795	(3,223)
Net income (loss)	10,108	(9,995)

Net income (loss) attributable to the noncontrolling interest	2	(49)
Net income (loss) attributable to Synutra International, Inc. common shareholders	$10,106	$(9,946)

Earnings (loss) per share – basic	$0.19	$(0.18)
Earnings (loss) per share – diluted	$0.19	$(0.18)
Weighted average common shares outstanding – basic	54,037	54,001
Weighted average common shares outstanding – diluted	54,274	54,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (unaudited)

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Net income (loss)	$10,108	$(9,995)
Currency translation adjustments	579	70
Total comprehensive income (loss)	10,687	(9,925)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	(49)
Comprehensive income (loss) attributable to Synutra International, Inc. common shareholders	$10,683	$(9,876)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
	(in thousands)
Balance, March 31, 2009	54,001	$5	$76,607	$(23,674)	$23,921	$537	$77,396
Net loss	—	—	—	(9,946)	—	(49)	(9,995)
Currency translation adjustments	—	—	—	—	70	—	70
Other	—	—	—	—	—	83	83
Balance, June 30, 2009	54,001	$5	$76,607	$(33,620)	$23,991	$571	$67,554

Balance, March 31, 2010	54,001	$5	$76,607	$(48,289)	$24,015	$593	$52,931
Net income	—	—	—	10,106	—	2	10,108
Issuance of common stock	3,300	1	58,833	—	—	—	58,834
Currency translation adjustments	—	—	—	—	577	2	579
Other	—	—	—	—	—	40	40
Balance, June 30, 2010	57,301	$6	$135,440	$(38,183)	$24,592	$637	$122,492

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Operating activities:
Net income (loss)	$10,108	$(9,995)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	175	80
Depreciation and amortization	2,471	2,588
Bad debt expense (reversal)	473	(403)
Goodwill and intangible asset impairment	1,700	—
Loss (gain) on disposal of property, plant and equipment	(29)	13
Deferred income tax	6	(6)
Other compensation expense	40	83
Changes in operating assets and liabilities:
Accounts receivable	(15,965)	662
Inventories	(4,681)	(20,593)
Due from related parties	(1,202)	(760)
Prepaid expenses and other current assets	(594)	2,208
Accounts payable	(1,366)	(14,727)
Due to related parties	212	(2,464)
Advances from customers	(1,865)	(1,047)
Income tax receivable	524	(3,592)
Income tax payable	3,078	—
Deferred revenue	—	(270)
Product recall provision	—	(1,345)
Current and non-current other liabilities	(934)	(333)
Net cash used in operating activities	$(7,849)	$(49,901)

Investing activities:
Acquisition of property, plant and equipment	(278)	(2,172)
Change in restricted cash	(7,265)	(19,728)
Payment for business acquisitions	—	(1,468)
Proceeds from assets disposal	4,824	—
Net cash used in investing activities	$(2,719)	$(23,368)

Financing activities:
Proceeds from short-term debt	31,369	118,111
Repayment of short-term debt	(49,511)	(60,346)
Proceeds from long-term debt	49,902	7,324
Repayment of long-term debt	(23,500)	—
Proceeds from issuance of common stock	62,700	—
Issuance costs for common stock issuance	(3,866)	—
Net cash provided by (used in) financing activities	$67,094	$(65,089)

Effect of exchange rate changes on cash and cash equivalents	$245	$23

Net change in cash and cash equivalents	56,771	(8,157)
Cash and cash equivalents, beginning of year	$48,693	$37,736
Cash and cash equivalents, end of year	$105,464	$29,579

Supplemental cash flow information:
Interest paid	2,492	2,419
Income tax paid	166	335

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	347	923
Assets disposal by other receivable	5,315	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Company is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K and its subsequent amendments, if any, for the fiscal year ended March 31, 2010.

The unaudited condensed consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year.

3.	ISSUANCE OF COMMON STOCK

On June 30, 2010, the Company completed an offering (“Offering”) of 3.3 million shares of common stock at a price to public of $19.00 per share. The net proceeds from the Offering, after deducting underwriting discounts, commissions and offering expenses, totaled approximately $58.8 million. The net proceeds of the Offering were used to (i) repay in full $35.0 million of the RBS Loan (as defined in Note 8) and (ii) for general corporate purposes.

4.	FAIR VALUE MEASUREMENTS

The carrying value of financial instruments including cash, receivables, accounts payable, short-term debt and due to and from related parties, approximates their fair value at June 30, 2010 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of June 30, 2010 and March 31, 2010. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of June 30, 2010 and March 31, 2010.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
	(In thousands)
June 30, 2010:
Goodwill	$—			$—	$1,440
Intangible asset (know-how)	$—			$—	$260

March 31, 2010:
Assets held for sale	$30,211		$30,211		$5,894

In accordance with the provisions of ASC No.350, Intangibles – Goodwill and Other, goodwill with a carrying amount of $1.4 million and a know-how, which represents the acquired recipe, with a carrying amount of $0.3 million were written down to their fair value of zero, resulting in a loss of $1.7 million, which was included in general and administrative expenses of baby food segment for the fiscal quarter ended June 30, 2010.

In June 2010, baby food segment began to implement sales and marketing activity through the Company’s distribution channel, which was delayed by the cash flow tension caused by the product recall. As the baby food business is a new market, the Company encountered some unexpected challenge in marketing activities. Due to the uncertainty in future operating brought by the marketing challenges, the Company reduced its growth expectation for the future years. As a result of reduced expectations of future cash flows from baby food segment, the Company determined that the goodwill with a carrying amount of $1.4 million was not recoverable and consequently recorded a full impairment charge. The Company applied the income approach to estimate the fair value of the goodwill. Calculating the fair value of the goodwill requires the input of significant estimates and assumptions, some of which are unobservable. The significant estimates and assumptions include business assumptions, weighted average cost of capital, terminal growth rate, and effective tax rate. The Company has categorized this as a level 3 fair value measurement.

The fair value of the know-how was determined by management, as the Company has made significant modification to the original recipe. The Company has categorized this as a level 3 fair value measurement.

5.	INVENTORIES

The Company’s inventories at June 30, 2010 and March 31, 2010 are summarized as follows:

	June 30, 2010	March 31, 2010
	(In thousands)
Raw materials	$40,609	$35,667
Work-in-progress	8,068	10,893
Finished goods	8,412	5,574
Total Inventories	$57,089	$52,134

6.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	June 30, 2010	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,737	$1,728
Beijing Honnete Dairy Co., Ltd.	6,442	5,476
St. Angel (Beijing) Business Service Co. Ltd.	973	907
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	1	—
Total	$9,153	$8,111

b.	Due to related parties

	June 30, 2010	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$2,040	$2,098
Beijing Honnete Dairy Co., Ltd.	564	568
Beijing St. Angel Cultural Communication Co., Ltd.	—	4
Total	$2,604	$2,670

The Company had certain related party borrowings which were recorded in short-term debt. See Note 8. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the fiscal quarters ended June 30, 2010 and 2009, the Company’s sales to the related parties included whey protein to Beijing Honnete Dairy Co., Ltd. and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd.

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$172	$2,239
St. Angel (Beijing) Business Service Co., Ltd.	150	—
Total	$322	$2,239

C.	Purchases from related parties

The Company did not purchase from related parties in the fiscal quarters ended June 30, 2010 and 2009.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2010	March 31, 2010
	(In thousands)
Property, plant and equipment, cost:
Buildings	$49,768	$49,351
Plant and machinery	65,659	63,547
Office equipment and furnishings	3,365	3,314
Motor vehicles	2,557	2,590
Others	394	392
Total cost	$121,743	$119,194
Less: Accumulated depreciation:
Buildings	6,950	6,353
Plant and machinery	18,674	17,065
Office equipment and furnishings	1,785	1,634
Motor vehicles	1,149	1,099
Others	336	329
Total accumulated depreciation	28,894	26,480
Construction in progress	16,193	17,323
Property, plant and equipment, net	$109,042	$110,037

Construction in progress primarily represents the construction of manufacturing facilities and related equipment, and administrative buildings.

The Company recorded depreciation expense of $2.4 million and $2.5 million for the fiscal quarters ended June 30, 2010 and 2009, respectively.

8.	DEBT

On October 11, 2007, ABN AMRO Bank N.V., Hong Kong branch (now known as The Royal Bank of Scotland N.V. (“RBS”)) as administrative agent, as collateral agent and as arranger, and certain lenders party thereto (the “Lenders”) provided a three year term loan (the “Original Loan Agreement”) to the Company in the aggregate amount of $35.0 million. On February 26, 2010, the Company entered into an amendment (the “Amendment”) to its Original Loan Agreement with RBS and Lenders (as amended, the “RBS Loan”). The interest rate was amended to LIBOR plus 4.5%. The Amendment required the Company to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) that is no lower than the Minimum Consolidated EBITDA specified in the Original Loan Agreement, as amended. The Company has performed an analysis on the consolidated EBITDA and confirmed that the financial covenant was satisfied as of June 30, 2010. Pursuant to the Amendment, the Company is required to prepay the loan within 30 days of an equity issuance. The principal of the loan and outstanding interest were repaid on July 16, 2010, following the Offering described in Note 3.

As of June 30, 2010 and March 31, 2010, the Company had short-term debt from PRC banks in the amount of $76.5 million and $94.2 million, respectively.  The maturity dates of the short-term debt outstanding range from July 2010 to April 2011. The weighted average interest rate on short-term debt from PRC banks outstanding at June 30, 2010 and March 31, 2010 was 4.2% and 4.7%, respectively. The loans at June 30, 2010 and March 31, 2010 were secured by the pledge of certain fixed assets held by the Company of $21.0 million and $33.4 million, respectively; the pledge of the Company’s land use right of $0.8 million and $2.2 million, respectively; and the pledge of cash deposits of $17.2 million and $11.7 million, respectively.

As of June 30, 2010 and March 31, 2010, the Company had long-term debt, including current portion, from PRC banks in the amount of $94.2 million and $67.4 million, respectively. The maturity dates of the long-term debt at June 30, 2010 are from October 2010 to January 2013. The weighted average interest rate of outstanding long-term debt at June 30, 2010 and March 31, 2010 was both 5.4%. The indebtedness was secured by the pledge of certain fixed assets of $8.0 million and nil, respectively; and the pledge of land use right of $1.8 million and $0.9 million, respectively at June 30, 2010 and March 31, 2010.

Apart from borrowings from banks, the Company had short-term loans from related parties in the amount of $3.9 million as of June 30, 2010 and March 31, 2010. The maturity dates of these related party loans at June 30, 2010 range from November 2010 to January 2011, and are extendable on the same terms upon maturity. The interest rate at June 30, 2010 and March 31, 2010 was both 10.0%. The interest expense of related party loans for the fiscal quarter ended June 30, 2010 and 2009 was $97,000 and $139,000, respectively.

9.	INCOME TAXES

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

10.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended June 30,
	2010	2009
	(In thousands except for per share data)
Net income (loss) attributable to common shareholders	$10,106	$(9,946)
Basic weighted average common shares outstanding	54,037	54,001
Dilutive potential common shares from warrants	237	—
Diluted weighted average shares outstanding	54,274	54,001
Earnings (loss) per share-basic	$0.19	$(0.18)
Earnings (loss) per share-diluted	$0.19	$(0.18)

The warrants to purchase 400,000 shares of common stock granted to RBS in connection with the RBS Loan were excluded from the computation of diluted earnings per share for the fiscal quarter ended June 30, 2009 as they would be anti-dilutive.

11.	SEGMENT REPORTING

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

“All Other” includes non-core businesses such as sales of ingredients and milk powder to industrial customers.

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting.

	Three Months Ended June 30,
	2010	2009
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$79,244	$42,470
Baby food	82	343
Nutritional ingredients and supplements	—	56
All other	4,461	4,481
Net sales	$83,787	$47,350
INTERSEGMENT SALES
Powdered formula	$—	$4
Baby food	74	232
Nutritional ingredients and supplements	3,734	1,522
All other	472	8
Intersegment sales	$4,280	$1,766
GROSS PROFIT
Powdered formula	$45,054	$20,201
Baby food	(9)	132
Nutritional ingredients and supplements	—	(648)
All other	1,316	(113)
Gross profit	$46,361	$19,572
Selling and distribution expenses	12,626	10,477
Advertising and promotion expenses	10,002	15,145
General and administrative expenses	7,516	4,641
Other operating income, net	73	117
Income (loss) from operations	16,290	(10,574)
Interest expense	2,662	2,378
Interest income	108	518
Other income (expense), net	167	(784)
Income (loss) before income tax expense (benefit)	$13,903	$(13,218)

	June 30, 2010	March 31, 2010
	(In thousands)
TOTAL ASSETS
Powdered formula	$361,283	$333,975
Baby food	26,490	35,115
Nutritional ingredients and supplements	46,903	37,879
All other	175,051	115,787
Intersegment elimination	(181,867)	(173,399)
Total	$427,860	$349,357

12.	CONTINGENCIES

As of June 30, 2010, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

On March 29, 2010, U.S. District Judge Deborah Chasanow for the District of Maryland ordered the dismissal of a complaint filed January 15, 2009 on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. (Jiali Tang, et al vs. Synutra International, Inc., et al.), alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. In an opinion issued the same date of the order above, the court sided with the Company’s positions and granted the motion to dismiss on the grounds of forum non conveniens. The court also granted the motion to file under seal a response to a Notice of Recent Development filed by the Plaintiffs. In considering the motion to dismiss on the grounds of forum non conveniens, the court examined both the availability and adequacy of the alternative forum in China as well as how public and private interests favor the choice of forum. In addition, taking into account that an “alternative compensation plan is undisputedly available to Plaintiffs,” the court ruled that “a conditional dismissal will not be employed to protect the Plaintiffs’ rights to pursue a judicial remedy in the alternative forum.” On June 28, 2010, the plaintiffs filed an opening brief of appeal of the dismissal order.  In response, the Company filed an opposing brief on July 28, 2010 with the court of appeals. Plaintiffs’ closing brief is due within 14 days from the date of the Company’s filing. Management believes the possibility of a significant loss from this lawsuit is remote. Therefore, no accrual has been established for any potential loss in connection with this lawsuit.

13.	SUBSEQUENT EVENTS

On July 7, 2010, the Company entered into a supplementary agreement with Beijing Oriental Campus Property Management Co., Ltd., pursuant to which the Company is required to prepay the head office building rental expense of $17.6 million, representing rental expense from September 1, 2010 to August 31, 2018, before December 31, 2010.

Except for the repayment of RBS loan discussed in Note 8, and the above discussed rental prepayment, there was no other material event to be reported.

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan,” or “Synutra,” name, together with other complementary brands. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of June 30, 2010, this network comprised over 560 independent distributors and over 1,000 independent sub-distributors who sell our products in over 74,000 retail outlets.

We currently have three reportable segments which are:

	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan and Helanruniu;

	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo;


Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

Our “Other” business includes non-core businesses such as sales of ingredients and milk powder to industrial customers.

Our net sales for the fiscal quarter ended June 30, 2010 increased by 77.0% to $83.8 million from $47.4 million for the same period in the previous year. Our gross profit for the fiscal quarter ended June 30, 2010 increased by 136.9% to $46.4 million from $19.6 million for the same period in the previous year. Our net profit attributable to Synutra International, Inc. common shareholders for the fiscal quarter ended June 30, 2010 was $10.1 million, as compared to net loss of $9.9 million for the same period in the previous year.

We are recovering from the impact of the melamine contamination incident in 2008 and the resulting recall. The increase in net sales was led by the powdered formula segment, and resulting in the increase in net earnings. The net sales of powdered formula segment was $79.2 million, as compared to $42.5 million for the same period in the previous year. The gross profit margin of powdered formula segment was 56.9%, representing an improvement from 47.6% for the same period in the previous year. The sales of Super series infant formula accounted for about 65.3% of the volume of sales and 74.5% of the net sales for the segment for the fiscal quarter ended June 30, 2010. We believe that the improvement in sales of the Super series infant formula has helped this segment regain some market share and helped to stabilize our market position.

We are focusing on fundamental approaches to procure new customers through our integrated marketing platform, and capitalizing on database resources built with a nationwide deployed team of nutrition education specialists who work directly with medical and healthcare professionals at maternity wards or clinics throughout the country. We believe that these initiatives have generated some favorable results, as reflected in the improved net sales of powdered formula segment in the fiscal quarter ended June 30, 2010.

The Company’s operations are located in mainland China. Nevertheless, the current uncertainty in the global economy and financial markets could lead to reduced consumer confidence in the economy and consumer spending, which could negatively affect our financial position and results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—The disruptions in the overall economy and the financial markets that started in late calendar year 2007  may adversely impact our business and results of operations and may limit our access to additional financing in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Recently, there have been media reports linking hormone levels in the Company’s milk powder with alleged premature development and sexual precocity. The Company has worked closely with state authorities in China to test product samples in response to these reports. While the Company is confident in the safety and quality of its products, it is uncertain what impact, if any, these reports will have on the Company’s reputation and results of operations. See Part I – Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, could harm our reputation and damage our brand, and adversely affect our results of operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of June 30, 2010, which was RMB6.7909 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On August 6, 2010, the mid rate was RMB6.7730 to $1.00.

Critical Accounting Policies and Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended March 31, 2010 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

RESULTS OF OPERATIONS
Three months ended June 30, 2010 and 2009

Net Sales

Net sales for the fiscal quarter ended June 30, 2010 increased by 77.0 % to $83.8 million from $47.4 million for the same period in the previous year. This increase in net sales was mainly due to the increase in net sales of powdered formula segment, as we are recovering from the melamine contamination incident.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names accounted for 94.6% of our total sales for the fiscal quarter ended June 30, 2010. Net sales of our powdered formula products for the fiscal quarter ended June 30, 2010 increased by 86.6 % to $79.2 million from $42.5 million for the same period in the previous year, primarily as a result of the following factors:


Sales volume of powdered formula products increased by 67.4% to 8,364 tons for the fiscal quarter ended June 30, 2010 from 4,996 tons for the same period in the previous year, due primarily to us regaining market share following the melamine contamination incident, and the expanding powdered formula market in China. We are recovering from the melamine contamination incident, and the sales volume increased steadily for the recent quarters.


The average selling price of our powdered formula products for the fiscal quarter ended June 30, 2010 increased by 11.5% to $9,474 per ton from $8,501 per ton for the same period in the previous year. Our revenue mix is shifting to higher-priced products, such as the Super series. We believe the average selling price is returning to pre-recall levels.

Baby food segment

Net sales of baby food segment for the fiscal quarter ended June 30, 2010 was $82,000, as compared to $343,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. We began our sales and marketing activities for prepared baby food products in late June 2010, and the efforts did not have immediately effect on the net sales.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was nil and $56,000 for the fiscal quarter ended June 30, 2010 and 2009, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $3.7 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to $1.5 million for the same period in the previous year.

Other

Other sales for the fiscal quarter ended June 30, 2010 was $4.5 million, which mainly included sales of surplus milk powder to industrial customers of $3.6 million, as compared to $4.5 million for the same period in the previous year.

Cost of Sales

Cost of sales for the fiscal quarter ended June 30, 2010 increased by 34.7% to $37.4 million from $27.8 million for the same period in the previous year. The increase in the cost of sales is mainly led by the increase of cost of sales of powdered formula segment.

Powdered formula segment

Cost of sales for the powdered formula segment for the fiscal quarter ended June 30, 2010 increased by 53.5% to $34.2 million from $22.3 million for the same period in the previous year. The increase in the cost of sales is due primarily to the increase in sales volume, as we are recovering from the melamine contamination incident.

Baby food segment

Cost of sales of baby food segment for the fiscal quarter ended June 30, 2010 was $91,000, as compared to $211,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales of nutritional ingredients and supplements segment was nil and $704,000 for the fiscal quarter ended June 30, 2010 and 2009, respectively.

Other

Other cost of sales for the fiscal quarter ended June 30, 2010 was $3.1 million, which mainly included the cost of sales of surplus milk powder of $2.2 million, as compared to $4.6 million for the same period in the previous year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended June 30, 2010 increased by 136.9% to $46.4 million from $19.6 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended June 30, 2010 increased by 123.0% to $45.1 million from $20.2 million for the same period in the previous year.

Our overall gross margin increased to 55.3% for the fiscal quarter ended June 30, 2010 from 41.4% for the same period in the previous year. Our gross margin for powdered formula segment was 56.9% for the fiscal quarter ended June 30, 2010, as compared to 47.6% for the same period in the previous year. The increase in gross margin was mainly due to our revenue mix shifting to higher-priced products, such as the Super series.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended June 30, 2010 increased by 20.5% to $12.6 million from $10.5 million for the same period in the previous year. This increase was a combined result of an increase in compensation expenses and an increase in freight charge, partially offset by a decrease in sales administration expense due to tightened budgetary control. Total compensation expense for the fiscal quarter ended June 30, 2010 increased by 38.2% to $8.3 million from $6.0 million for the same period in the previous year due to the increase in performance related bonus of the sales staff. Freight charge increased by 76.1% to $1.1 million from $0.6 million for the same period in the previous year, due primarily to the increase of sales volume.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended June 30, 2010 decreased by 34.0% to $10.0 million from $15.1 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended June 30, 2010, which accounted for 56.9% of total advertising and promotion expenses, decreased by 31.3% to $5.7 million from $8.3 million for the same period in the previous year. Promotion expenses for the fiscal quarter ended June 30, 2010, which accounted for 43.1% of total advertising and promotion expenses, decreased by 37.1% to $4.3 million from $6.9 million for the same period in the previous year, as certain promotions were carried out directly by distributors in exchange for us providing such distributors with an increase in product discount which was recorded as reduction to net sales. Prior to June 2009, we carried out aggressive advertising and promotional campaigns to regain market share from the aftermath of the melamine contamination incident. Since then, we have reduced our advertising and promotion expenses, and have refocused our efforts in the subsequent quarters to achieve effective market pull-through with new customers and to improve brand loyalty. The decrease reflected a redeployment of resources to support activities on the consumer-end and beyond the distribution channels by our field promoters in the communities and our nutrition education professionals at the medical and healthcare facilities. As our operations gradually returned to their pre-recall condition, we have resumed our advertisement in major Chinese TV stations since March 2010.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended June 30, 2010 increased by 61.9% to $7.5 million from $4.6 million for the same period in the previous year. The increase was mainly due to $1.7 million impairment loss of goodwill and an intangible asset of the baby food segment, as we reduced expectations of future cash flows from the baby food segment. See Note 4 to our condensed consolidated financial statements.

Other Operating Income, Net

Other operating income for the fiscal quarter ended June 30, 2010 decreased to $73,000 from $117,000 for the same period in the previous year. The income represented general purpose government subsidy from local government.

Interest Expense

Interest expense for the fiscal quarter ended June 30, 2010 increased to $2.7 million from $2.4 million for the same period in the previous year. The increase was mainly due to the increase in weighted average interest rate of short term borrowings from PRC banks.

Interest Income

Interest income for the fiscal quarter ended June 30, 2010 decreased to $108,000 from $518,000 for the same period in the previous year. The decrease was mainly due to the decrease in restricted cash, which had a higher interest rate than cash and cash equivalent.

Other Income (Expense), Net

Other income for the fiscal quarter ended June 30, 2010 was $167,000, which was mainly due to Renminbi appreciating against the U.S. dollar. Other expense for the fiscal quarter ended June 30, 2009 was $784,000, which was mainly due to Renminbi depreciating against Euro. We purchase milk powder and whey protein from Europe and New Zealand. The transactions were dominated in U.S. dollar and Euro.

Income Tax Benefit

As a result of the profit generated, we recorded an income tax expense of $3.8 million for the fiscal quarter ended June 30, 2010, as compared to income tax benefit of $3.2 million for the same period in the previous year. Our effective tax rate increased to 27.3% for the fiscal quarter ended June 30, 2010 from 24.4% for the same period in the previous year, which was mainly due to expected valuation allowance for net operating loss carryforward of certain subsidiaries.

Net income (Loss) Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net income attributable to Synutra International, Inc. for the fiscal quarter ended June 30, 2010 was $10.1 million, as compared to net loss of $9.9 million for the same period in the previous year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings. Cash flows from financing activities primarily represent borrowings from banks, and for the fiscal quarter ended June 30, 2010, it also includes the issuance of 3.3 million shares of common stock, with net proceeds of approximately $58.8 million.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(7,849)	$(49,901)
Net cash used in investing activities	(2,719)	(23,368)
Net cash provided by financing activities	67,094	65,089
Effect of foreign currency translation on cash and cash equivalents	245	23
Net cash flow	$56,771	$(8,157)

Cash Flows from Operating Activities

Net cash used in operating activities was $7.8 million and $49.9 million for the fiscal quarter ended June 30, 2010 and 2009, respectively. Net cash used in operating activities for the fiscal quarter ended June 30, 2010 included net profit of $10.1 million, non-cash items not affecting cash flows of $4.8 million, and a $22.8 million increase in working capital. The changes in working capital for the fiscal quarter ended June 30, 2010, were primarily related to a $16.0 million increase in accounts receivable. We identified certain key distributors and authorized credit sales to them. For other distributors, we still require prepayment before goods delivery, as recorded in advance from customers. We do not expect significant increase in accounts receivable going forward. In the fiscal quarter ended June 30, 2010, we spent $48.3 million to purchase raw materials and other production materials, $10.6 million in staff compensation and social welfare, $9.0 million in other taxes, $18.9 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $81.5 million from our customers.

 Cash Flows from Investing Activities

Net cash used in investing activities was $2.7 million and $23.4 million for the fiscal quarter ended June 30, 2010 and 2009. Cash invested in purchases of property and equipment was $0.3 million and $2.2 million for the fiscal quarter ended June 30, 2010 and 2009, respectively. Cash outflow from restricted cash was $7.3 million and $19.7 million for the fiscal quarter ended June 30, 2010 and 2009, respectively. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

 Cash Flows from Financing Activities

Net cash provided by financing activities was $67.1 million and $65.1 million for the fiscal quarter ended June 30, 2010 and 2009. Apart from the borrowings and repayments of loan to banks and related parties, we issued 3.3 million shares of common stock and the net proceeds were approximately $58.8 million.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1. Financial Statements—Note 8.”

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular Disclosure of Contractual Obligations.”as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Capital Expenditures

Our capital expenditures for the fiscal quarter ended June 30, 2010 was $0.3 million, as compared to $2.2 million for the same period in the previous year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk”, “Inflation”, “Interest Rate Risk”, “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2010.

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 12,” to the condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes to these risks and uncertainties during the fiscal quarter ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	August 9, 2010	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman