Form 10-Q
period 2010-09-30
Synutra International, Inc.
filed 2010-11-04
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 4, 2010, there were 57,300,713 shares of the registrant’s common stock outstanding.

Page

PART I

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2010	March 31, 2010
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$52,327	$48,693
Restricted cash	26,804	33,384
Accounts receivable, net of allowance of $6,360 and $4,355, respectively	40,088	26,013
Inventories	67,597	52,134
Due from related parties	9,864	8,111
Income tax receivable	3,760	523
Receivable from assets disposal	5,386	5,879
Prepaid expenses and other current assets	17,293	8,209
Deferred tax assets	34,049	33,390
Total current assets	257,168	216,336

Property, plant and equipment, net	109,163	110,037
Land use rights, net	6,036	5,996
Intangible assets, net	3,126	3,394
Goodwill	—	1,437
Receivable from assets disposal	—	4,404
Other assets	5,521	3,575
Deferred tax assets	4,208	4,178
TOTAL ASSETS	$385,222	$349,357

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$77,120	$98,069
Long-term debt due within one year	14,923	61,194
Accounts payable	61,099	49,947
Due to related parties	2,443	2,670
Advances from customers	9,130	9,375
Other current liabilities	26,833	22,674
Total current liabilities	191,548	243,929
Long-term debt	79,091	41,018
Deferred revenue	4,734	4,688
Capital lease obligations	5,461	5,372
Other long-term liabilities	1,451	1,419
Total liabilities	282,285	296,426
Equity:
Synutra International, Inc. shareholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 54,001 issued and outstanding at September 30, 2010 and March 31, 2010, respectively	6	5
Additional paid-in capital	135,440	76,607
Accumulated deficit	(59,339)	(48,289)
Accumulated other comprehensive income	26,214	24,015
Total Synutra common shareholders’ equity	102,321	52,338
Noncontrolling interest	616	593
Total equity	102,937	52,931
TOTAL LIABILITIES AND EQUITY	$385,222	$349,357

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except earnings per share)
Net sales	$41,202	$65,330	$124,989	$112,680
Cost of sales	32,306	53,051	69,732	80,829
Gross profit	8,896	12,279	55,257	31,851

Selling and distribution expenses	12,211	10,334	24,837	20,811
Advertising and promotion expenses	14,654	7,507	24,656	22,652
General and administrative expenses	8,370	4,909	15,886	9,550
Impairment loss from assets disposal	—	5,921	—	5,921
Other operating income, net	238	107	311	224
Loss from operations	(26,101)	(16,285)	(9,811)	(26,859)

Interest expense	2,113	2,788	4,775	5,166
Interest income	137	370	245	888
Other income (expense), net	58	(267)	225	(1,051)
Loss before income tax benefit	(28,019)	(18,970)	(14,116)	(32,188)

Income tax benefit	(6,797)	(4,912)	(3,002)	(8,135)
Net loss	(21,222)	(14,058)	(11,114)	(24,053)

Net loss attributable to the noncontrolling interest	(66)	(39)	(64)	(88)
Net loss attributable to Synutra International, Inc. common shareholders	$(21,156)	$(14,019)	$(11,050)	$(23,965)

Loss per share – basic and diluted	$(0.37)	$(0.26)	$(0.20)	$(0.44)
Weighted average common shares outstanding – basic and diluted	57,301	54,001	55,651	54,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(21,222)	$(14,058)	$(11,114)	$(24,053)
Currency translation adjustments	1,627	44	2,206	114
Total comprehensive loss	(19,595)	(14,014)	(8,908)	(23,939)
Less: Comprehensive loss attributable to noncontrolling interest	(61)	(39)	(57)	(88)
Comprehensive loss attributable to Synutra International, Inc. common shareholders	$(19,534)	$(13,975)	$(8,851)	$(23,851)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
	(in thousands)
Balance, March 31, 2009	54,001	$5	$76,607	$(23,674)	$23,921	$537	$77,396
Net loss	—	—	—	(23,965)	—	(88)	(24,053)
Currency translation adjustments	—	—	—	—	114	—	114
Other	—	—	—	—	—	152	152
Balance, September 30, 2009	54,001	$5	$76,607	$(47,639)	$24,035	$601	$53,609

Balance, March 31, 2010	54,001	$5	$76,607	$(48,289)	$24,015	$593	$52,931
Net loss	—	—	—	(11,050)	—	(64)	(11,114)
Issuance of common stock	3,300	1	58,833	—	—	—	58,834
Currency translation adjustments	—	—	—	—	2,199	7	2,206
Other	—	—	—	—	—	80	80
Balance, September 30, 2010	57,301	$6	$135,440	$(59,339)	$26,214	$616	$102,937

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended September 30,
	2010	2009
	(in thousands)
Operating activities:
Net loss	$(11,114)	$(24,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	175	160
Depreciation and amortization	5,051	4,963
Bad debt expense (reversal)	1,900	(548)
Goodwill and intangible asset impairment	1,700	—
Loss (gain) on disposal of property, plant and equipment	(17)	10
Impairment loss from assets disposal	9	5,921
Deferred income tax	12	(6)
Other compensation expense	80	153
Changes in operating assets and liabilities:
Accounts receivable	(15,274)	(8,188)
Inventories	(14,270)	(1,306)
Due from related parties	(2,306)	531
Prepaid expenses and other current assets	(5,055)	4,173
Accounts payable	9,752	(31,299)
Due to related parties	745	(2,444)
Advances from customers	(412)	9,500
Income tax receivable	(3,174)	(8,559)
Deferred revenue	(41)	—
Product recall provision	—	(1,697)
Current and non-current other liabilities	6,944	4,085
Net cash used in operating activities	$(25,295)	$(48,604)

Investing activities:
Acquisition of property, plant and equipment	(1,473)	(2,965)
Change in restricted cash	7,085	(31,630)
Payment for business acquisitions	—	(1,468)
Proceeds from assets disposal	3,361	5,642
Net cash provided by (used in) investing activities	$8,973	$(30,421)

Financing activities:
Proceeds from short-term debt	70,440	251,868
Repayment of short-term debt	(92,767)	(160,092)
Proceeds from long-term debt	57,385	7,331
Repayment of long-term debt	(67,339)	—
Payment on capital lease obligations	(7,505)	—
Proceeds from issuance of common stock	62,700	—
Issuance costs for common stock issuance	(3,866)	—
Net cash provided by (used in) financing activities	$19,048	$99,107

Effect of exchange rate changes on cash and cash equivalents	$908	$55

Net change in cash and cash equivalents	3,634	20,137
Cash and cash equivalents, beginning of period	$48,693	$37,736
Cash and cash equivalents, end of period	$52,327	$57,873

Supplemental cash flow information:
Interest paid	4,253	5,773
Income tax paid	168	732

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	394	879
Assets disposal by other receivable	5,386	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Directly or through its wholly owned subsidiary, Synutra International, Inc. (collectively with its subsidiaries, the “Company” or “Synutra”) owns all or majority of the equity interests of the entities in the People’s Republic of China (“China” or “PRC”) that are principally engaged in the production, marketing and distribution of dairy based nutritional products under the Company’s own brands in China. The Company is a leader in sales of infant formula products in China. The Company produces, markets and sells nutritional products under the “Shengyuan” or “Synutra” name, together with other complementary brands. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products, such as adult powdered formula and prepared baby food, and certain nutritional ingredients and supplements.

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

On June 30, 2010, the Company completed an offering (“Offering”) of 3.3 million shares of common stock at a price to public of $19.00 per share. The net proceeds from the Offering, after deducting underwriting discounts, commissions and offering expenses, totaled approximately $58.8 million. The net proceeds of the Offering were used to (i) repay in full $35.0 million of the RBS Loan (as defined in Note 9) and (ii) for general corporate purposes.

4.	FAIR VALUE MEASUREMENTS

The carrying value of financial instruments including cash, receivables, accounts payable, short-term debt and due to and from related parties, approximates their fair value at September 30, 2010 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of September 30, 2010 and March 31, 2010. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of September 30, 2010 and March 31, 2010.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
September 30, 2010:	(In thousands)
Goodwill	$—			$—	$1,440
Intangible asset (know-how)	$—			$—	$260

March 31, 2010:
Assets held for sale	$30,211		$30,211		$5,894

In accordance with the provisions of ASC No.350, Intangibles – Goodwill and Other, goodwill with a carrying amount of $1.4 million and a know-how, which represents the acquired recipe, with a carrying amount of $0.3 million were written down to their fair value of zero, resulting in a loss of $1.7 million, which was included in general and administrative expenses of baby food segment for the six months ended September 30, 2010.

In June 2010, baby food segment began to implement sales and marketing activities through the Company’s distribution channel, which was delayed by the tight cash flow caused by the product recall in relation to the melamine contamination incident.  The Company encountered some unexpected challenge in the implementation of marketing strategies in the baby food segment. Due to the uncertainty in future operating results, the Company reduced its growth expectation in baby food segment for the future years. As a result of reduced expectations of future cash flows in baby food segment, the Company determined that the goodwill with a carrying amount of $1.4 million was not recoverable and consequently recorded a full impairment charge. The Company applied the income approach to estimate the fair value of the goodwill. Calculating the fair value of the goodwill requires the input of significant estimates and assumptions, some of which are unobservable. The significant estimates and assumptions include business assumptions, weighted average cost of capital, terminal growth rate, and effective tax rate. The Company has categorized this as a level 3 fair value measurement.

The fair value of the know-how was determined by management, as the Company has made significant modification to the original recipe, management estimated that the value of the original recipe has been reduced to zero. The Company has categorized this as a level 3 fair value measurement.

5.	INVENTORIES

The Company’s inventories at September 30, 2010 and March 31, 2010 are summarized as follows:

	September 30, 2010	March 31, 2010
	(In thousands)
Raw materials	$48,712	$35,667
Work-in-progress	14,271	10,893
Finished goods	4,614	5,574
Total	$67,597	$52,134

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2010	March 31, 2010
	(In thousands)
Prepaid expense	$4,590	$421
Prepaid taxes	7,173	2,287
Subsidy receivable	1,492	1,465
Assets held for sale	1,979	408
Other	2,059	3,628
Total	$17,293	$8,209

7.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	September 30, 2010	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,761	$1,728
Beijing Honnete Dairy Co., Ltd.	6,839	5,476
St. Angel (Beijing) Business Service Co. Ltd.	1,264	907
Total	$9,864	$8,111

b.	Due to related parties

	September 30, 2010	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,889	$2,098
Beijing Honnete Dairy Co., Ltd.	554	568
Beijing St. Angel Cultural Communication Co., Ltd.	—	4
Total	$2,443	$2,670

The Company had certain related party borrowings which were recorded in short-term debt. See Note 9. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

For the three-month and six-month ended September 30, 2010 and 2009, the Company’s sales to the related parties included whey protein and industrial milk powder to Beijing Honnete Dairy Co., Ltd., industrial milk powder to Beijing Kelqin Dairy Co., Ltd. and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$262	$2,039	$434	$4,278
Beijing Kelqin Dairy Co., Ltd.	23	31	23	31
St. Angel (Beijing) Business Service Co., Ltd.	290	—	440	—
Total	$575	$2,070	$897	$4,309

C.	Purchases from related parties

The Company did not purchase from related parties in the fiscal quarters ended September 30, 2010 and 2009.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2010	March 31, 2010
	(In thousands)
Property, plant and equipment, cost:
Buildings	$56,423	$49,351
Plant and machinery	75,551	63,547
Office equipment and furnishings	3,361	3,314
Motor vehicles	2,591	2,590
Others	428	392
Total cost	$138,354	$119,194
Less: Accumulated depreciation:
Buildings	7,611	6,353
Plant and machinery	20,639	17,065
Office equipment and furnishings	1,891	1,634
Motor vehicles	1,264	1,099
Others	348	329
Total accumulated depreciation	31,753	26,480
Construction in progress	2,562	17,323
Property, plant and equipment, net	$109,163	$110,037

Construction in progress mainly represents manufacturing equipment and facilities, as well as milk collection station.

The Company recorded depreciation expense of $2.5 million and $2.3 million for the fiscal quarters ended September 30, 2010 and 2009, and $5.0 million and $4.9 million for the six months ended September 30, 2010 and 2009, respectively.

9.	DEBT

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

As of September 30, 2010 and March 31, 2010, the Company had short-term debt from PRC banks in the amount of $73.3 million and $94.2 million, respectively.  The maturity dates of the short-term debt outstanding range from October 2010 to September 2011. The weighted average interest rate on short-term debt from PRC banks outstanding at September 30, 2010 and March 31, 2010 was both 4.7%. The short-term debt from PRC banks at September 30, 2010 and March 31, 2010 were secured by the pledge of certain fixed assets held by the Company of $21.4 million and $33.4 million, respectively; the pledge of the Company’s land use right of $0.8 million and $2.2 million, respectively; and the pledge of cash deposits of $7.0 million and $11.7 million, respectively.

As of September 30, 2010 and March 31, 2010, the Company had long-term debt, including current portion, from PRC banks in the amount of $94.0 million and $67.4 million, respectively. The maturity dates of the long-term debt at September 30, 2010 are from May 2011 to January 2013. The weighted average interest rate of outstanding long-term debt at September 30, 2010 and March 31, 2010 was both 5.4%. The indebtedness was secured by the pledge of certain fixed assets of $8.0 million and nil, respectively; and the pledge of land use right of $1.9 million and $0.9 million, respectively at September 30, 2010 and March 31, 2010.

Apart from borrowings from banks, the Company had short-term loans from related parties in the amount of $3.9 million as of September 30, 2010 and March 31, 2010. The maturity dates of these related party loans at September 30, 2010 range from November 2010 to January 2011, and are extendable on the same terms upon maturity. The interest rate at September 30, 2010 and March 31, 2010 was both 10.0%. The interest expense of related party loans for the fiscal quarter ended September 30, 2010 and 2009 was $97,000 and $126,000, respectively.

10.	OTHER CURRENT LIABILITIES

	September 30, 2010	March 31, 2010
	(In thousands)
Accrued rebate and slotting fee	$2,184	$1,256
Payroll and bonus payables	5,391	4,102
Accrued selling and marketing expenses	1,251	1,098
Accrued advertising and promotion expenses	12,629	6,116
Accrued sales return	2,229	3,960
Others	3,149	6,142
Total	$26,833	$22,674

11.	INCOME TAXES

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

12.	LOSS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss attributable to common shareholders	$(21,156)	$(14,019)	$(11,050)	$(23,965)
Basic weighted average common shares outstanding	57,301	54,001	55,651	54,001
Dilutive potential common shares from warrants	—	—	—	—
Diluted weighted average shares outstanding	57,301	54,001	55,651	54,001
Loss per share-basic and diluted	$(0.37)	$(0.26)	$(0.20)	$(0.44)

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$37,285	$42,031	$116,529	$84,501
Baby food	115	268	197	611
Nutritional ingredients and supplements	867	460	867	516
All other	2,935	22,571	7,396	27,052
Net sales	$41,202	$65,330	$124,989	$112,680
INTERSEGMENT SALES
Powdered formula	$—	$1	$—	$5
Baby food	97	—	171	232
Nutritional ingredients and supplements	1,707	—	5,441	1,522
All other	419	1,046	891	1,054
Intersegment sales	$2,223	$1,047	$6,503	$2,813
GROSS PROFIT
Powdered formula	$10,645	$21,269	$55,699	$41,470
Baby food	(203)	45	(212)	177
Nutritional ingredients and supplements	(729)	(230)	(729)	(879)
All other	(817)	(8,805)	499	(8,917)
Gross profit	$8,896	$12,279	$55,257	$31,851
Selling and distribution expenses	12,211	10,334	24,837	20,811
Advertising and promotion expenses	14,654	7,507	24,656	22,652
General and administrative expenses	8,370	4,909	15,886	9,550
Impairment loss		5,921		5,921
Other operating income, net	238	107	311	224
Loss from operations	(26,101)	(16,285)	(9,811)	(26,859)
Interest expense	2,113	2,788	4,775	5,166
Interest income	137	370	245	888
Other income (expense), net	58	(267)	225	(1,051)
Loss before income tax benefit	$(28,019)	$(18,970)	$(14,116)	$(32,188)

	September 30, 2010	March 31, 2010
	(In thousands)
TOTAL ASSETS
Powdered formula	$380,418	$333,975
Baby food	26,541	35,115
Nutritional ingredients and supplements	40,698	37,879
All other	139,950	115,787
Intersegment elimination	(202,385)	(173,399)
Total	$385,222	$349,357

14.	CONTINGENCIES

As of September 30, 2010, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

On March 29, 2010, U.S. District Judge Deborah Chasanow for the District of Maryland ordered the dismissal of a complaint filed January 15, 2009 on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. (Jiali Tang, et al vs. Synutra International, Inc., et al.), alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. In an opinion issued the same date of the order above, the court sided with the Company’s positions and granted the motion to dismiss on the grounds of forum non conveniens. The court also granted the motion to file under seal a response to a Notice of Recent Development filed by the Plaintiffs. In considering the motion to dismiss on the grounds of forum non conveniens, the court examined both the availability and adequacy of the alternative forum in China as well as how public and private interests favor the choice of forum. In addition, taking into account that an “alternative compensation plan is undisputedly available to Plaintiffs,” the court ruled that “a conditional dismissal will not be employed to protect the Plaintiffs’ rights to pursue a judicial remedy in the alternative forum.” On June 28, 2010, the plaintiffs filed an opening brief of appeal of the dismissal order.  In response, the Company filed an opposing brief on July 28, 2010 with the court of appeals. The plaintiffs’ reply brief was filed on August 16, 2010. The appeal is fully briefed and awaiting decision by the Fourth Circuit. Management believes the possibility of a significant loss from this lawsuit is remote. Therefore, no accrual has been established for any potential loss in connection with this lawsuit.

15.	SUBSEQUENT EVENTS

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of September 30, 2010, this network comprised over 560 independent distributors and over 1,000 independent sub-distributors who sell our products in over 75,000 retail outlets.

We currently have three reportable segments which are:

o	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan and Helanruniu;

o	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo;

o
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

Our net sales for the six months ended September 30, 2010 increased by 10.9% to $125.0 million from $112.7 million for the same period in the previous year. Our gross profit for the six months ended September 30, 2010 increased by 73.5% to $55.3 million from $31.9 million for the same period in the previous year. Our net loss attributable to Synutra International, Inc. common shareholders for the six months ended September 30, 2010 was $11.1 million, as compared to $24.0 million for the same period in the previous year.

In August 2010, there were several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China (the media reports, together with the reactions thereto, the “prematurity event”). In response to such media reports, the Ministry of Health ("MOH") of China conducted tests on samples of our products and concluded that there was no link between our infant milk powder products and premature development in infants. However, our business was significantly and negatively impacted in the fiscal quarter ended September 30, 2010 as a result of these media reports. Our sales volume decreased significantly in August and September of 2010 from the prior fiscal quarter. According to data released by China’s Ministry of Commerce’s Commercial Information Center (“CIC”), our market share dropped significantly from 6.6% in July 2010 to 4.8% in August 2010. In reaction, we provided more discounts and promotional supports to our distributors, and we incurred higher advertising and other expenses in the fiscal quarter ended September 30, 2010. We also committed to expend $1.5 million to finance studies on causes of and treatments for premature development in infants, and to educate the public on the issue. As the result, we had a significant net loss for the fiscal quarter ended September 30, 2010.

While we have been significantly and adversely affected by the prematurity event, management is cautiously optimistic about our ongoing recovery. We believe that the positive conclusion of MOH’s tests and Phoenix TV's on-air apology laid a solid foundation for the recovery of our brand going forward. In addition, due to the destocking of our products by our distributors, the sales of our products from our distributors to consumers have outpaced our sales to our distributors in this fiscal quarter, however, we expect our sales to our distributors to increase in future quarters. Based on these factors, management believes that sales and profitability for the following several quarters could improve significantly.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of September 30, 2010, which was RMB6.7011 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On November 1, 2010, the mid rate was RMB6.6908 to $1.00.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2010 and 2009

Net Sales

Net sales for the fiscal quarter ended September 30, 2010 decreased by 36.9% to $41.2 million from $65.3 million for the same period in the previous year. This decrease in net sales was mainly due to the decrease in net sales of powdered formula segment, as the business was significantly and negatively affected by the prematurity event, and decrease in net sales of other business, as we disposed surplus milk powder in the fiscal quarter ended September 30, 2009.

Powdered formula segment

Net sales of our powdered formula segment, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names accounted for 90.5% of our total sales for the fiscal quarter ended September 30, 2010. Net sales of our powdered formula segment for the fiscal quarter ended September 30, 2010 decreased by 11.3 % to $37.3 million from $42.0 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products increased by 14.4% to 6,443 tons for the fiscal quarter ended September 30, 2010 from 5,630 tons for the same period in the previous year, due primarily to the increase in sales volume before the prematurity event, as we recovered from the earlier melamine contamination incident, partially offset by the decrease in sales volume after the prematurity event.

•
The average selling price of our powdered formula products for the fiscal quarter ended September 30, 2010 decreased by 22.5% to $5,787 per ton from $7,466 per ton for the same period in the previous year. The significant decrease in average selling price is mainly due to the prematurity event, which required us to increase the amount of discount we provided to suppliers in order for them to conduct more promotional activities.

Baby food segment

Net sales of baby food segment for the fiscal quarter ended September 30, 2010 was $115,000, as compared to $268,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts during the quarter on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was $867,000 and $460,000 for the fiscal quarter ended September 30, 2010 and 2009, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $1.7 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to zero for the same period in the previous year.

Other

Other sales for the fiscal quarter ended September 30, 2010 was $2.9 million, which included sales of raw milk and surplus milk powder to industrial customers. Other sales for the fiscal quarter ended September 30, 2009 was $22.6 million, which mainly included sales of surplus milk powder that was overstocked due to melamine contamination incident.

Cost of Sales

Cost of sales for the fiscal quarter ended September 30, 2010 decreased by 39.1% to $32.3 million from $53.1 million for the same period in the previous year. The decrease in the cost of sales is mainly led by the decrease of cost of sales in other business, partially offset by the increase of cost of sales in the powdered formula segment.

Powdered formula segment

Cost of sales for the powdered formula segment for the fiscal quarter ended September 30, 2010 increased by 28.3% to $26.6 million from $20.8 million for the same period in the previous year. The increase in the cost of sales is primarily due to the increased sales volume and estimated cost of free products (products used in promotional activities such as buy four get one free) of $2.0 million to distributors to compensate their cost of free products to end consumers.

Baby food segment

Cost of sales for the baby food segment for the fiscal quarter ended September 30, 2010 was $318,000, as compared to $223,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales for the nutritional ingredients and supplements segment was $1.6 million and $690,000 for the fiscal quarter ended September 30, 2010 and 2009, respectively.

Other

Other cost of sales for the fiscal quarter ended September 30, 2010 was $3.8 million, which included cost of sales of raw milk and surplus milk powder to industrial customers. Other cost of sales for the fiscal quarter ended September 30, 2009 was $31.4 million, which mainly included cost of sales of surplus milk powder that was overstocked due to the melamine contamination incident.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended September 30, 2010 decreased by 27.6% to $8.9 million from $12.3 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended September 30, 2010 decreased by 50.0% to $10.6 million from $21.3 million for the same period in the previous year.

Our overall gross margin increased to 21.6% for the fiscal quarter ended September 30, 2010 from 18.8% for the same period in the previous year. Our gross margin for powdered formula segment was 28.6% for the fiscal quarter ended September 30, 2010, as compared to 50.6% for the same period in the previous year. The decrease in gross margin was mainly due to the decreased net sales as we provided more discounts and conducted more promotional activities to distributors.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended September 30, 2010 increased by 18.2% to $12.2 million from $10.3 million for the same period in the previous year. This increase was mainly due to the increase in compensation expenses. Total compensation expense for the fiscal quarter ended September 30, 2010 increased by 34.7% to $7.9 million from $5.9 million for the same period in the previous year due to an increase in base salary and performance-related bonus to the sales staff.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended September 30, 2010 increased 95.2% to $14.7 million from $7.5 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended September 30, 2010, which accounted for 56.1% of total advertising and promotion expenses, increased by 108.3% to $8.2 million from $3.9 million for the same period in the previous year. The increase in advertising expenses is mainly due to more advertisement on TV in reaction to the prematurity event. Promotion expenses for the fiscal quarter ended September 30, 2010, which accounted for 43.9% of total advertising and promotion expenses, increased 80.7% to $6.4 million from $3.6 million for the same period in the previous year. The incease in promotion expenses is mainly due to the estimated cost for bonus points to consumers of $3.8 million.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended September 30, 2010 increased by 70.5% to $8.4 million from $4.9 million for the same period in the previous year. The increase was mainly due to $1.5 million of donation to prematurity-related research, and $1.6 million increase in bad debt expense.

Other Operating Income, Net

Other operating income for the fiscal quarter ended September 30, 2010 increased to $238,000 from $107,000 for the same period in the previous year. The income represented general purpose government subsidy from local governments.

Interest Expense

Interest expense for the fiscal quarter ended September 30, 2010 decreased to $2.1 million from $2.8 million for the same period in the previous year. The decrease was mainly due to the decrease in average loan balance.

Interest Income

Interest income for the fiscal quarter ended September 30, 2010 decreased to $137,000 from $370,000 for the same period in the previous year. The decrease was mainly due to the decrease in restricted cash, which had a higher interest rate than cash and cash equivalent.

Other Income (Expense), Net

Other income for the fiscal quarter ended September 30, 2010 was $58,000, which was mainly due to the Renminbi appreciating against the U.S. dollar. Other expense for the fiscal quarter ended September 30, 2009 was $267,000, which was mainly due to the Renminbi depreciating against the Euro. We purchase milk powder and whey protein from Europe and New Zealand and the transactions were denominated in the Euro and U.S. dollar.

Income Tax Benefit

As a result of the loss generated, we recorded an income tax benefit of $6.8 million for the fiscal quarter ended September 30, 2010, as compared to income tax benefit of $4.9 million for the same period in the previous year.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal quarter ended September 30, 2010 was $21.2 million, as compared to $14.0 million for the same period in the previous year.

Six months ended September 30, 2010 and 2009

Net Sales

Net sales for the six months ended September 30, 2010 increased by 10.9% to $125.0 million from $112.7 million for the same period in the previous year. This increase in net sales was mainly due to recovered net sales in powdered formula segment from the earlier melamine contamination incident before the business was significantly and negatively affected by the prematurity event in August 2010, and partially offset by the decrease in net sales of other business, as we disposed surplus milk powder in the six months ended September 30, 2009.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names accounted for 93.2% of our total sales for the six months ended September 30, 2010. Net sales of our powdered formula products for the six months ended September 30, 2010 increased by 37.9% to $116.5 million from $84.5 million for the same period in the previous year, primarily as a result of the following factors:

·
Sales volume of powdered formula products increased by 39.3% to 14,807 tons for the six months ended September 30, 2010 from 10,626 tons for the same period in the previous year, due primarily to the increase in sales volume before the prematurity event, as we recovered from the earlier melamine contamination incident, partially offset by the decrease in sales volume after the prematurity event.

·
The average selling price of our powdered formula products for the six months ended September 30, 2010 decreased by 1.0% to $7,870 per ton from $7,953 per ton for the same period in the previous year. The decrease in average selling price is mainly due to the prematurity event, which required us to increase the amount of discount we provided to suppliers to conduct more promotional activities, partially offset by the high average selling price for the fiscal quarter ended June 30, 2010, when we were recovering from the earlier melamine contamination incident.

Baby food segment

Net sales of the baby food segment for the six months ended September 30, 2010 was $197,000, as compared to $611,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts during the quarter on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment were $867,000 and $516,000 for the six months ended September 30, 2010 and 2009, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $5.4 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to $1.5 million for the same period in the previous year.

Other

Other sales for the six months ended September 30, 2010 was $7.4 million, which included sales of raw milk and surplus milk powder to industrial customers. Other sales was $27.1 million for the six months ended September 30, 2009, which mainly included sales of surplus milk powder that was overstocked due to melamine contamination incident.

Cost of Sales

Cost of sales for the six months ended September 30, 2010 decreased by 13.7% to $69.7 million from $80.8 million for the same period in the previous year. The decrease in the cost of sales is mainly led by the decrease of cost of sales of other business, partially offset by the increase of cost of sales of the powdered formula segment.

Powdered formula segment

Cost of sales for the powdered formula segment for the six months ended September 30, 2010 increased by 55.0% to $60.8 million from $43.0 million for the same period in the previous year. The increase in the cost of sales is due primarily to the recovery in sales volume before the prematurity event.

Baby food segment

Cost of sales of the baby food segment for the six months ended September 30, 2010 was $409,000, as compared to $434,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales of the nutritional ingredients and supplements segment was $1.6 million and $1.4 million for the six months ended September 30, 2010 and 2009, respectively.

Other

Other cost of sales for the six months ended September 30, 2010 was $6.9 million, which included cost of sales of raw milk and surplus milk powder to industrial customers. Other cost of sales was $36.0 million for the six months ended September 30, 2009, which mainly included cost of sales of surplus milk powder that was overstocked due to melamine contamination incident.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the six months ended September 30, 2010 increased by 73.5% to $55.3 million from $31.9 million for the same period in the previous year. Gross profit for our powdered formula products for the six months ended September 30, 2010 increased by 34.3% to $55.7 million from $41.5 million for the same period in the previous year.

Our overall gross margin increased to 44.2% for the six months ended September 30, 2010 from 28.3% for the same period in the previous year. Our gross margin for powdered formula segment was 47.8% for the six months ended September 30, 2010, as compared to 49.1% for the same period in the previous year. The decrease in gross margin of powdered formula segment was mainly due to the effect of the prematurity event.

Selling and Distribution Expenses

Selling and distribution expenses for the six months ended September 30, 2010 increased by 19.3% to $24.8 million from $20.8 million for the same period in the previous year. This increase was mainly due to the increase in compensation expenses. Total compensation expense for the six months ended September 30, 2010 increased by 36.5% to $16.2 million from $11.9 million for the same period in the previous year due to an increase in base salary and performance related bonus of the sales staff.

Advertising and Promotion Expenses

Advertising and promotion expenses for the six months ended September 30, 2010 increased 8.8% to $24.7 million from $22.7 million for the same period in the previous year. Advertising expenses for the six months ended September 30, 2010, which accounted for 56.4% of total advertising and promotion expenses, increased by 13.7% to $13.9 million from $12.2 million for the same period in the previous year. The increase in advertising expenses is mainly due to more advertisement on TV in reaction to the prematurity event. Promotion expenses for the six months ended September 30, 2010, which accounted for 43.6% of total advertising and promotion expenses, increased 3.1% to $10.7 million from $10.4 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2010 increased by 66.4% to $15.9 million from $9.6 million for the same period in the previous year. The increase was mainly due to a $1.7 million impairment loss of goodwill and an intangible asset of the baby food segment, $1.5 million of donation to prematurity-related research, and $2.4 million increase in bad debt expense.

Impairment Loss from Assets Disposal

We recorded impairment loss of $5.9 million for the six months ended September 30, 2009, which represented the difference between the estimated fair value and carrying value of the assets to be sold by two of our subsidiaries. We do not intend to dispose any other major assets.

Other Operating Income, Net

Other operating income for the six months ended September 30, 2010 decreased to $311,000 from $224,000 for the same period in the previous year. The income represented general purpose government subsidy from local governments.

Interest Expense

Interest expense for the six months ended September 30, 2010 decreased to $4.8 million from $5.2 million for the same period in the previous year. The decrease was mainly due to the decrease in average loan balance.

Interest Income

Interest income for the six months ended September 30, 2010 decreased to $245,000 from $888,000 for the same period in the previous year. The decrease was mainly due to the decrease in restricted cash, which had a higher interest rate than cash and cash equivalent.

Other Income (Expense), Net

Other income for the six months ended September 30, 2010 was $225,000, which was mainly due to the Renminbi appreciating against the U.S. dollar. Other expense for the six months ended September 30, 2009 was $1.1 million, which was mainly due to the Renminbi depreciating against the Euro. We purchase milk powder and whey protein from Europe and New Zealand and the transactions were denominated in the Euro and U.S. dollar.

Income Tax Benefit

As a result of the loss generated, we recorded an income tax benefit of $3.0 million for the six months ended September 30, 2010, as compared to income tax benefit of $8.1 million for the same period in the previous year. Our effective tax rate decreased to 21.3% for the six months ended September 30, 2010 from 25.3% for the same period in the previous year, which was mainly due to increased valuation allowance for net operating loss carryforwards of certain subsidiaries.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the six months ended September 30, 2010 was $11.1 million, as compared to $24.0 million for the same period in the previous year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings. Cash flows from financing activities primarily represent borrowings from banks, and for the six months ended September 30, 2010, it also includes the issuance of 3.3 million shares of common stock, with net proceeds of approximately $58.8 million.

On July 7, 2010, the Company entered into a supplementary agreement with Beijing Oriental Campus Property Management Co., Ltd., pursuant to which the Company is required to prepay the head office building rental expense of $17.6 million, representing rental expense from September 1, 2010 to August 31, 2018, before December 31, 2010. We paid $7.5 million of this expense during the fiscal quarter ended September 30, 2010. Due to the tight cash flow we experienced after the prematurity event, we negotiated with the counterparty and temporarily ceased payment for the remaining balance. Any further payment will be made on a negotiated basis.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Six Months Ended September 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(25,295)	$(48,604)
Net cash used in investing activities	8,973	(30,421)
Net cash provided by financing activities	19,048	99,107
Effect of foreign currency translation on cash and cash equivalents	908	55
Net cash flow	$3,634	$20,137

Cash Flows from Operating Activities

Net cash used in operating activities was $25.3 million and $48.6 million for the six months ended September 30, 2010 and 2009, respectively. Net cash used in operating activities for the six months ended September 30, 2010 included net loss of $11.1 million, non-cash items not affecting cash flows of $8.9 million, and a $23.1 million increase in working capital. The changes in working capital for the six months ended September 30, 2010 were primarily related to a $15.3 million increase in accounts receivable, which was mainly due to credit sales to certain key distributors, and a $14.3 million increase in inventory, which was mainly due to slower production process than purchasing process, partially offset by a $9.8 million increase in accounts payable, which was mainly due to the slowed payment process due to the prematurity event. In the six months ended September 30, 2010, we spent $88.3 million to purchase raw materials and other production materials, $20.9 million in staff compensation and social welfare, $14.8 million in other taxes, $33.7 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $136.9 million from our customers.

 Cash Flows from Investing Activities

Net cash provided by investing activities was $9.0 million for the six months ended September 30, 2010, as compared to net cash used in investing activities of $30.4 million for the six months ended September 30, 2009. Cash invested in purchases of property and equipment was $1.5 million and $3.0 million for the six months ended September 30, 2010 and 2009, respectively. Cash inflow from restricted cash was $7.1 million for the six months ended September 30, 2010, as compared to cash outflow from restricted cash of $31.6 million for the six months ended September 30, 2009. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

 Cash Flows from Financing Activities

Net cash provided by financing activities was $19.0 million and $99.1 million for the six months ended September 30, 2010 and 2009. Apart from the borrowings and repayments of loan to banks and related parties, we issued 3.3 million shares of common stock and the net proceeds were approximately $58.8 million. We used a portion of the net proceeds to repay the outstanding principal and interest amounts on the RBS Loan on July 16, 2010.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1. Financial Statements—Note 9.”

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular Disclosure of Contractual Obligations.”as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Capital Expenditures

Our capital expenditures for the six months ended September 30, 2010 was $1.5 million, as compared to $3.0 million for the same period in the previous year.

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 14,” to the condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes to these risks and uncertainties during the fiscal quarter ended September 30, 2010.

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

SYNUTRA INTERNATIONAL, INC.

Date:	November 4, 2010	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

		By:	/s/ Donghao Yang
			Name:	Donghao Yang
			Title:	Chief Financial Officer