Form 10-Q
period 2010-12-31
Synutra International, Inc.
filed 2011-02-03
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 3, 2011, there were 57,300,713 shares of the registrant’s common stock outstanding.

Page

PART I

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31, 2010	March 31, 2010
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$41,992	$48,693
Restricted cash	41,572	33,384
Accounts receivable, net of allowance of $7,195 and $4,355, respectively	44,897	26,013
Inventories	70,155	52,134
Due from related parties	11,650	8,111
Income tax receivable	9,236	523
Receivable from assets disposal	1,890	5,879
Prepaid expenses and other current assets	13,642	8,209
Deferred tax assets	34,474	33,390
Total current assets	269,508	216,336

Property, plant and equipment, net	109,069	110,037
Land use rights, net	6,071	5,996
Intangible assets, net	3,134	3,394
Goodwill	—	1,437
Receivable from assets disposal	—	4,404
Other assets	6,518	3,575
Deferred tax assets	4,230	4,178
TOTAL ASSETS	$398,530	$349,357

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$114,605	$98,069
Long-term debt due within one year	30,199	61,194
Accounts payable	52,118	49,947
Due to related parties	2,461	2,670
Advances from customers	11,986	9,375
Other current liabilities	27,191	22,674
Total current liabilities	238,560	243,929

Long-term debt	64,928	41,018
Deferred revenue	4,475	4,688
Capital lease obligations	5,519	5,372
Other long-term liabilities	1,500	1,419
Total liabilities	314,982	296,426
Equity:
Synutra International, Inc. shareholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 54,001 issued and outstanding at December 31, 2010 and March 31, 2010, respectively	6	5
Additional paid-in capital	135,440	76,607
Accumulated deficit	(79,818)	(48,289)
Accumulated other comprehensive income	27,335	24,015
Total Synutra common shareholders’ equity	82,963	52,338
Noncontrolling interest	585	593
Total equity	83,548	52,931
TOTAL LIABILITIES AND EQUITY	$398,530	$349,357

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands, except earnings per share)
Net sales	$44,233	$96,795	$169,222	$209,475
Cost of sales	39,211	84,175	108,943	165,004
Gross profit	5,022	12,620	60,279	44,471

Selling and distribution expenses	12,714	11,635	37,551	32,446
Advertising and promotion expenses	10,451	4,596	35,107	27,248
General and administrative expenses	6,130	5,466	22,016	15,016
Impairment loss from assets disposal	—	53	—	5,974
Other operating income, net	173	274	484	498
Loss from operations	(24,100)	(8,856)	(33, 911)	(35,715)

Interest expense	2,626	1,051	7,401	6,217
Interest income	187	716	432	1,604
Other income (expense), net	73	(40)	298	(1,091)
Loss before income tax expense (benefit)	(26,466)	(9,231)	(40,582)	(41,419)

Income tax expense (benefit)	(5,920)	638	(8,922)	(7,497)
Net loss	(20,546)	(9,869)	(31,660)	(33,922)

Net loss attributable to the noncontrolling interest	(67)	(141)	(131)	(229)
Net loss attributable to Synutra International, Inc. common shareholders	$(20,479)	$(9,728)	$(31,529)	$(33,693)

Loss per share – basic and diluted	$(0.36)	$(0.18)	$(0.56)	$(0.62)
Weighted average common shares outstanding – basic and diluted	57,301	54,001	56,201	54,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(20,546)	$(9,869)	$(31,660)	$(33,922)
Currency translation adjustments	1,125	11	3,331	125
Total comprehensive loss	(19,421)	(9,858)	(28,329)	(33,797)
Less: Comprehensive loss attributable to noncontrolling interest	(63)	(141)	(120)	(229)
Comprehensive loss attributable to Synutra International, Inc. common shareholders	$(19,358)	$(9,717)	$(28,209)	$(33,568)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
	(in thousands)
Balance, March 31, 2009	54,001	$5	$76,607	$(23,674)	$23,921	$537	$77,396
Net loss	—	—	—	(33,693)	—	(229)	(33,922)
Currency translation adjustments	—	—	—	—	125	—	125
Other	—	—	—	—	—	211	211
Balance, December 31, 2009	54,001	$5	$76,607	$(57,367)	$24,046	$519	$43,810

Balance, March 31, 2010	54,001	$5	$76,607	$(48,289)	$24,015	$593	$52,931
Net loss	—	—	—	(31,529)	—	(131)	(31,660)
Issuance of common stock	3,300	1	58,833	—	—	—	58,834
Currency translation adjustments	—	—	—	—	3,320	11	3,331
Other	—	—	—	—	—	112	112
Balance, December 31, 2010	57,301	$6	$135,440	$(79,818)	$27,335	$585	$83,548

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended December 31,
	2010	2009
	(in thousands)
Operating activities:
Net loss	$(31,660)	$(33,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	175	240
Depreciation and amortization	7,834	7,305
Bad debt expense (reversal)	2,679	(867)
Goodwill and intangible asset impairment	1,700	—
Loss (gain) on disposal of property, plant and equipment	(10)	10
Impairment loss from assets disposal	—	5,974
Deferred income tax	18	(6)
Other compensation expense	112	212
Changes in operating assets and liabilities:
Accounts receivable	(20,579)	(741)
Inventories	(16,275)	50,271
Due from related parties	(4,466)	(97)
Prepaid expenses and other current assets	(3,225)	204
Accounts payable	1,186	(54,554)
Due to related parties	1,413	(2,446)
Advances from customers	2,297	5,699
Income tax receivable	(8,597)	—
Income tax payable	—	(2,428)
Deferred revenue	(104)	—
Product recall provision	—	(4,547)
Current and non-current other liabilities	7,627	454
Net cash used in operating activities	$(59,875)	$(29,239)

Investing activities:
Acquisition of property, plant and equipment	(3,840)	(8,206)
Change in restricted cash	(7,080)	20,991
Payment for business acquisitions	—	(1,468)
Proceeds from assets disposal	8,795	20,201
Net cash provided by (used in) investing activities	$(2,125)	$31,518

Financing activities:
Proceeds from short-term debt	147,225	313,351
Repayment of short-term debt	(133,197)	(314,509)
Proceeds from long-term debt	57,491	17,584
Repayment of long-term debt	(67,339)	—
Payment on capital lease obligations	(9,104)	—
Proceeds from issuance of common stock	62,700	—
Issuance costs for common stock issuance	(3,866)	—
Net cash provided by financing activities	$53,910	$16,426

Effect of exchange rate changes on cash and cash equivalents	$1,389	$11

Net change in cash and cash equivalents	(6,701)	18,716
Cash and cash equivalents, beginning of period	$48,693	$37,736
Cash and cash equivalents, end of period	$41,992	$56,452

Supplemental cash flow information:
Interest paid	6,598	8,614
Income tax paid	168	762

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	(372)	9,346
Assets disposal by other receivable	1,890	6,980

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The carrying value of financial instruments including cash, receivables, accounts payable, short-term debt and due to and from related parties, approximates their fair value at December 31, 2010 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of December 31, 2010 and March 31, 2010. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of December 31, 2010 and March 31, 2010.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
December 31, 2010:	(In thousands)
Goodwill	$—			$—	$1,440
Intangible asset (know-how)	$—			$—	$260

March 31, 2010:
Assets held for sale	$30,211		$30,211		$5,894

In accordance with the provisions of ASC No.350, Intangibles – Goodwill and Other, goodwill with a carrying amount of $1.4 million and a know-how, which represents the acquired recipe, with a carrying amount of $0.3 million were written down to their fair value of zero, resulting in a loss of $1.7 million, which was included in general and administrative expenses of baby food segment for the nine months ended December 31, 2010.

In June 2010, the baby food segment began to implement sales and marketing activities through the Company’s distribution channel, which was delayed by the tight cash flow caused by the product recall in relation to the melamine contamination incident.  The Company encountered some unexpected challenges in the implementation of marketing strategies in the baby food segment. Due to the uncertainty in future operating results, the Company reduced its growth expectation in the baby food segment for the future years. As a result of reduced expectations of future cash flows in the baby food segment, the Company determined that the goodwill with a carrying amount of $1.4 million was not recoverable and consequently recorded a full impairment charge. The Company applied the income approach to estimate the fair value of the goodwill. Calculating the fair value of the goodwill requires the input of significant estimates and assumptions, some of which are unobservable. The significant estimates and assumptions include business assumptions, weighted average cost of capital, terminal growth rate, and effective tax rate. The Company has categorized this as a level 3 fair value measurement.

The fair value of the know-how was determined by management, as the Company has made significant modification to the original recipe, management estimated that the value of the original recipe has been reduced to zero. The Company has categorized this as a level 3 fair value measurement.

5.	INVENTORIES

The Company’s inventories at December 31, 2010 and March 31, 2010 are summarized as follows:

	December 31, 2010	March 31, 2010
	(In thousands)
Raw materials	$54,866	$35,667
Work-in-progress	9,278	10,893
Finished goods	6,011	5,574
Total	$70,155	$52,134

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2010	March 31, 2010
	(In thousands)
Prepaid expense	$4,037	$1,653
Prepaid taxes	6,932	2,287
Subsidy receivable	1,518	1,465
Advance to suppliers	350	301
Assets held for sale	14	408
Other	791	2,095
Total	$13,642	$8,209

7.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	December 31, 2010	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,781	$1,728
Beijing Honnete Dairy Co., Ltd.	4,164	5,476
St. Angel (Beijing) Business Service Co. Ltd.	1,175	907
Beijing Dongan Hengxin Property Development Co., Ltd.	4,530	—
Total	$11,650	$8,111

In December 2010, the Company prepaid $4.5 million to Beijing Dongan Hengxin Property Development Co., Ltd., an entity controlled by the Company CEO for the renovation work relating to the corporate headquarter located in Beijing.

b.	Due to related parties

	December 31, 2010	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,755	$2,098
Beijing Honnete Dairy Co., Ltd.	543	568
Beijing St. Angel Cultural Communication Co., Ltd.	163	4
Total	$2,461	$2,670

The Company had certain related party borrowings which were recorded in short-term debt. See Note 9. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

For the three and nine months ended December 31, 2010 and 2009, the Company’s sales to the related parties included whey protein and industrial milk powder to Beijing Honnete Dairy Co., Ltd., industrial milk powder to Beijing Kelqin Dairy Co., Ltd. and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$2,164	$1,770	$2,598	$6,048
Beijing Kelqin Dairy Co., Ltd.	—	—	23	31
St. Angel (Beijing) Business Service Co., Ltd.	87	76	527	76
Total	$2,251	$1,846	$3,148	$6,155

C.	Purchases from related parties

In the three and nine months ended December 31, 2009, the Company’s purchases from related parties were whey protein powders from Honnete. The Company did not purchase from related parties in the three and nine months ended December 31, 2010.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$—	$98	$—	$98

8.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2010	March 31, 2010
	(In thousands)
Property, plant and equipment, cost:
Buildings	$57,640	$49,351
Plant and machinery	76,774	63,547
Office equipment and furnishings	3,414	3,314
Motor vehicles	2,579	2,590
Others	433	392
Total cost	$140,840	$119,194
Less: Accumulated depreciation:
Buildings	8,360	6,353
Plant and machinery	22,734	17,065
Office equipment and furnishings	1,985	1,634
Motor vehicles	1,341	1,099
Others	360	329
Total accumulated depreciation	34,780	26,480
Construction in progress	3,009	17,323
Property, plant and equipment, net	$109,069	$110,037

Construction in progress mainly represents manufacturing equipment and facilities, as well as milk collection station.

The Company recorded depreciation expense of $2.7 million and $2.2 million for the fiscal quarters ended December 31, 2010 and 2009, and $7.7 million and $7.1 million for the nine months ended December 31, 2010 and 2009, respectively.

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

As of December 31, 2010 and March 31, 2010, the Company had short-term debt from PRC banks in the amount of $110.7 million and $94.2 million, respectively.  The maturity dates of the short-term debt outstanding range from January 2011 to December 2011. The weighted average interest rate on short-term debt from PRC banks outstanding at December 31, 2010 and March 31, 2010 was 4.4% and 4.7%, respectively. The short-term debt from PRC banks at December 31, 2010 and March 31, 2010 were secured by the pledge of certain fixed assets held by the Company of $21.9 million and $33.4 million, respectively; the pledge of the Company’s land use right of $0.8 million and $2.2 million, respectively; and the pledge of cash deposits of $17.7 million and $11.7 million, respectively.

As of December 31, 2010 and March 31, 2010, the Company had long-term debt, including current portion, from PRC banks in the amount of $95.1 million and $67.4 million, respectively. The maturity dates of the long-term debt at December 31, 2010 are from May 2011 to January 2013. The weighted average interest rate of outstanding long-term debt at December 31, 2010 and March 31, 2010 was 5.6% and 5.4%, respectively. The indebtedness was secured by the pledge of certain fixed assets of $8.0 million and nil, respectively; and the pledge of land use right of $1.9 million and $0.9 million, respectively at December 31, 2010 and March 31, 2010.

Apart from borrowings from banks, the Company had short-term loan from related parties in the amount of $3.9 million as of December 31, 2010 and March 31, 2010. The maturity date of this related party loan at December 31, 2010 is on November 2011, and is extendable on the same terms upon maturity. The interest rate at December 31, 2010 and March 31, 2010 was both 10.0%. The interest expense of related party loans for the fiscal quarter ended December 31, 2010 and 2009 was both $97,000, and for the nine months ended December 31, 2010 and 2009 was $290,000 and $363,000, respectively.

10.	OTHER CURRENT LIABILITIES

	December 31, 2010	March 31, 2010
	(In thousands)
Accrued rebate and slotting fee	$1,579	$1,256
Payroll and bonus payables	6,408	4,102
Accrued selling and marketing expenses	1,090	1,098
Accrued advertising and promotion expenses	13,345	6,116
Accrued interest	1,098	1,028
Others	3,671	9,074
Total	$27,191	$22,674

11.	INCOME TAXES

  The effective tax rate is based on expected income (loss), statutory tax rates and incentives available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision (benefit) in accordance with the ASC No. 740-270, “Income tax – Interim reporting” (previously FIN 18, " Accounting for Income Taxes in Interim Period "). As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.

12.	LOSS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Net loss attributable to common shareholders	$(20,479)	$(9,728)	$(31,529)	$(33,693)
Basic and diluted weighted average common shares outstanding	57,301	54,001	56,201	54,001
Loss per share-basic and diluted	$(0.36)	$(0.18)	$(0.56)	$(0.62)

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$20,722	$40,082	$137,251	$124,583
Baby food	107	65	304	676
Nutritional ingredients and supplements	108	114	975	630
All other	23,296	56,534	30,692	83,586
Net sales	$44,233	$96,795	$169,222	$209,475
INTERSEGMENT SALES
Powdered formula	$1	$1	$1	$6
Baby food	107	62	278	446
Nutritional ingredients and supplements	620	2,850	6,061	6,213
All other	724	409	1,615	1,463
Intersegment sales	$1,452	$3,322	$7,955	$8,128
GROSS PROFIT
Powdered formula	$3,332	$16,664	$59,031	$58,134
Baby food	(462)	(15)	(674)	162
Nutritional ingredients and supplements	(148)	(227)	(877)	(1,105)
All other	2,300	(3,802)	2,799	(12,720)
Gross profit	$5,022	$12,620	$60,279	$44,471
Selling and distribution expenses	12,714	11,635	37,551	32,446
Advertising and promotion expenses	10,451	4,596	35,107	27,248
General and administrative expenses	6,130	5,466	22,016	15,016
Impairment loss	—	53	—	5,974
Other operating income, net	173	274	484	498
Loss from operations	(24,100)	(8,856)	(33,911)	(35,715)
Interest expense	2,626	1,051	7,401	6,217
Interest income	187	716	432	1,604
Other income (expense), net	73	(40)	298	(1,091)
Loss before income tax benefit	$(26,466)	$(9,231)	$(40,582)	$(41,419)

	December 31, 2010	March 31, 2010
	(In thousands)
TOTAL ASSETS
Powdered formula	$394,982	$333,975
Baby food	26,546	35,115
Nutritional ingredients and supplements	31,723	37,879
All other	138,658	115,787
Intersegment elimination	(193,379)	(173,399)
Total	$398,530	$349,357

14.	CONTINGENCIES

As of December 31, 2010, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

On March 29, 2010, U.S. District Judge Deborah Chasanow for the District of Maryland ordered the dismissal of a complaint filed January 15, 2009 on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. (Jiali Tang, et al vs. Synutra International, Inc., et al.), alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. In an opinion issued the same date of the order above, the court sided with the Company’s positions and granted the motion to dismiss on the grounds of forum non conveniens. The court also granted the motion to file under seal a response to a Notice of Recent Development filed by the Plaintiffs. In considering the motion to dismiss on the grounds of forum non conveniens, the court examined both the availability and adequacy of the alternative forum in China as well as how public and private interests favor the choice of forum. In addition, taking into account that an “alternative compensation plan is undisputedly available to Plaintiffs,” the court ruled that “a conditional dismissal will not be employed to protect the Plaintiffs’ rights to pursue a judicial remedy in the alternative forum.” On June 28, 2010, the plaintiffs filed an opening brief of appeal of the dismissal order.  In response, the Company filed an opposing brief on July 28, 2010 with the court of appeals. The plaintiffs’ reply brief was filed on August 16, 2010. The appeal is fully briefed, and the Fourth Circuit has calendared oral argument for March 22, 2011. Management believes the possibility of a significant loss from this lawsuit is remote. Therefore, no accrual has been established for any potential loss in connection with this lawsuit.

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of December 31, 2010, this network comprised over 580 independent distributors and over 1,000 independent sub-distributors who sell our products in over 76,000 retail outlets.

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

Our “Other” business includes non-core businesses such as sales of ingredients and milk powder to industrial customers. Although the transaction amounts for the “Other” business varied significantly from quarter to quarter as we disposed surplus milk powder when our production and sales were negatively affected by the melamine incident and the prematurity event (as defined below), this is not our core business and we do not expect the amount to be material when we recover from the prematurity event.

Our net sales for the nine months ended December 31, 2010 decreased by 19.2% to $169.2million from $209.5 million for the same period in the previous year. Our gross profit for the nine months ended December 31, 2010 increased by 35.5% to $60.3 million from $44.5 million for the same period in the previous year. Our net loss attributable to Synutra International, Inc. common shareholders for the nine months ended December 31, 2010 was $31.5 million, as compared to $33.7 million for the same period in the previous year.

In August 2010, there were several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China (the media reports, together with the reactions thereto, the “prematurity event”). In response to such media reports, the Ministry of Health ("MOH") of China conducted tests on samples of our products and concluded that there was no link between our infant milk powder products and premature development in infants. However, our business was significantly and negatively impacted since then as a result of these media reports, and our sales volume decreased significantly. According to data released by China’s Ministry of Commerce’s Commercial Information Center (“CIC”), our market share dropped significantly from 6.6% in July 2010 to 4.5% in September 2010 before it started to pick up in October 2010 (4.8%) and continued to go up to 5.3% in November 2010 according to the most recent CIC data. We have committed $1.5 million to finance a fund that studies the causes of and treatments for premature development in infants, and to educate the public on the issue. As the result, we had a significant net loss for the three and nine months ended December 31, 2010.

Operating loss of the December quarter was $24.1 million, slightly better than the $26.1 million operating loss for the September quarter. However our operating performance has in fact improved significantly on a quarterly run-rate basis. The negative news report was first published on August 6 and started to spread out in the following days, so the first 35 to 40 days of the September quarter were not affected and the last 50 days or so suffered an operating loss of over $30 million. As a result of the quick actions we took in crisis management and aggressive spending in advertisement and promotions, our market share has quickly recovered and operating loss narrowed for the months included in the December quarter compared with the months of August and September of the previous quarter.

The reason for the significant inconsistency between our sales numbers in the financial statement and the CIC market share data is the destocking effect in our distribution and retail channel. Immediately following the occurrence of the prematurity event, our distributors and retailers had first reduced their own inventory level as a result of the decreased sales and thus reduced their orders from our factories. As we observed with our ERP channel system, normal channel inventory levels prior to the prematurity event were around 50 days of sales, peaking in September and returned to normal levels towards the end of December. As the channel destocking has gradually come to an end, we expect our sales to recover in a faster pace in the coming months.

 In response to the prematurity event, we provided discounts to our distributors at a pre-event level even though our sales volume plunged immediately after the incident which resulted in significant reduction in the gross margin. However, as our sales have quickly recovered and total discounts have gone down as a percentage of sales, our gross margin has significantly improved. For example, our gross margin of powdered formula segment in December 2010 was 38.6% compared to negative 0.3% in November 2010.

We also spent aggressively on advertising and promotions to rebuild our brand image and to recover customers and market share, which was another significant factor behind our losses in the December quarter. As our market share has stabilized, we have plans to reduce our spending on advertising and promotion to its normal level. The advertising and promotion expenses peaked in September 2010 to $7.5 million and came down to $3.4 million in December 2010, which was close to the pre-crisis level of $2.8 million in July 2010. We do not expect significant increase in advertising and promotion expenses going forward.

We are launching new marketing campaigns and initiatives to boost sales and stay ahead of our competition. For example, we will train the 20,000 plus in store promoters to approach potential consumers more proactively including more home visits, phone communications and educational programs. We will also launch a new product line “My Angel” to target the specialty baby stores. We expect these efforts to bring in more consumers and sales in the coming quarters and thus enable us to recover quickly and compete effectively in the market place.

During the December quarter, we used Inward Documentary Bill as a low-cost short term financing method which generally matured after three months. In our milk powder and whey protein import business, local banks provide us with short-term financing based on our requirements to make outward payments to our overseas suppliers. We receive the goods about one month after delivery, and once we sell them to industrial customers, we can obtain immediate cash. This low-cost financing method increased our inventory level and increased the transaction amount of milk powder sales to industrial customers which resulted in increased sales in our Other business in the December quarter. This is a temporary program to improve our operating cash flow status.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of December 31, 2010, which was RMB6.6227 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On January 28, 2011, the mid rate was RMB6.593 to $1.00.

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

RESULTS OF OPERATIONS
Three months ended December 31, 2010 and 2009

Net Sales

Net sales for the fiscal quarter ended December 31, 2010 decreased by 54.3% to $44.2million from $96.8 million for the same period in the previous year. This decrease in net sales was mainly due to the decrease in net sales of powdered formula segment, as the business was significantly and negatively affected by the prematurity event, and decrease in net sales of our Other business, as we disposed of a large amount of surplus milk powder in the fiscal quarter ended December 31, 2009.

Powdered formula segment

Net sales of our powdered formula segment, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names accounted for 46.8% of our total sales for the fiscal quarter ended December 31, 2010. Net sales of our powdered formula segment for the fiscal quarter ended December 31, 2010 decreased by 48.3 % to $20.7 million from $40.1 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 28.9% to 4,063 tons for the fiscal quarter ended December 31, 2010 from 5,714 tons for the same period in the previous year, due primarily to the reduction in consumer demand caused by the prematurity event.

•
The average selling price of our powdered formula products for the fiscal quarter ended December 31, 2010 decreased by 27.3% to $5,100 per ton from $7,015 per ton for the same period in the previous year. The significant decrease in average selling price is mainly due to the prematurity event. While we provided discounts to our distributors at a pre-event level, since our sales volume plunged immediately after the incident, it resulted in a significant reduction in the average selling price.

Baby food segment

Net sales of baby food segment for the fiscal quarter ended December 31, 2010 was $107,000, as compared to $65,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts during the quarter on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was $108,000 and $114,000 for the fiscal quarter ended December 31, 2010 and 2009, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $620,000 of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to $2.9 million for the same period in the previous year.

Other

Other sales for the fiscal quarter ended December 31, 2010 was $23.3 million, which mainly included sales of surplus milk powder, whey protein and raw milk to industrial customers. Our milk powders are purchased from New Zealand, and we generally place orders with our supplier several months before dispatch. As a result of the prematurity event, our production slowed down which led to an overstocking of milk powder. As a result, we disposed of surplus milk powder to obtain immediate cash. In addition, the low-cost financing method discussed above increased the transaction amount of Other business for the fiscal quarter ended December 31, 2010. Other sales for the fiscal quarter ended December 31, 2009 was $56.5 million, which mainly included sales of surplus milk powder that was overstocked due to the melamine contamination incident.

Cost of Sales

Cost of sales for the fiscal quarter ended December 31, 2010 decreased by 53.4% to $39.2 million from $84.2 million for the same period in the previous year. The decrease in the cost of sales is mainly led by the decrease in the powdered formula segment and Other business.

Powdered formula segment

Cost of sales for the powdered formula segment for the fiscal quarter ended December 31, 2010 decreased by 25.7% to $17.4 million from $23.4 million for the same period in the previous year. The decrease in the cost of sales is primarily due to decreased sales volume caused by the prematurity event.

Baby food segment

Cost of sales for the baby food segment for the fiscal quarter ended December 31, 2010 was $569,000, as compared to $80,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales for the nutritional ingredients and supplements segment was $256,000 and $342,000 for the fiscal quarter ended December 31, 2010 and 2009, respectively.

Other

Other cost of sales for the fiscal quarter ended December 31, 2010 was $21.0 million, which mainly included cost of sales of surplus milk powder, whey protein and raw milk to industrial customers. Other cost of sales for the fiscal quarter ended December 31, 2009 was $60.3 million, which mainly included cost of sales of surplus milk powder that was overstocked due to the melamine contamination incident.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended December 31, 2010 decreased by 60.2% to $5.0 million from $12.6 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended December 31, 2010 decreased by 80.0% to $3.3 million from $16.7 million for the same period in the previous year.

Our overall gross margin decreased to 11.4% for the fiscal quarter ended December 31, 2010 from 13.0% for the same period in the previous year. Our gross margin for powdered formula segment was 16.1% for the fiscal quarter ended December 31, 2010, as compared to 41.6% for the same period in the previous year. In response to the prematurity event, we provided discounts to our distributors at a pre-event level even though our sales volume plunged immediately after the incident which resulted in significant reduction in the gross margin.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended December 31, 2010 increased by 9.3% to $12.7 million from $11.6 million for the same period in the previous year. This increase was mainly due to the increase in compensation expenses. Total compensation expense for the fiscal quarter ended December 31, 2010 increased by 20.7% to $8.1 million from $6.7 million for the same period in the previous year due to an increase in base salary and performance-related bonus to the sales staff.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended December 31, 2010 increased 127.4% to $10.5 million from $4.6 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended December 31, 2010, which accounted for 63.6% of total advertising and promotion expenses, increased to $6.6 million from $1.1 million for the same period in the previous year. The significant fluctuation was mainly due to increased advertising expenses in response to the prematurity event, compared to lower advertising expenses in the prior period due to the shift in our marketing strategy. Promotion expenses for the fiscal quarter ended December 31, 2010, which accounted for 36.4% of total advertising and promotion expenses, increased 10.2% to $3.8 million from $3.5 million for the same period in the previous year. The increase in promotion expenses is mainly due to an increase of activities to enhance consumer relationships. These activities include guided visits of the manufacturing plants, and activities catered to families.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended December 31, 2010 increased by 12.1% to $6.1 million from $5.5 million for the same period in the previous year. The increase was mainly due to $473,000 increase in bad debt expense.

Other Operating Income, Net

Other operating income for the fiscal quarter ended December 31, 2010 decreased to $173,000 from $274,000 for the same period in the previous year. The income represented general purpose government subsidy from local governments.

Interest Expense

Interest expense for the fiscal quarter ended December 31, 2010 increased to $2.6 million from $1.1 million for the same period in the previous year. The increase was mainly due to the low interest expense in the fiscal quarter ended December 31, 2009, as we received $985,000 government subsidy related to interest expense and we reversed a $657,000 interest expense accrual that we accrued previously according to revised terms of the RBS Loan Agreement.

Interest Income

Interest income for the fiscal quarter ended December 31, 2010 decreased to $187,000 from $716,000 for the same period in the previous year. The decrease was mainly due to the decrease in restricted cash, which had a higher interest rate than cash and cash equivalent.

Other Income (Expense), Net

Other income for the fiscal quarter ended December 31, 2010 was $73,000, as compared to other expense of $40,000 for the fiscal quarter ended December 31, 2009.

Income Tax Expense (Benefit)

As a result of the loss generated, we recorded an income tax benefit of $5.9 million for the fiscal quarter ended December 31, 2010, as compared to income tax expense of $638,000 for the same period in the previous year.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal quarter ended December 31, 2010 was $20.5 million, as compared to $9.7 million for the same period in the previous year.

Nine months ended December 31, 2010 and 2009

Net Sales

Net sales for the nine months ended December 31, 2010 decreased by 19.2% to $169.2 million from $209.5 million for the same period in the previous year. This decrease in net sales was mainly due to the decrease in net sales of Other business, as we disposed a large amount of surplus milk powder in the nine months ended December 31, 2009, partially offset by recovered net sales in powdered formula segment from the earlier melamine contamination incident before the business was significantly and negatively affected by the prematurity event in August 2010.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, Mingshan and Helanruniu brand names accounted for 81.1% of our total sales for the nine months ended December 31, 2010. Net sales of our powdered formula products for the nine months ended December 31, 2010 increased by 10.2% to $137.3 million from $124.6 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products increased by 15.5% to 18,870 tons for the nine months ended December 31, 2010 from 16,340 tons for the same period in the previous year, due primarily to the increase in sales volume before the prematurity event, as we recovered from the earlier melamine contamination incident, partially offset by the decrease in sales volume after the prematurity event.

•
The average selling price of our powdered formula products for the nine months ended December 31, 2010 decreased by 4.6% to $7,274 per ton from $7,624 per ton for the same period in the previous year. The decrease in average selling price is mainly due to the prematurity event. While we provided discounts to our distributors at a pre-event level, since our sales volume plunged immediately after the incident, it resulted in significant reduction in the average selling price. The decrease in average selling price was partially offset by the high average selling price for the fiscal quarter ended June 30, 2010, when the powdered formula products were recovering from the earlier melamine contamination incident.

Baby food segment

Net sales of the baby food segment for the nine months ended December 31, 2010 was $304,000, as compared to $677,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts during the quarter on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment were $975,000 and $630,000 for the nine months ended December 31, 2010 and 2009, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $6.1 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to $6.2 million for the same period in the previous year.

Other

Other sales for the nine months ended December 31, 2010 was $30.7 million, which mainly included sales of surplus milk powder, whey protein and raw milk to industrial customers. Our milk powders are purchased from New Zealand, and we generally place orders with our supplier several months ago before dispatch. As a result of the prematurity event, our production slowed down, which led to an overstock of milk powder. We disposed surplus milk powder to obtain immediate cash. In addition, the low-cost financing method discussed above increased the transaction amount of Other business for the fiscal quarter ended December 31, 2010. Other sales was $83.6 million for the nine months ended December 31, 2009, which mainly included sales of surplus milk powder that was overstocked due to the melamine contamination incident.

Cost of Sales

Cost of sales for the nine months ended December 31, 2010 decreased by 34.0% to $108.9 million from $165.0 million for the same period in the previous year. The decrease in the cost of sales is mainly led by the decrease of cost of sales of Other business, partially offset by the increase of cost of sales of the powdered formula segment.

Powdered formula segment

Cost of sales for the powdered formula segment for the nine months ended December 31, 2010 increased by 17.7% to $78.2 million from $66.4 million for the same period in the previous year. The increase in the cost of sales is due primarily to the recovery in sales volume before the prematurity event.

Baby food segment

Cost of sales of the baby food segment for the nine months ended December 31, 2010 was $978,000, as compared to $514,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales of the nutritional ingredients and supplements segment for the nine months ended December 31, 2010 was $1.9 million, as compared to $1.7 million for the same period in the previous year.

Other

Other cost of sales for the nine months ended December 31, 2010 was $27.9 million, which included cost of sales of surplus milk powder, whey protein and raw milk to industrial customers. Other cost of sales was $96.3 million for the nine months ended December 31, 2009, which mainly included cost of sales of surplus milk powder that was overstocked due to the melamine contamination incident.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the nine months ended December 31, 2010 increased by 35.5% to $60.3 million from $44.5 million for the same period in the previous year. Gross profit for our powdered formula products for the nine months ended December 31, 2010 increased by 1.5% to $59.0 million from $58.1 million for the same period in the previous year.

Our overall gross margin increased to 35.6% for the nine months ended December 31, 2010 from 21.2% for the same period in the previous year. Our gross margin for powdered formula segment was 43.0% for the nine months ended December 31, 2010, as compared to 46.7% for the same period in the previous year. The decrease in gross margin of the powdered formula segment was mainly due to the effect of the prematurity event.

Selling and Distribution Expenses

Selling and distribution expenses for the nine months ended December 31, 2010 increased by 15.7% to $37.6 million from $32.4 million for the same period in the previous year. This increase was mainly due to the increase in compensation expenses. Total compensation expense for the nine months ended December 31, 2010 increased by 30.8% to $24.3 million from $18.6 million for the same period in the previous year due to an increase in base salary and performance related bonus of the sales staff.

Advertising and Promotion Expenses

Advertising and promotion expenses for the nine months ended December 31, 2010 increased 28.8% to $35.1 million from $27.2 million for the same period in the previous year. Advertising expenses for the nine months ended December 31, 2010, which accounted for 58.6% of total advertising and promotion expenses, increased by 53.8% to $20.6 million from $13.4 million for the same period in the previous year. The increase in advertising expenses is mainly due to more advertisement on TV in reaction to the prematurity event. Promotion expenses for the nine months ended December 31, 2010, which accounted for 41.4% of total advertising and promotion expenses, increased 4.9% to $14.6 million from $13.9 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2010 increased by 46.6% to $22.0 million from $15.0 million for the same period in the previous year. The increase was mainly due to a $1.7 million impairment loss of goodwill and an intangible asset of the baby food segment, $1.5 million of donation commitment to prematurity-related research, and $2.9 million increase in bad debt expense.

Impairment Loss from Assets Disposal

We recorded impairment loss of $6.0 million for the nine months ended December 31, 2009, which represented the difference between the estimated fair value and carrying value of the assets sold by two of our subsidiaries. We do not intend to dispose any other major assets.

Other Operating Income, Net

Other operating income for the nine months ended December 31, 2010 decreased to $484,000 from $498,000 for the same period in the previous year. The income represented general purpose government subsidy from local governments.

Interest Expense

Interest expense for the nine months ended December 31, 2010 increased to $7.4 million from $6.2 million for the same period in the previous year. The increase was mainly due to the fact that we received $985,000 government subsidy related to interest expense and reversed a $657,000 interest expense accrual that we accrued previously according to revised terms of the RBS Loan Agreement for the nine months ended December 31, 2009.

Interest Income

Interest income for the nine months ended December 31, 2010 decreased to $432,000 from $1.6 million for the same period in the previous year. The decrease was mainly due to the decrease in restricted cash, which had a higher interest rate than cash and cash equivalent.

Other Income (Expense), Net

Other income for the nine months ended December 31, 2010 was $298,000, as compared to other expense of $1.1 million for the nine months ended September 30, 2009.

Income Tax Benefit

As a result of the loss generated, we recorded an income tax benefit of $8.9 million for the nine months ended December 31, 2010, as compared to income tax benefit of $7.5 million for the same period in the previous year. Our effective tax rate was 22.0% for the nine months ended December 31, 2010, as compared to 18.1% for the same period in the previous year. The effective tax rate in the comparing period was established based on the changing estimates of valuation allowance caused by a negative change in the expected operating results of one of our subsidiaries.

Net Loss Attributable to Synutra International, Inc. Common Shareholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the nine months ended December 31, 2010 was $31.5 million, as compared to $33.7 million for the same period in the previous year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings. Cash flows from financing activities primarily represent borrowings from banks, and for the nine months ended December 31, 2010, it also includes the issuance of 3.3 million shares of common stock, with net proceeds of approximately $58.8 million.

On July 7, 2010, the Company entered into a supplementary agreement with Beijing Oriental Campus Property Management Co., Ltd., pursuant to which the Company is required to prepay the head office building rental expense of $17.6 million, representing rental expense from September 1, 2010 to August 31, 2018, before December 31, 2010. We paid $9.1 million of this expense before December 31, 2010. Due to the tight cash flow we experienced after the prematurity event, we negotiated with the counterparty and temporarily ceased payment for the remaining balance. Any further payment will be made on a negotiated basis.

During the December quarter, we used Inward Documentary Bill as a low-cost short term financing method which generally matured after three months. In our milk powder and whey protein import business, local banks provide us with short-term financing based on our requirements to make outward payments to our overseas suppliers. We receive the goods about one month after delivery, and once we dispose them then we can obtain immediate cash. This low-cost financing method increased our inventory level and increased the transaction amount of milk powder sales to industrial customers which resulted in increased sales in Other business in the December quarter. This is a temporary program to improve our operating cash flow status.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Nine Months Ended December 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(59,875)	$(29,239)
Net cash provided by (used in) investing activities	(2,125)	31,518
Net cash provided by financing activities	53,910	16,426
Effect of foreign currency translation on cash and cash equivalents	1,389	11
Net cash flow	$(6,701)	$18,716

Cash Flows from Operating Activities

Net cash used in operating activities was $59.9 million and $29.2 million for the nine months ended December 31, 2010 and 2009, respectively. Net cash used in operating activities for the nine months ended December 31, 2010 included net loss of $31.7 million, non-cash items not affecting cash flows of $12.5 million, and a $40.7 million increase in working capital. The changes in working capital for the nine months ended December 31, 2010 were primarily related to a $ 20.1 million increase in accounts receivable, which was mainly due to credit sales to certain key distributors, and a $16.3 million increase in our inventory, which mainly consisted surplus milk powder as our production and sales were negatively affected by the prematurity event. In the nine months ended December 31, 2010, we spent $138.6 million to purchase raw materials and other production materials, $31.2 million in staff compensation and social welfare, $15.2 million in other taxes, $53.9 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $185.9 million from our customers.

 Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 million for the nine months ended December 31, 2010, as compared to net cash provided by investing activities of $31.5 million for the nine months ended December 31, 2009. Cash invested in purchases of property and equipment was $3.8 million and $8.2 million for the nine months ended December 31, 2010 and 2009, respectively. Cash outflow from restricted cash was $7.1 million for the nine months ended December 31, 2010, as compared to cash inflow from restricted cash of $21.0 million for the nine months ended December 31, 2009. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

 Cash Flows from Financing Activities

Net cash provided by financing activities was $53.9 million and $16.4 million for the nine months ended December 31, 2010 and 2009. Apart from the borrowings and repayments of loan to banks and related parties, we issued 3.3 million shares of common stock and the net proceeds were approximately $58.8 million. We used a portion of the net proceeds to repay the outstanding principal and interest amounts on the RBS Loan on July 16, 2010.

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

Capital Expenditures

Our capital expenditures for the nine months ended December 31, 2010 was $3.8 million, as compared to $8.2 million for the same period in the previous year.

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 14,” to the condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes to these risks and uncertainties during the fiscal quarter ended December 31, 2010.

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

SYNUTRA INTERNATIONAL, INC.

Date:	February 3, 2011	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

		By:	/s/ Donghao Yang
			Name:	Donghao Yang
			Title:	Chief Financial Officer