Form 10-K
period 2011-03-31
Synutra International, Inc.
filed 2011-06-14
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes☐    No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $246.0 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 8, 2011, there were 57,300,713 shares of the registrant’s common stock outstanding.

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

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2011, which was RMB6.5564 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 8, 2011, the mid rate was RMB 6.4795 to $1.00.

PART I

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Form 10-K are forward-looking statements. In some cases, these forward-looking statements can be identified by words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “is/are likely to,” “may,” “plan,” “should,” “will,” “aim,” “potential,” “continue,” or other similar expressions. The forward-looking statements included in this Form 10-K relate to, among others:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	the expected growth of the nutritional products and infant formula markets in China;

•	market acceptance of our products;

•	the safety and quality of our products;

•	our expectations regarding demand for our products;

•	our ability to stay abreast of market trends and technological advances;

•	competition in the infant formula industry in China;

•	PRC governmental policies and regulations relating to the nutritional products and infant formula industries; and

•	general economic and business conditions in China.

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

ITEM 1.  BUSINESS

General Development and Narrative Description of Business

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of March 31, 2011, this network comprised over 580 independent distributors and over 1,000 independent sub-distributors who sell our products in over 71,000 retail outlets.

We currently have three reportable segments which are:

o	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, My Angel, Mingshan and Helanruniu;

o	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo;

o
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

Our Other business includes non-core businesses such as sales of ingredients and milk powder to industrial customers. Although the transaction amounts for the Other business varied significantly from quarter to quarter as we disposed surplus milk powder when our production and sales were negatively affected by the melamine contamination incident in 2008 and the prematurity event (as defined and described below), management does not regard the Other business as a core business because the chief operating decision maker does not receive reports on the operating results or allocate resources to assess its performance.

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

The following table shows our result as impacted by the prematurity event and our efforts to recover from it:

	Fiscal Year 2011
	First	Second	Third	Fourth
	(In thousands except percentage)
Powdered formula segment
- Net sales	$79,244	$37,285	$20,722	$48,318
- Gross margin	56.9%	28.6%	16.1%	39.9%

Overall
- Income (loss) from operations	16,290	(26,101)	(24,100)	(6,431)

In response to the prematurity event, we have launched new marketing campaigns and initiatives to boost sales and recover market share. For example, we have trained and provided incentives to our in-store promoters to generate more sales by paying potential consumers more home visits, initiating more phone calls and conducting more educational programs. We have launched a new product line “My Angel” to target the specialty baby stores and introduced the new all-imported Super Series to compete more effectively with foreign brands. As these efforts have helped our market share stabilize in the last few months and are designed to bring in more consumers and sales in the coming quarters, we believe we would see further improvement in our operating results in the coming quarters.

Our net sales for the fiscal year ended March 31, 2011 decreased by 14.9% to $248.5 million from $291.9 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2011 decreased by 6.8% to $77.7 million from $83.4 million for the prior fiscal year. Our net loss attributable to Synutra International, Inc. common stockholders for the fiscal year ended March 31, 2011 was $40.1 million, as compared to $24.6 million for the prior fiscal year.

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

On June 30, 2010, we completed an offering (“Offering”) of 3,300,000 shares of common stock at a price to public of $19.00 per share. The net proceeds from the Offering, after deducting underwriting discounts, commissions and offering expenses, totaled approximately $58.8 million.

The following is a brief description of our major operating subsidiaries in China.

•
Shengyuan Nutritional Food Co., Ltd., or Shengyuan Nutrition, located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the dry-blending, packaging, shipping and distribution of all of our powdered formula products; in addition, it plans to provide diagnostic services for pregnant women pursuant to a series of control agreements and an entrustment agreement with related parties.

•
Zhangjiakou Chahaer Dairy Co., Ltd., or Zhangjiakou, formerly known as Zhangjiakou Shengyuan Dairy Co., Ltd., located in Zhangjiakou, Hebei, China, was established in March 2004 with Synutra Illinois and Sheng Zhi Da holding 40% and 60%, respectively, of its equity interests and is engaged in raw milk processing and the production of powdered formula. Synutra Illinois acquired the remaining 60% ownership interest in Zhangjiakou from Sheng Zhi Da in April 2005.

•
Inner Mongolia Huiliduo Food Co., Ltd., or Inner Mongolia Huiliduo, formerly known as Inner Mongolia Shengyuan Food Co., Ltd., located in Zhenglanqi, Inner Mongolia, China, was established in September 2006. Inner Mongolia Huiliduo began operations in August 2010 to produce prepared baby food, using the Huiliduo brand.

•
Meitek Technology (Qingdao) Co., Ltd., or Meitek, located in Qingdao, Shandong, China, was established in November 2006 to produce certain nutritional supplements and ingredients. Meitek began operations in October 2008.

•
Beijing Shengyuan Huiliduo Food Technology Co., Ltd., or Beijing Huiliduo, located in Beijing, China, was established in July 2008 to produce prepared baby food. Huiliduo began operations in March 2009.

•
Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008, provides diagnostic services for pregnant women through medical institutions. Huimin is currently in testing stage.

•	Global Food Trading (Shanghai) Co., Ltd., or Global Food, located in Shanghai, China, was acquired in June 2009, and is mainly engaged in sales of liquid milk using the Helanruniu brand.

•
Heilongjiang Mingshan Dairy Co., Ltd., or Mingshan, located in Luobei, Heilongjiang, China, was established in April 2001 and is engaged in raw milk processing and the production of powdered formula. Synutra Illinois acquired 67% and 33% of the ownership interest in Mingshan from Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”) and Xiuqing Meng, the wife of Liang Zhang, our chairman and chief executive officer, respectively, in January 2005.

•
Inner Mongolia Mengyuan Food Co., Ltd., or Mengyuan, located in Fengzhen, Inner Mongolia, China, commenced operations in July 2007 and is engaged in raw milk processing. Mengyuan was acquired by Zhangjiakou from its then shareholders in November 2006.

•	Heilongjiang Longshan Dairy Co., Ltd., or Longshan, previously know as Harbin Shengyuan Dairy Co., Ltd., located in Harbin, Heilongjiang, China, was acquired in July 2008 to produce concentrated milk.

The following chart reflects our organizational structure as of March 31, 2011.

The following chart shows the structure of our control agreements and the affiliated entities consolidated into our group consolidated financial results as a result of the control agreements:

*	Control Agreements include:

(a)	Exclusive Consulting and Service Agreement entered into by and between Nutritional and Huimin;

(b)	Business Operating Agreement entered into by and among Nutritional, Huimin, Jibin Zhang (who is our Director of Loans) and Yunpeng Jiang (who is our Director of Strategic Acquisitions);

(c)	Call Option Agreement entered into by and among Nutritional, Huimin, Jibin Zhang and Yunpeng Jiang;

(d)	Pledge Agreement entered into by and among Nutritional, Jibin Zhang and Yunpeng Jiang; and

(e)	Entrustment Agreement entered into by and among Nutritional, Jibin Zhang and Yunpeng Jiang.

**	Entrustment Agreement entered into by and among Nutritional, Jibin Zhang, Yunpeng Jiang and Honnete.

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

Complementary Brands

In addition to the Synutra family of brands, we market several other brands targeted at various consumer segments and designed to meet the nutritional needs of the broader consumer population in China. These brands include the Mingshan (powdered formula), My Angel (powdered formula), Helanruniu (adult formula), Meitek (nutritional supplements), and Huiliduo (prepared baby foods).

Our Products

Our nutritional products are grouped by category of production process and usage as well as internal resources allocation: (1) Powdered Formula, (2) Baby Foods, (3) Nutritional Ingredients and Supplements, and (4) Other business. Sales of Powdered Formula, Baby Foods, Nutritional Ingredients and Supplements, and Other business comprised approximately 74.7%, 0.2%, 0.4%, and 24.7% of our net sales for the fiscal year ended March 31, 2011. A major portion of Other business for the fiscal year ended March 31, 2011 consist of sales of surplus industrial milk powder.

Powdered Formula Products

Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, Mingshan which was launched in October 2008, Helanruniu, which was launched in December 2008, and My Angel, which was launched in January 2011. Infant formula is our primary product line in the powdered formula segment, accounting for 92.3%, 92.8% and 85.9% of our total net sales in the powdered formula segment for the fiscal years ended March 31, 2011, 2010, and 2009, respectively.

Each of our Super, U-Smart, Mingshan and My Angel product lines has multiple formulations designed to meet nutritional requirements and help promote a baby or child’s healthy growth at each developmental stage. We endeavor to bring our infant formula products closer to the quality of breast milk. We have devoted resources to extensively adjust our product portfolio, upgrade our product lines, and add new products or line extensions to respond to market needs and target a wider group of consumers. To meet consumer expectations, we also periodically upgrade our product concepts, packaging, and pricing of our products.

We supplement our powdered infant formula products with other nutritional products for both adults and children through the Helanruniu brand. Our products are targeted at, and come in formulations that are developed to address specific types of consumer profiles, such as middle-aged and elderly consumers with cardiologic health issues, diabetic conditions, and calcium deficiency. Furthermore, we have developed a product specially designed for young adults to address their calcium and other nutrient fortification needs. Our products for women and young adults have also undergone product extensions and upgrades to further clarify the health and nutritional message and product image we intend to convey.

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

Other business

Other business covers the sales of surplus milk powder, whey protein, raw milk, etc, to industrial customers. As affected by melamine incident and prematurity event, the production needs for raw material were less than the orders we placed with suppliers, especially overseas suppliers which require orders several months before dispatch.

Production

Powdered Formula Processing

In the fiscal year ended March 31, 2011, all of our milk powder used for our Super, U-Smart, My Angel and Helanruniu brands is imported from Fonterra Co-operative Group (“Fonterra”) in New Zealand, and all of our whey protein used for infant powdered formula products is imported from Eurosérum S.A.S (“Eurosérum”) in France.

At our Qingdao facility, milk powder is mixed in large automated mechanical mixers with whey protein powder and other additives in a method known as dry-mixing. Our dry-mixing equipment can automatically adjust the level of ingredients to achieve the complex formulations required by our premium products. The resulting milk powder is then checked to ensure proper granule size before packaging and distribution.

Currently, milk powder produced at our own facilities is primarily used for commercial resale to industrial customers which is recorded in our Other business. Only the Mingshan series of products continues to use locally produced raw milk. Raw milk is collected from dairy farmers. Local dairy farmers bring their dairy cattle to collection stations owned by us where raw milk is automatically received using fully enclosed, stainless-steel vacuum milking machines. These collection stations collect and transport the raw milk to our production facilities which are located within 100 kilometers of these milk collection stations. Although raw milk can remain fresh for up to 72 hours, we normally process it within 24 hours.  Once received, the raw milk is processed with refrigeration equipment that cools the raw milk to approximately four degrees Celsius. The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying. At our Mingshan facilities, sterilized raw milk is mixed with whey protein powder and other nutrients to the specifications of product formula through a wet mixing method. The resulting mixture is then spray dried into milk powder and transported to our Qingdao facility for final packaging.

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

Production and Packaging Facilities

Our processing and packaging facilities, which are all owned by us, are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 144,650 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

We currently own and operate four processing facilities and one packaging facility for our powdered formula production. As of March 31, 2011, we had raw milk processing capacity of 32,600 tons per year, packaging capacity of 82,000 tons per year and dry-mixing processing capacity of 73,000 tons per year.

Our Qingdao facility serves as our dry-mixing and packaging plant. Various ingredients, such as milk powder, whey protein powder and nutritional additives arrive at our Qingdao facility from our production facilities and our suppliers, and are mixed using the dry-mixing method. Qingdao facility repackages the mixed ingredients into retail-size tin canisters or stand up/display pouches or sealed packages in boxes. This packaging facility also provides inventory control and logistics management, product quality monitoring and product development assistance.

Our production facility for prepared baby foods is located in Beijing and Zhenglanqi. As of March 31, 2011, the Beijing facility had a processing capacity of 540 tons per year, and the Zhenglanqi facility had a processing capacity of 18,000 tons per year.

Our production facility for nutritional ingredients and supplements is located in Qingdao. As of March 31, 2011, this facility had a processing capacity of 700 tons per year for chondroitin sulfate, 1,000 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders and other nutritional ingredients.

For information with respect to the installed capacity, location and function of our processing and packaging facilities, see “Item 2. Properties”.

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. In the aftermath of the melamine contamination incident, we decided to use imported milk powder for the production of our higher end powdered formula products. We currently source approximately 99% of milk powder used in our production from New Zealand. We also pay market prices or premium prices in certain regions in China for our raw milk. Our milk suppliers are primarily dairy farmers located throughout Heilongjiang and Hebei provinces and in Inner Mongolia.

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

We purchase animal cartilage from third-party suppliers for the production of chondroitin sulfate, a substance that provides nutrients for joints, tendon, ligaments and bones, in our Meitek facility.

Suppliers and Supplier Arrangements

Prior to September 2008, we were able to meet our milk powder production needs by purchasing raw milk on the open market in established dairy regions in northern and northeastern China. We generally negotiate the purchase price of raw milk with many dairy farmers and cooperatives.

In the fiscal year ended March 31, 2011, we have been purchasing approximately 99% of our milk powder from Fonterra in New Zealand. The purchase prices are determined through Fonterra’s online auction process and we do not sign long term contracts with our suppliers.

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

Sales and Distribution

Sales

We generally sell our products to distributors and in limited circumstances directly to retailers such as supermarkets. With the introduction of My Angel series infant powdered formula products in the fourth quarter of fiscal year 2011, we began to sell directly to baby stores. Our sales and marketing approach combines advertising, brand-building and store-level promotions. Our sales team of more than 200 employees use our customer relations management, or CRM, database in order to acquire, process, and manage targeted customer information.

We have built a sales network that currently covers 30 provinces and provincial-level municipalities. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to twenty urban sales areas which acts as an independent operating unit, while each urban sales area covers three to twenty county sales areas. As of March 31, 2011, we had a sales and marketing force of more than 3,200 employees, complemented by more than 18,000 commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

Our sales teams work directly with each retail outlet to manage the sales process and to collect customer and purchasing related data. We use multiple criteria to select our distributors, including reviewing each potential distributor’s financial condition. We intend to expand our sales organization into additional cities and regions that we do not currently serve. City managers are rotated periodically among various cities. We have set up a sales budget management team to manage our sales expenses and to supervise the execution of our budgeting plan. This team reports directly to the director of marketing and sales.

We compensate our sales personnel through a combination of fixed salaries and bonuses based on sales growth. Our targeted sales incentive programs compensate our sales personnel on a product-specific level, thereby enabling us to incentivize our sales personnel to focus their sales and promotion efforts on certain product lines, such as our premium product lines or larger product packages.

Distribution

We primarily work directly with over 580 independent distributors, who in turn work with over 1,000 independent sub-distributors, and more than 71,000 retail outlets. Our dry-mixing and packaging subsidiary, Shengyuan Nutritional Food Co., Ltd., also serves as our national distribution center for our distributors in China. From the beginning of 2007, prior to the melamine contamination incident, we only offered credit for our products to a few selected distributors. In light of the financial difficulties experienced by our distributors as a result of the melamine contamination incident and prematurity event, we extended credit to more distributors and increased the amount of credit we granted to distributors whom we had previously extended credit to. We ask our distributors to provide monthly inventory reports which allow us to monitor their inventory levels. Our sales personnel also regularly inspect distributors’ inventories to identify and control any potential inventory buildup by our distributors. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

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

We currently distribute our nutritional products across China. Our logistics center in our Qingdao facilities occupies an area of 25,000 square meters. This logistics center can currently dispatch 6,900 tons of our products for shipment to our distributors per month. Our Qingdao facility also has the capability to respond to urgent requests for product shipments within an average of five days.

We currently work with approximately 24 transportation companies that transport our goods directly from our Qingdao facilities to distributors in a timely and efficient manner.

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

We started nationwide television advertising coverage in September 2006. In certain cases, we supplement our nationwide television coverage with local television coverage. We also pursue advertising over the Internet. Our advertising spending was $22.6 million, $16.7 million and $72.8 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Our advertising spending has enabled us to secure prime-time placements with China Central Television and other premium regional or satellite television stations. We had an aggressive advertising and promotional campaign from October 2008 to March 2009 to regain market share in the aftermath of the melamine contamination incident. We slowed down our advertising and promotional expenses in the fiscal year ended March 31, 2010 to better utilize our resources. Due to the prematurity event, we spent aggressively on advertising and promotions to rebuild our brand image and to regain customers and market share. As our market share stabilizes, we plan to reduce our spending on advertising and promotion, and we do not expect significant increase in advertising and promotion expenses going forward.

Marketing and Promotion

As part of our sales and marketing approach, our sales force works with more than 15,000 healthcare facilities across China to provide maternity, infant nutrition and health education programs. We have also established a national customer service call center providing live assistance and a toll-free line to provide consumers with prenatal, nursing, baby care education, product information, and address complaints and dispute resolution.

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

In order to ensure the quality and safety of our ingredients and products, we have also installed testing equipment and have implemented control procedures at each stage of production, including at the initial raw material purchase stage. There are over 1,100 quality control points throughout the entire production process, including quality control points at the milk collection stations. We employ strict internal procedures and monitoring by highly trained employees during production, transportation and storage. Additionally, we have been increasing our investment in quality control equipment and training. All policies relating to quality control are subject to PRC laws and regulations.

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

In the fiscal year ended March 31, 2011, approximately 99% of the milk power used in our powdered formula product is imported from Fonterra of New Zealand. There are three steps of quality control for imported milk powder: (1) the exporters conduct their own quality control before they ship the milk powder; (2) all of our milk powder imports are inspected by China’s import-export inspection and quarantine authorities at landing, pursuant to a national standard of inspection, and (3) our Qingdao laboratory tests each batch of imported milk powder using strict standards for quality assurance.

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

In addition to new formulations and products, we have also developed a variety of product packaging such as small pack for single use which can provide the formula to the end-user in convenient single packets instead of bulky large canisters.

During each of the fiscal years ended March 31, 2011, 2010 and 2009, we spent approximately 0.4%, 0.2% and 0.2% of net sales per year on research and development, respectively.

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

According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 83.3% of total infant formulas sold in China in calendar year 2010.

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

As of March 31, 2011, we had 194 registered trademarks in China, and 6 registered trademarks in other districts and countries. Additionally, we had 44 trademark applications pending approval in China.

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

Our Employees

As of March 31, 2011, we employed approximately 5,200 employees in all of our facilities, with approximately 140 head office management staff and research and development employees, approximately 1,900 production employees, and approximately 3,200 sales and marketing employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

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

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

•	the PRC Product Quality Law;

•	the PRC Food Safety Law;

•	the Implementation Rules on the PRC Food Safety Law;

•	the Dairy Product Industrial Policies (2009 Version);

•	the Regulation on the Supervision and Administration of the Quality and Safety of Dairy Products;

•	The Outlines of the Rectification and Revival of the Dairy Industry;

•	the Measures of the Administration on the New Food-Additives;

•	the Measures of the Filing of the Enterprise Standard of the Food Safety;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Raw Milk Collection Standard;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards;

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children;

•	Rules for the Examination of Licensing Criteria for Enterprises Producing Formula Milk Powder of Infant Use (2010 version); and

•	Rules for the Examination of Licensing Criteria for Enterprises Producing Milk Products (2010 version)

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

On April 22, 2010, MOH issued 66 food safety national standards (“New National Standard”), including the national standard for infant powdered formula, which impose strict requirement for production of infant powdered formula. As a result, certain portion of our imported milk powder is not compliant with the New National Standard and was sold to industrial customers.
On November 1, 2010, AQSIQ issued Rules for the Examination of Licensing Criteria for Enterprise Producing Formula Milk Powder of Infant Use (2010 version) and Rules for the Examination of Licensing Criteria for Enterprise Producing Milk Products (2010 version) to tighten the supervision of milk product quality and safety. Under the new rules, milk producers are required to pass higher safety and quality tests in order to have their licenses re-issued. One of our subsidiaries, Mingshan, was not compliant with the required production standard and testing standard, and was closed in April 2011.

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

Financial Information about Segments and Geographic Areas

We have three reportable segments, which are powdered formula, baby food and nutritional ingredients and supplements. In addition, in the fiscal year ended March 31, 2011, sales from our Other business which includes non-core operations accounted for 24.7% of our net sales. Please refer to Note 18 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

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

On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine, or China AQSIQ, announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the illness and deaths of infants and children in China. To date, there have been six reported deaths and approximately 300,000 children have suffered kidney-related illnesses due to the contaminated infant formula of one of our competitors. This contamination incident has resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, has declined significantly since September 2008 until late 2009. We recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The total cost of this action was $100.6 million which was recognized as a charge to cost of sales, selling and distribution expenses and general and administrative expenses in our consolidated statement of income mostly in fiscal year 2009.

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

In addition, in August 2010, several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China. Our business was significantly and negatively impacted since then as a result of these media reports, and our sales volume decreased significantly. We increased the spending on advertising after the prematurity event to repair our reputation and regain market share. As a result, we had a significant net loss for the fiscal year ended March 31, 2011.

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

We believe that the melamine contamination incident, the prematurity event and any other adverse news related to formula products in China will also result in increased regulatory scrutiny of our industry, which may result in increased costs and reduce our margins and profitability. The government has enhanced its regulations on the industry aimed to ensure the safety and quality of dairy products, including but not limited to compulsory batch by batch inspection. This is likely to increase our operating costs and capital expenditure.

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

Our business requires certain key raw materials, such as raw milk, milk powder and whey protein powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. We do not have guaranteed supply contracts with any of our raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey protein powder and imported milk powder. After the melamine contamination incident, we began importing milk powder from New Zealand for our U-Smart, Super, My Angel and Helanruniu, or Holsteina products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

In addition, most of the raw materials used in our business are imported, such as whey protein powder and milk powder. For example, approximately 99% of the milk powder used in the powdered formula production is now imported from New Zealand. Our imported raw materials are subject to various PRC governmental permit requirements, approval procedures and import duties, and may also, from time to time, be subject to export controls and other legal restrictions imposed by foreign countries. Should the PRC government refuse to issue the necessary permits or approvals to us or our suppliers, or take any administrative actions to limit imports of certain raw materials, or if we or our suppliers fail to pay any required import duties, or if governmental agencies or laws of foreign countries prevent the timely export of certain raw materials we require to China, our ability to produce and sell our products in China could be materially and adversely affected. In addition, import duties increase the cost of our products and may make them less competitive.

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

We currently import approximately 99% of the milk powder used in the powdered formula production from New Zealand. The continuity of the milk powder supplies is of critical importance to our business. The importation of milk powder is influenced by numerous factors beyond our control, including, among other: (1) export control policy in the originating countries, (2) China’s government policy and regulation on milk powder importation as well as China’s custom inspection standards and (3) acts of God such as wars and natural disasters. Any interruption in our milk powder supplies could have a material adverse effect on our results of operations, financial condition and business prospects. In addition, we currently source substantially all of our milk powder from one supplier, Fonterra. If Fonterra fails to deliver the milk powder we need on the terms we have agreed, we may not be able to find an alternative source at a comparable price or on other favorable terms, and any delays in securing an alternative source could result in production delays and late shipments of our products to distribution and end customers.

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

In the fiscal year ended March 31, 2011, all of milk powder used for the production of our Super, U-Smart, My Angel and Helanruniu series of products is imported. However, our domestic production facilities continued to purchase raw milk locally to produce milk powder for commercial resale and for our Mingshan series of products. As a result of the melamine contamination incident, there has been a decline in the consumption of dairy based products in the PRC, and a significant increase in milk powder imports. This has caused a nationwide inventory build up of domestically produced milk powder in the PRC. According to the Dairy Industry Association of China, as of March 31, 2009, surplus milk powder inventory in the PRC was estimated at 300,000 tons. Such inventory build up has caused a significant decline in domestically produced milk powder prices. For the fiscal year ended March 31, 2010, we took a write-down of our inventory of industrial milk powder of $6.7 million. Since March 31, 2010, we have seen a decrease in the milk powder inventory and stabilization of milk powder prices. However, we cannot be certain that we will not face significant inventory write-down which will adversely affect our financial results in the future.

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

Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation. In addition, following the melamine contamination incident, we purchase all of the milk powder used for our U-Smart, Super, My Angel and Helanruniu, or Holsteina products from New Zealand. We may be unable to exercise the same degree of quality control over this overseas supplier as we can over our own facilities. Any quality problems associated with the milk powder produced by this supplier would also affect our products’ quality and lead to negative publicity against us, materially and adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share. For example, the melamine contamination incident in China has resulted in certain of our products being contaminated, impacting our brand and reputation.

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

We primarily rely on third-party distributors and sub-distributors for the distribution and sales of our products. We sell our products through an extensive nationwide distribution and sales network covering 30 provinces and provincial-level municipalities in China. As of March 31, 2011, this network comprised over 580 independent distributors and over 1,000 independent sub-distributors who sell our products in over 71,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions, and are also responsible for developing the sub-distributors located in their own regions. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

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

In addition, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. In addition, fluctuations in interest rate could impact our floating rate debt negatively and increase our debt obligations.

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

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 62.8% of our outstanding common stock through a company owned by his wife as of March 31, 2011. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

As a result of the melamine contamination incident, we have incurred losses from the quarter ended September 30, 2008 to the quarter ended December 31, 2009 from the lingering impact of the product recall and only returned to profitability in the quarters ended March 31, 2010 and June 30, 2010. In addition, as a result of the prematurity event, we incurred losses for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011. Though we expect this to be a short-term financial challenge for us, the melamine contamination incident and the prematurity event have negatively impacted our brand and reputation in China and may impact our future revenues. We have incurred expenses relating to the melamine contamination incident and the prematurity event and we may incur more expenses in the future relating to expanding our production capacity or other investments or acquisitions we may decide to pursue. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis. Given our planned operating and capital expenditures as well as our overall business plan, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may continue to incur losses. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

We may face liquidity challenges to meet our debt obligations and may require additional funding in the future.

As a result of the melamine contamination incident, we had negative cash flow from operations of $109.5 million for the fiscal year ended March 31, 2009. In addition, at March 31, 2009, we had short-term debt of $224.6 million, consisting of short-term debt from banks in the amount of $182.6 million, an additional $7.5 million in short-term loans from related parties, and $34.5 million under our loan agreement (the “RBS Loan”) with The Royal Bank of Scotland, N.V. (“RBS”) which has been reclassified as a current liability since we did not meet our financial covenants under the loan as of March 31, 2009. We amended the RBS Loan in the fiscal year ended March 31, 2010 and our results improved in the fiscal year ended March 31, 2010. However, we still had negative cash flow from operations of $11.8 million for the fiscal year ended March 31, 2010 and as of March 31, 2010, we had short-term debt and long-term debt due within one year of $159.3 million. In addition, as a result of the prematurity event, we had negative cash flow from operations of $66.3 million for the fiscal year ended March 31, 2011. At March 31, 2011, we had short-term debt of $124.3 million and long-term debt due within one year of $38.1 million. Our consolidated financial statements have been prepared assuming we will continue as a going concern, however, our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, we cannot be assured that our revenues will provide cash flow in excess of our cash needs, and we therefore may have negative cash flow in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We have limited property insurance coverage and do not carry any business interruption insurance.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty or contaminated, then we may become subject to product liability claims or we may have to engage in a product recall.

We do not carry any business interruption insurance, and have limited property insurance coverage. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations. For example, all of the costs we have incurred to date and may incur in the future that are related to our product recall in connection with the melamine contamination incident is not covered by our existing insurance policies.

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

Our financial statements for the fiscal year ended March 31, 2009 were prepared assuming that we would continue as a going concern. By discussing the difficulties we were experiencing after the melamine contamination incident, we raised substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm issued a clean opinion on our consolidated financial statements, however, they included an emphasis paragraph in its report on our fiscal year ended March 31, 2009 financial statements with a statement raising substantial doubt regarding our ability to continue as a going concern.  In the fiscal year ended March 31, 2010, we had refinanced our debt and our liquidity position had improved, as a result, our independent registered public accounting firm’s report on our financial statements no longer contains a reference to our ability to continue as a going concern. In the fiscal year ended March 31, 2011, we had refinanced our debt, obtained credit facilities from certain PRC banks, as a result, our independent registered public accounting firm’s report on our financial statements does not contain a reference to our ability to continue as a going concern. However, we cannot assure you that our liquidity position will not deteriorate in the future and that there will not be renewed doubt about our ability to continue as a going concern, which could materially and adversely affect our relationships with suppliers or customers.

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

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As of March 31, 2011, the amount of our restricted net assets was $75.3 million. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

PRC laws and regulations currently restrict foreign entities from establishing clinical business in China. Foreign entities that wish to establish medical clinical businesses in China must have domestic entities as partners. In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through four entities -- Nanjing Shengyuan Huiren Clinical Examination Co., Ltd., Taiyuan Shengyuan Huiren Clinical Examination Co., Ltd, Shijiazhuang Shengyuan Huiren Clinical Examination Co., Ltd and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd (the “Four Entities”) that are not directly owned by us. We control and consolidate these entities into our group consolidated results through a series of contractual arrangements. See “Item 1, Business—Our Corporate Structure and History” and “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

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

Furthermore, we have no assurance that Jibin Zhang and Yunpeng Jiang, parties to these control agreements, will continue to cooperate with us and honor these control agreements.  There is a risk that they will not always act in our best interests.  If we cannot resolve any conflicts of interest or dispute that may arise between them and us, we may have to take legal action to compel them to fulfill their contractual obligations and there is substantial uncertainty as to the outcome of any such legal proceedings.  It may be difficult for us to change our corporate structure or to bring claims against the Four Entities if they do not perform their obligations under these contractual arrangements.

Risks Related to Our Common Stock

The market price of our common stock is volatile, and its value may be depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2011, the price of our common stock, as reported on the NASDAQ on which our common stock has traded, ranged between $4.60 and $52.24. Though we believe this dramatic fluctuation resulted mainly from the melamine contamination incident and the worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially. In addition, our stock price may be impacted by the performance, reputation, or stock prices of other Chinese companies that are listed in the U.S.

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

Although our common stock is traded on the NASDAQ Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the three month period ended June 8, 2011 was approximately 87,147 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarter is currently located in Beijing with around 6,400 square meters of leased office space. We have rented 45,500 square meters of office space with 31,300 additional square meters of land in Beijing as our management, marketing, and research and development headquarter that we plan to move in from our current rental office. Synutra Illinois leases an executive office in Rockville, Maryland, USA. Our processing and packaging facilities are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 144,650 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

We currently own four processing facilities and one packaging facility for our powder formula products. As of March 31, 2011, we had raw milk processing capacity of 32,600 tons per year, packaging capacity of 82,000 tons per year and dry-mixing processing capacity of 73,000 tons per year.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Facility	Province/Region	Installed Capacity as of March 31, 2011	Description	Property Right
		(tons per year)
Zhangjiakou facility	Hebei	22,000	Raw milk processing	Land Use Right
Luobei facility	Heilongjiang	3,600	Raw milk processing	Land Use Right
Fengzhen facility	Inner Mongolia	7,000	Raw milk processing	Land Use Right
Qingdao facility	Shandong	73,000	Dry-mixing of all of our powdered formula products	Land Use Right
		82,000	Packaging of all of our products	Land Use Right
Beijing facility	Beijing	540	Production of prepared baby foods	Land Use Right
Zhenglanqi facility	Inner Mongolia	18,000	Production and processing of prepared baby food and other non-core products	Land Use Right
Qingdao Meitek facility	Shandong	2,400	Production and processing of nutritional ingredients and supplement and other non-core products	Land Use Right

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

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2011, the end of the period covered by this report, the Company was subject to  various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

On March 29, 2010, U.S. District Judge Deborah Chasanow for the District of Maryland ordered the dismissal of a complaint filed January 15, 2009 on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. (Jiali Tang, et al vs. Synutra International, Inc., et al.), alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. In an opinion issued the same date of the order above, the court sided with the Company’s positions and granted the motion to dismiss on the grounds of forum non conveniens. The court also granted the motion to file under seal a response to a Notice of Recent Development filed by the Plaintiffs. In considering the motion to dismiss on the grounds of forum non conveniens, the court examined both the availability and adequacy of the alternative forum in China as well as how public and private interests favor the choice of forum. In addition, taking into account that an “alternative compensation plan is undisputedly available to Plaintiffs,” the court ruled that “a conditional dismissal will not be employed to protect the Plaintiffs’ rights to pursue a judicial remedy in the alternative forum.” On June 28, 2010, the plaintiffs filed an opening brief of appeal of the dismissal order.  In response, the Company filed an opposing brief on July 28, 2010 with the court of appeals. The plaintiffs’ reply brief was filed on August 16, 2010. On March 22, 2011, the court of appeals for the Fourth Circuit heard oral argument and now has the appeal under advisement. Management believes the possibility of a significant loss from this lawsuit is remote. Therefore, no accrual has been established for any potential loss in connection with this lawsuit.

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

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The NASDAQ Global/Global Select Market Price per Share
	High	Low
Fiscal Year Ending March 31, 2012
First Quarter (through June 8, 2011)	$11.73	$9.73
Fiscal Year Ended March 31, 2011
Fourth Quarter	$14.36	$10.58
Third Quarter	14.60	10.33
Second Quarter	17.96	9.11
First Quarter	24.42	16.17
Fiscal Year Ended March 31, 2010
Fourth Quarter	$23.47	$12.8
Third Quarter	14.50	10.79
Second Quarter	16.60	9.92
First Quarter	13.37	6.87

As of May 6, 2011, we had 30 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2011 the amount of our restricted net assets was $75.3 million.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended March 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the years ended March 31, 2008 and 2007 are derived from audited consolidated financial statements which are not included in this Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(in thousands except earnings per share data)
Selected Consolidated Statement of Income Data:
Net sales	$248,516	$291,886	$312,528	$362,090	$216,605
Cost of sales	170,769	208,476	259,086	175,568	109,900
Gross profit	77,747	83,410	53,442	186,522	106,705
Selling and distribution expenses	48,409	43,989	44,178	34,449	25,561
Advertising and promotion expenses	41,420	33,854	115,478	76,388	52,322
General and administrative expenses	28,261	24,509	25,455	16,013	7,031
Impairment of goodwill	1,440	—	—	—	—
Impairment loss from assets disposal	—	5,894	—	—	—
Other operating income, net	1,441	894	5,790	1,492	1,109
Income (loss) from operations	(40,342)	(23,942)	(125,879)	61,164	22,900
Interest expense	10,321	8,603	4,857	6,354	1,896
Interest income	820	1,850	341	1,801	356
Other income (expense), net	277	(1,081)	(580)	(3,084)	110
Income (loss) before income tax expense (benefit)	(49,566)	(31,776)	(130,975)	53,527	21,470
Income tax expense (benefit)	(9,306)	(6,904)	(30,386)	7,855	1,596
Net income (loss)	(40,260)	(24,872)	(100,589)	45,672	19,874
Net income (loss) attributable to the noncontrolling interest	(192)	(257)	(40)	11	—
Net income (loss) attributable to Synutra International, Inc. common stockholders	$(40,068)	$(24,615)	$(100,549)	$45,661	$19,874
Earnings (loss) per share-basic	$(0.71)	$(0.46)	$(1.86)	$0.86	$0.40
Earnings (loss) per share-diluted	$(0.71)	$(0.46)	$(1.86)	$0.85	$0.40

	March 31,
	2011	2010	2009	2008	2007
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$48,741	$48,693	$37,736	$97,425	$20,836
Working capital (deficit)	(479)	(27,593)	(80,432)	111,230	(8,281)
Inventory	67,372	52,134	114,724	61,853	16,406
Total assets	398,704	349,357	472,571	294,318	127,271
Short-term debt	124,281	98,069	224,647	21,228	53,104
Long-term debt due within one year	38,131	61,194	—	1,923	—
Long-term debt	62,722	41,018	8,777	34,184	—
Capital lease obligation	5,568	5,372	5,254	—	—
Total long-term liabilities	74,338	52,497	20,468	39,993	4,138
Total equity	$75,926	$52,931	$76,859	$171,259	$42,701

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of March 31, 2011, this network comprised over 580 independent distributors and over 1,000 independent sub-distributors who sell our products in over 71,000 retail outlets.

We currently have three reportable segments which are:

o	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. It includes the brands of Super, U-Smart, My Angel, Mingshan and Helanruniu;

o	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo;

o
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

Our Other business includes non-core businesses such as sales of milk powder to industrial customers. Recently, China has tightened the production standard for infant powdered formula product. As a result, 20% to 30% of our imported milk powder was not compliant with the new national standard, could not be used in infant powdered formula production, and were sold to industrial customers. In addition, Fonterra conducts its online auction several months before actual shipment of the products, and it takes one to two months to ship the milk powder from New Zealand to China. Due to the long lead time required to purchase the raw material, we usually keep a high level of stock. As a result of the prematurity event, our production slowed down, and it led to an overstock of milk powder. As a result, we sold surplus milk powder to industrial customers and it increased the transaction amount of Other business. Management does not regard the Other business as a core business because the chief operating decision maker does not receive reports on the operating results or allocate resources to assess its performance.

In August 2010, there were several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China. In response to such media reports, MOH of China conducted tests on samples of our products and concluded that there was no link between our infant milk powder products and premature development in infants.

The following table shows our results as impacted by the prematurity event and our efforts to recover from it:

	Fiscal Year 2011
	First	Second	Third	Fourth
	(In thousands except percentage)
Powdered formula segment
- Net sales	$79,244	$37,285	$20,722	$48,318
- Gross margin	56.9%	28.6%	16.1%	39.9%

Overall
- Income (loss) from operations	16,290	(26,101)	(24,100)	(6,431)

In response to the prematurity event, we have launched new marketing campaigns and initiatives to boost sales and recover market share. For example, we have trained and provided incentives to our in-store promoters to generate more sales by paying potential consumers more home visits, initiating more phone calls and conducting more educational programs. We have launched a new product line “My Angel” to target the specialty baby stores and introduced the new all-imported Super Series to compete more effectively with foreign brands. These efforts are designed to bring in more consumers and sales in the coming quarters.

As a result of these efforts, operating results have shown significant improvement in the fourth fiscal quarter of fiscal year 2011 compared to the previous two fiscal quarters when the prematurity event hit us. Our sales of powdered formula segment increased by 133.2% and gross margin more than doubled in the fourth fiscal quarter compared to the third fiscal quarter. Operating loss of fourth fiscal quarter has narrowed to approximately one fourth of the previous fiscal quarter. We believe that the destocking of channel inventory is drawing to an end. As our market share started to stabilize in the last few months of fiscal 2011 and the distributors started to adjust their inventory level upward accordingly, we believe we would see further improvement in our operating results in the coming quarters.

As a result of the prematurity event, we spent $1.5 million to finance studies relating to the causes of and treatments for premature development in infants, and to educate the public on the issue. We also spent aggressively on advertising and promotions immediately after the prematurity event to rebuild our brand image and to gain customers and market share. As our market share stabilizes, we have reduced our spending on advertising and promotion, which also contributed to the decrease in operating loss of the fourth fiscal quarter.

As a result of the prematurity event, our net sales for the fiscal year ended March 31, 2011 decreased by 14.9% to $248.5million from $291.9 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2011 decreased by 6.8% to $77.7 million from $83.4 million for the prior fiscal year. Our net loss attributable to Synutra International, Inc. common stockholders for the fiscal year ended March 31, 2011 was $40.1 million, as compared to $24.6 million for the prior fiscal year.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2011, which was RMB6.5564 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 8, 2011, the mid rate was RMB6.4795 to $1.00.

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following factors:

Perceptions of Product Quality and Safety

Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors that do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins. Moreover, a decrease in the quality and safety of any particular product could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. For example, the melamine contamination incident had resulted in a significant reduction in the sales of a number of major dairy product companies in China, including us, and the prematurity event resulted in a significant decline in our sales. If a future market crisis involving any of our products should occur, especially if management failed to respond to such crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation and adversely affect our results of operations.

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

We focus on developing and marketing premium products for the infant formula market in China. By leveraging our focused marketing strategy, our brand name and our sales and marketing infrastructure, we have been able to sell infant formula products to consumers in China’s small to mid-size cities and rural areas and aside from the prematurity event, had been perceived to deliver premium quality that justifies our premium prices.

Product Offering and Pricing

Infant formula has been, and is expected to remain, our primary product. Due to rising economic affluence in China, infant formula products have become more affordable, resulting in the rapid growth of the overall market for infant formula in China. Despite the recent rapid growth, we believe much of the market is still underserved with respect to infant formula. We believe this growth in demand will help drive sales for many PRC infant formula producers, but companies with strong brand loyalty and extensive distribution networks in China will have greater ability to capitalize on such growth as well as to increase prices and pass on higher raw material costs to customers. This can be accomplished through launching higher-priced new infant formula product lines or re-launching older product lines with higher prices and improved product features.

Raw Material Supply and Prices

The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, raw milk prices are affected by factors such as geographic location, fluctuations in production and competition. Historically, we have been able to meet our raw milk supply needs by building our processing facilities close to our milk suppliers and by maintaining long-term business relationships with milk collection stations. In the fiscal year ended March 31, 2011, all of the milk powder used for our Super, U-Smart, My Angel and Helanruniu series products is imported. This has led to a significant reduction in our raw milk procurement.

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

Advertising and Sales Promotion Costs

We have historically relied on our extensive distribution network, our consumer education programs and customer relation services to market and sell our products. We spent aggressively on advertising and promotions to rebuild our brand image and to recover customers and market share after the prematurity event. As our market share has stabilized, we reduced our spending on advertising and promotion, and refocused our efforts to achieve effective market pull-through with new customers by supporting increased activities on the consumer-end and beyond the distribution channels by our field promoters in the communities and our nutrition education professionals at the medical and healthcare facilities. For example, we trained our in-store promoters to approach potential consumers more proactively, including conducting more home visits, phone communications and educational programs. We do not expect significant increase in advertising and promotion expenses going forward.

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

We operate under tax holidays in PRC, which are effective through December 2012. The impact of these tax holidays increased PRC tax benefit by $42,000 for fiscal years ended March 31, 2011, decreased PRC tax benefit by $1.4 million for fiscal years ended March 31, 2010, and increased PRC tax benefit by $3.2 million for fiscal years ended March 31, 2009. The benefit of the tax holidays on earnings per share was zero, $(0.03) and $0.06 for fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:
Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	12.5% (2008)
Heilongjiang Mingshan Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Zhangjiakou Chahaer Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Inner Mongolia Huiliduo Food Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax free (2008, 2009); 3 years tax at 12.5% (2010-12)
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	20% (2009), 22% (2010), 24% (2011), 25% (2012)

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

Revenue

We recognize revenue when title and risk and rewards for the products are transferred to the customer, price is fixed and determinable and collectability is reasonably assured. At the time of the sale, we also record estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of our nutritional product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The revenue recognition of our newly launched My Angel series, which is directly sold to baby stores, is similar to that of our sales through distributors, and the sales revenue is realized and earned upon acceptance of delivery of products by the baby stores. We apply this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

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

•
We record a provision for estimated sales returns due to package damage and termination of distributorships. Due to the melamine contamination incident, the turnover days of products in the distribution channel to end customers was significantly increased. To avoid the potential loss the distributors might suffer, we offered certain product exchange for those products approaching the expiration dates. To respond to the exchange program, since October 2009, we recorded estimated replacement costs for future potential product exchange program. The sales return amount represents management’s best estimates based on the available information at the time of estimate.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts primarily based on the age of receivables and factors surrounding the credit risk of specific customers. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. We perform risk assessment for each customer, and provide specific allowance for those deemed to have high risk of uncollectibility. We also record provision for other customers without specific risks by review the aging of the receivables. For the fiscal year ended March 31, 2011, the age of receivables increased as a result of the prematurity event, and led to increased balance of allowance for doubtful accounts. Bad debts are written off as incurred.

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

ASC 740-30, “Income Taxes – Other Considerations or Special Areas” (previously APB Opinion No. 23, “Accounting for Income Taxes, Special Areas,”) does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2011, we believed all earnings generated in China would be permanently reinvested and as a result, we did not record any income taxes on such earnings.

We adopted ASC 740-10, “Income Taxes” (previously FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”) effective April 1, 2007. In accordance with ASC 740-10, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2011, we had recorded liabilities of $1.2 million for our PRC subsidiaries.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2011, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

Product Recall

We establish a reserve for product recall on a product-specific basis when circumstances giving rise to the recall become known. Facts and circumstances related to the recall, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in distributors’ inventory, or in the Company’s inventory), the expected product return rates by our distributor and end-customers, cost estimates for shipping and handling for returns and estimated replacement costs are considered when establishing a product recall reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses.

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

Goodwill with a carrying amount of $1.4 million and a know-how, which represents the acquired recipe, with a carrying amount of $0.3 million were written down to their fair value of zero, resulting in a loss of $1.7 million, which was included in general and administrative expenses of baby food segment for the fiscal year ended March 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operation and certain other information, each expressed as a percentage of net sales.

	Fiscal Years Ended March 31,
	2011		2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(in thousands)
Net sales	$248,516	100.0%	$291,886	100.0%	$312,528	100.0%
Cost of sales	170,769	68.7%	208,476	71.4%	259,086	82.9%
Gross profit	77,747	31.3%	83,410	28.6%	53,442	17.1%
Selling and distribution expenses	48,409	19.5%	43,989	15.1%	44,178	14.1%
Advertising and promotion expenses	41,420	16.7%	33,854	11.6%	115,478	36.9%
General and administrative expenses	28,261	11.4%	24,509	8.4%	25,455	8.1%
Impairment of goodwill	1,440	0.6%	—	—	—	—
Impairment loss from assets disposal	—	—	5,894	2.0%	—	—
Other operating income, net	1,441	0.6%	894	0.3%	5,790	1.9%
Loss from operations	(40,342)	-16.2%	(23,942)	-8.2%	(125,879)	-40.3%
Interest expense	10,321	4.2%	8,603	2.9%	4,857	1.6%
Interest income	820	0.3%	1,850	0.6%	341	0.1%
Other income (expense), net	277	0.1%	(1,081)	-0.4%	(580)	-0.2%
Loss before income tax benefit	(49,566)	-19.9%	(31,776)	-10.9%	(130,975)	-41.9%
Income tax benefit	(9,306)	-3.7%	(6,904)	-2.4%	(30,386)	-9.7%
Net loss	(40,260)	-16.2%	(24,872)	-8.5%	(100,589)	-32.2%
Net loss attributable to the noncontrolling interest	(192)	-0.1%	(257)	-0.1%	(40)	-0.0%
Net loss attributable to Synutra International, Inc. common stockholders	$(40,068)	-16.1%	$(24,615)	-8.4%	$(100,549)	-32.2%

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Net Sales

Net sales for the fiscal year ended March 31, 2011 decreased by 14.9% to $248.5 million from $291.9 million for the prior fiscal year. This decrease in net sales was mainly due to the decrease in net sales of the powdered formula segment, as the business was significantly and negatively affected by the prematurity event, and decrease in net sales of our Other business, as we disposed of a large amount of surplus milk powder in the prior fiscal year.

 Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, My Angel, Mingshan and Helanruniu brand names accounted for 74.7% of our total sales for the fiscal year ended March 31, 2011. Net sales of our powdered formula products for the fiscal year ended March 31, 2011 decreased by 4.5% to $185.6 million from $194.4 million for the prior fiscal year, primarily as a result of the following factors:

•
Sales volume of powdered formula products increased slightly to 24,927 tons for the fiscal year ended March 31, 2011 from 24,438 tons for the prior fiscal year, due primarily to the increase in sales volume before the prematurity event, as we recovered from the earlier melamine contamination incident, partially offset by the decrease in sales volume after the prematurity event.

•
The average selling price of our powdered formula products for the fiscal year ended March 31, 2011 decreased by 6.4% to $7,444 per ton from $7,954 per ton for the prior fiscal year. The decrease in average selling price is mainly due to the prematurity event. While we provided discounts to our distributors at a pre-event level, our sales volume decreased significantly immediately after the incident, and it resulted in significant decrease in the average selling price for the quarters ended September 30, 2010 and December 31, 2010. The decrease in average selling price was partially offset by the high average selling price for the fiscal quarter ended June 30, 2010, when the powdered formula products were recovering from the earlier melamine contamination incident.

\

Baby food segment

Net sales of baby food segment for the fiscal year ended March 31, 2011 was $495,000, as compared to $886,000 for prior fiscal year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2011 was $1.0 million, as compared to $1.5 million for prior fiscal year. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $8.3 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to $11.3 million of nutritional ingredients and chondroitin sulfate for the prior fiscal year.

Other

Other sales for the fiscal year ended March 31, 2011 was $61.5 million, which mainly included sales of surplus milk powder, whey protein and raw milk to industrial customers, as compared to $95.2 million for the prior fiscal year.  Our milk powders are purchased from New Zealand, and we generally place orders with our supplier several months before delivery. Due to the long lead time required to purchase the raw material, we usually keep a high level of stock. Due to the prematurity event, our production slowed down, and it led to an overstock of milk powder, which we sold to industrial customers. In addition, the sales of 20%-30% imported milk powder which is not compliant with the new national standard discussed above increased the transaction amount of Other business.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2011 decreased by 18.1% to $170.8 million from $208.5 million for the prior fiscal year. The decrease in the cost of sales is mainly due to the decrease of cost of sales of Other business, partially offset by the increase of cost of sales of the powdered formula segment.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal year ended March 31, 2011 increased by 9.3% to $107.3 million from $98.2 million for the prior fiscal year. The increase in the cost of sales is due primarily to the increase in raw material price, such as milk powder and whey protein.

Baby food segment

Cost of sales of baby food segment for the fiscal year ended March 31, 2011 was $1.7 million, as compared to $0.8 million for the prior fiscal year.

Nutritional ingredients and supplements segment

Cost of sales of the nutritional ingredients and supplements segment for the fiscal year ended March 31, 2011 was $3.1 million, as compared to $2.7 million for the prior fiscal year.

Other

Other cost of sales for the fiscal year ended March 31, 2011 was $58.7 million, which mainly included the cost of sales of surplus milk powder, whey protein and raw milk to industrial customers. Other cost of sales was $106.8 million for the prior fiscal year, which mainly included cost of sales of surplus milk powder that was overstocked due to the melamine contamination incident.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2011 decreased by 6.8% to $77.7 million from $83.4 million for the prior fiscal year. Gross profit for our powdered formula products for the fiscal year ended March 31, 2011 decreased by 18.6% to $78.3 million from $96.2 million for the prior fiscal year.

Our overall gross margin increased to 31.3% for the fiscal year ended March 31, 2011 from 28.6% for the prior fiscal year. Our gross margin for powdered formula products was 42.2% for the fiscal year ended March 31, 2011, as compared to 49.5% for the prior fiscal year.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2011 increased by 10.0% to $48.4 million from $44.0 million for the prior fiscal year. This increase was mainly due to the increase in compensation expenses. Total compensation expense for the fiscal year ended March 31, 2011 increased to $30.4 million from $25.3 million for the prior fiscal year due to an increase in base salary of the sales staff.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2011 increased 22.3% to $41.4 million from $33.9 million for the prior fiscal year. Advertising expenses for the fiscal year ended March 31, 2011, which accounted for 54.5% of total advertising and promotion expenses, increased by 35.3% to $22.6 million from $16.7 million for the prior fiscal year. The increase in advertising expenses is mainly due to more advertisement on TV in reaction to the prematurity event. Promotion expenses for the fiscal year ended March 31, 2011, which accounted for 45.5% of total advertising and promotion expenses, increased by 9.8% to $18.9 million from $17.2 million for the prior fiscal year. The increase in promotion expense is mainly due to increased spending on promotions to consumers.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2011 increased by 15.3% to $28.3 million from $24.5 million for the prior fiscal year. The increase was mainly due to $1.5 million to finance prematurity-related research and related public education, $0.5 million impairment loss for long-lived assets, and $0.3 million impairment loss of an intangible asset of the baby food setment.

Impairment of goodwill

Impairment of goodwill for the fiscal year ended March 31, 2011 was $1.4 million, which represented the difference between the estimated fair value and carrying value of goodwill generated in the acquisition of the baby food business.

Impairment Loss from assets disposal

The impairment loss for the fiscal year ended March 31, 2010 was $5.9 million, which represented the difference between the estimated fair value and carrying value of the assets held by two of our subsidiaries.

Other Operating Income, Net

Other operating income for the fiscal year ended March 31, 2011 was $1.4 million, as compared to $894,000 for the prior fiscal year. The income represented general purpose subsidy from local governments.

Interest Expense

Interest expense for the fiscal year ended March 31, 2011 increased to $10.3 million from $8.6 million for the prior fiscal year. The increase was mainly due to the fact that in the prior fiscal year, we received $1.2 million of government subsidy related to interest expense and reversed $657,000 of interest expense according to revised terms of the RBS Loan Agreement.

Interest Income

Interest income for the fiscal year ended March 31, 2011 decreased to $820,000 from $1.9 million for the prior fiscal year. The decrease was mainly due to the decrease in restricted cash, which had a higher interest rate than cash and cash equivalent.

Other Income (Expense), Net

Other income for the fiscal year ended March 31, 2011 was $277,000, as compared to other expense of $1.1 million for the prior fiscal year.

Income Tax Benefit

As a result of the loss generated, we recorded an income tax benefit of $9.3 million for the fiscal year ended March 31, 2011, as compared to $6.9 million for prior year. Our effective tax rate was 18.8% for the fiscal year ended March 31, 2011, as compared to 21.7% for the prior fiscal year.  The decrease in the effective tax rate was driven primarily by the effect of tax refund of overpaid income tax prior to the melamine contamination incident in the prior fiscal year, partially offset by the valuation allowance for net operating loss carryforward of certain subsidiaries in the prior fiscal year.

Net Loss Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal year ended March 31, 2011 was $40.1 million, as compared to net loss of $24.6 million for the prior fiscal year.

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

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2010 was $1.5 million, representing chondroitin sulfate sold to third parties. There were also inter-segment sales of $11.3 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, and chondroitin sulfate, as compared to $3.4 million fro the fiscal year ended March 31, 2009. We did not have any external sales in this segment for the fiscal year ended March 31, 2009.

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

Baby food segment

Cost of sales of baby food segment for the fiscal year ended March 31, 2010 was $0.8 million, representing cost of sales of prepared baby food, such as cooked meat and vegetables, which began its operation in March 2009.

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

Net Loss Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal year ended March 31, 2010 was $24.6 million, as compared to net loss of $100.5 million for the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings. Cash flows from financing activities primarily represent borrowings from banks, and for the fiscal year ended March 31, 2011, it also includes the issuance of 3.3 million shares of common stock, with net proceeds of approximately $58.8 million.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. As a result of the prematurity event and subsequent loss of sales, the Company experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2011.

Apart from the Company’s efforts of improving financial performance as discussed in Overview section, the Company took the following measurements to overcome liquidity difficulties:

•
Debt restructuring: Part of the Company’s debt has been refinanced subsequent to the balance sheet date. From April 1, 2011 to June 8, 2011, in order to further improve working capital condition, the Company repaid short-term and long-term borrowings from PRC banks before due in the amount of $25.9 million, with original maturity date from September 2011 to October 2011 and with weighted average interest rate of 6.25%, and borrowed long-term loan from the same PRC banks in the same amount, with $1.5 million of indebtedness to mature in June 2012 and $24.4 million to mature from December 2012 to May 2013 and with weighted average interest rate of 6.92%.

•	Availability of credit facilities: The Company has unused committed and available bank standby credit facilities of $48.0 million as of March 31, 2011.

•
Sales of surplus industrial milk powder: during the fiscal year ended March 31, 2011, the Company sold surplus milk powder to industrial customers for $46.2 million, most of which has generated operating cash flow for the Company.

On July 7, 2010, the Company entered into a supplementary agreement with Beijing Oriental Campus Property Management Co., Ltd., pursuant to which the Company was required to prepay its head office building and land rental expense of $17.6 million, representing rental expense from September 1, 2010 to August 31, 2018, before December 31, 2010. We paid $9.5 million of this expense by March 31, 2011. Due to the tight cash flow we experienced after the prematurity event, we negotiated with the counterparty and temporarily ceased payment of the remaining balance. Any further payment will be made on a negotiated basis.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(in thousands)
Net cash used in operating activities	$(66,265)	$(11,824)	$(109,488)
Net cash provided by (used in) investing activities	(9,368)	56,529	(127,287)
Net cash provided by (used in) financing activities	73,684	(33,804)	174,871
Effect of foreign currency translation on cash and cash equivalents	1,997	56	2,215
Net cash flow	$48	$10,957	$(59,689)

Cash Flows from Operating Activities

Net cash used in operating activities was $66.3 million for the fiscal year ended March 31, 2011, as compared to $11.8 million for the prior fiscal year. Net cash used in operating activities for the fiscal year ended March 31, 2011 included net loss of $40.3 million, non-cash items not affecting cash flows of $8.1 million, and a $34.1 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2011, were primarily related to a $22.9 million increase in accounts receivable due to our support to distributors to help their recovery, and $13.0 million increase in goods in transit of inventories caused by the long lead time to import raw materials. In the fiscal year ended March 31, 2011, we spent $224.9 million to purchase raw materials and other production materials, $42.1 million in staff compensation and social welfare, $23.9 million in other taxes, $71.5 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $304.6 million from our customers.

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

Net cash used in operating activities was $109.5 million for the fiscal year ended March 31, 2009. Net cash used in operating activities for the fiscal year ended March 31, 2009 included net loss of $100.5 million, non-cash items not affecting cash flows of $20.0 million, and a $11.1 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2009, were primarily related to a $50.9 million increase in inventories due to the increase in goods-in-transit for imported milk powder, a $77.0 million increase in accounts payable due to a credit term extension from our suppliers resulting from our tightened liquidity position and payable for goods-in-transit for imported milk powder, a $13.4 million increase in accounts receivable due to our extended credit term to certain distributors, a $5.6 million increase in income tax receivable due to prepaid income tax before the melamine contamination incident, and a $4.5 million increase in product recall provision. For the fiscal year ended March 31, 2009, we spent $238.8 million to purchase raw materials and other production materials, $33.0 million in staff compensation and social welfare, $33.8 million in other taxes, $197.1 million in selling and distribution, advertising and promotion, and general and administrative expenses, and received $403.8 million from our customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.4 million for the fiscal year ended March 31, 2011, as compared to $56.5 million for the prior fiscal year. Cash invested in purchases of property and equipment was $8.2 million and $13.3 million for the fiscal year ended March 31, 2011 and 2010, respectively. Cash outflow from restricted cash was $2.9 million for the fiscal year ended March 31, 2011, as compared to cash inflow from restricted cash of $51.1 million for the prior fiscal year. Cash outflow from payment of land lease was $7.5 million, representing the prepayment on the lease for our Beijing headquarter. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

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

Net cash used in investing activities was $127.3 million for the fiscal year ended March 31, 2009. Cash invested in purchases of property and equipment was $44.9 million for the fiscal year ended March 31, 2009. This increase in net cash used in investing activities is primarily due to our plant expansion to increase our production capacity prior to the melamine contamination incident, partially offset by the suspension of major investing projects in the aftermath of such event. We expect the suspension will slow down our expansion into the baby food business. Cash outflow for restricted cash was $73.9 million for the fiscal year ended March 31, 2009, due to a significant increase in certain bank borrowings which was pledged by cash. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of machinery and raw materials and as pledges for certain short-term borrowings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $73.7 million for the fiscal year ended March 31, 2011. Cash provided by financing activities during the fiscal year ended March 31, 2011 was primarily related to $206.1 million in short-term loans from PRC banks in China, $57.7 million in long-term loans from PRC banks in China, $62.7 million from issuance of common stock, offset by $179.6 million repayment of short-term loans to banks in China, $67.3 million repayment of long-term loans to banks in China, and $2.0 million representing prepayment on the capital lease of our Beijing headquarter.

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

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 8.  Financial Statements and Supplementary Data – Note 12 to Consolidated Financial Statements.”

Tabular Disclosure of Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. We plan for and measure our liquidity and capital resources through an annual budgeting process.

Below is a table setting forth our contractual obligations as of March 31, 2011

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and related interest payment obligations	$107,347	$42,718	$64,629	$—	$—
Capital lease obligations	18,025	493	986	986	15,560
Operating lease obligations	67,581	1,962	3,822	3,646	58,151
Purchase commitments	33,761	33,761	—	—	—
Capital expenditure commitments	2,154	2,099	55	—	—
Total	$228,868	$81,033	$69,492	$4,632	$73,711

We computed the long-term debt-related interest based on the interest rate as of March 31, 2011.

As of March 31, 2011, our uncertain income tax liability was $1.2 million. We are unable to reasonably estimate the timing of the effective settlement of this tax position.

Capital Expenditures

Our capital expenditures were $8.2 million, $13.3 million and $44.8 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, which expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. These amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The amendments in this update are to be applied prospectively. The amendments are effective for us during interim and annual periods beginning after December 15, 2011. We are currently evaluating this pronouncement, but do not anticipate adoption to have a material impact to our financial statements.

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

Considering the RMB balance of our cash and cash equivalents as of March 31, 2011, which amounted to $48.7 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.5 million of the balance.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2011. We currently do not use interest rate swaps to manage exposure to interest rate changes.

Concentration of Credit Risk

We are subject to concentrations of credit risk consisting primarily of accounts receivable. We perform ongoing credit evaluations with respect to the financial condition of our debtors, but do not require collateral. In order to determine the value of our accounts receivable, we record a provision for doubtful accounts to cover probable credit losses. Our management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

Commodities Risk

Imported milk powder and whey protein are the principal raw materials in the Company’s business, accounting for approximately 60% of the Company’s production costs. As such, the Company is exposed to the fluctuations in the price of milk powder and whey protein. During the past two fiscal years, the rise and fall in the prices of these commodities have affected the Company’s business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of the Company’s powdered formula products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.

           We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and subsidiaries (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operation, comprehensive loss, equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the related financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synutra International, Inc. and subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Shanghai, China

June 14, 2011

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$48,741	$48,693
Restricted cash	37,690	33,384
Accounts receivable, net of allowance of $8,779 and $4,355, respectively	46,021	26,013
Inventories	67,372	52,134
Due from related parties	13,708	8,111
Income tax receivable	259	523
Receivable from assets disposal	1,714	5,879
Prepaid expenses and other current assets	11,562	8,209
Deferred tax assets	20,922	33,390
Total current assets	247,989	216,336

Property, plant and equipment, net	109,811	110,037
Land use rights, net	6,096	5,996
Intangible assets, net	3,140	3,394
Goodwill	—	1,437
Receivable from assets disposal	—	4,404
Other assets	4,022	3,575
Deferred tax assets	27,646	4,178
TOTAL ASSETS	$398,704	$349,357
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$124,281	$98,069
Long-term debt due within one year	38,131	61,194
Accounts payable	52,923	49,947
Due to related parties	2,330	2,670
Advances from customers	4,890	9,375
Other current liabilities	25,913	22,674
Total current liabilities	248,468	243,929
Long-term debt	62,722	41,018
Deferred revenue	4,456	4,688
Capital lease obligations	5,540	5,372
Other long-term liabilities	1,592	1,419
Total liabilities	322,778	296,426
Equity:
Synutra International, Inc. shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 54,001 issued and outstanding at March 31, 2011 and 2010, respectively	6	5
Additional paid-in capital	135,440	76,607
Accumulated deficit	(88,357)	(48,289)
Accumulated other comprehensive income	28,204	24,015
Total Synutra common stockholders’ equity	75,293	52,338
Noncontrolling interest	633	593
Total equity	75,926	52,931
TOTAL LIABILITIES AND EQUITY	$398,704	$349,357

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATION

	Year Ended March 31,
	2011	2010	2009
	(in thousands except earnings per share data)
Net sales	$248,516	$291,886	$312,528
Cost of sales	170,769	208,476	259,086
Gross profit	77,747	83,410	53,442

Selling and distribution expenses	48,409	43,989	44,178
Advertising and promotion expenses	41,420	33,854	115,478
General and administrative expenses	28,261	24,509	25,455
Impairment of goodwill	1,440	—	—
Impairment loss from assets disposal	—	5,894	—
Other operating income, net	1,441	894	5,790
Loss from operations	(40,342)	(23,942)	(125,879)

Interest expense	10,321	8,603	4,857
Interest income	820	1,850	341
Other income (expense), net	277	(1,081)	(580)
Loss before income tax benefit	(49,566)	(31,776)	(130,975)
Income tax benefit	(9,306)	(6,904)	(30,386)
Net loss	(40,260)	(24,872)	(100,589)

Net loss attributable to the noncontrolling interest	(192)	(257)	(40)
Net loss attributable to Synutra International, Inc. common stockholders	$(40,068)	$(24,615)	$(100,549)

Loss per share – basic and diluted	$(0.71)	$(0.46)	$(1.86)
Weighted average common stock outstanding – basic and diluted	56,476	54,001	54,001

The accompanying notes are an integral part of the consolidated financial statement.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2011	2010	2009
	(in thousands)
Net loss	$(40,260)	$(24,872)	$(100,589)
Currency translation adjustment	4,204	95	6,149
Total comprehensive loss	(36,056)	(24,777)	(94,440)
Less: Comprehensive loss attributable to noncontrolling interest	(177)	(256)	(40)
Comprehensive loss attributable to Synutra International, Inc. common stockholders	$(35,879)	$(24,521)	$(94,400)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Synutra International, Inc. Common Stockholders
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
	(in thousands)
Balance, March 31, 2008	54,001	$5	$76,607	$76,875	$17,772	$385	$171,644
Net loss	—	—	—	(100,549)	—	(40)	(100,589)
Currency translation adjustment	—	—	—	—	6,149	—	6,149
Other	—	—	—	—	—	192	192
Balance, March 31, 2009	54,001	5	76,607	(23,674)	23,921	537	77,396
Net loss	—	—	—	(24,615)	—	(257)	(24,872)
Currency translation adjustment	—	—	—	—	94	1	95
Other	—	—	—	—	—	312	312
Balance, March 31, 2010	54,001	5	76,607	(48,289)	24,015	593	52,931
Net loss	—	—	—	(40,068)	—	(192)	(40,260)
Issuance of common stock	3,300	1	58,833	—	—	—	58,834
Currency translation adjustment	—	—	—	—	4,189	15	4,204
Other	—	—	—	—	—	217	217
Balance, March 31, 2011	57,301	$6	$135,440	$(88,357)	$28,204	$633	$75,926

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net loss	$(40,260)	$(24,872)	$(100,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	175	321	321
Depreciation and amortization	10,671	10,098	7,649
Bad debt expense (reversal)	4,209	4,404	2,138
Goodwill and intangible asset impairment	1,700	—	—
Loss (gain) on disposal of property, plant and equipment	34	10	(20)
Impairment loss	521	5,894	880
Deferred income tax	(9,441)	(2,805)	(31,124)
Other compensation expense	217	312	192
Changes in assets and liabilities:
Accounts receivable	(22,896)	(4,538)	(13,399)
Inventories	(12,976)	61,336	(50,940)
Due from related parties	(2,835)	(5,699)	(3,557)
Prepaid expenses and other current assets	(1,291)	1,150	(2,691)
Accounts payable	1,258	(57,159)	76,975
Due to related parties	1,819	(2,432)	4,880
Advances from customers	(4,804)	3,917	(4,248)
Income tax receivable	282	955	(5,636)
Deferred revenue	(168)	(992)	986
Product recall provision	—	(4,547)	4,547
Other liabilities	7,520	2,823	4,148
Net cash used in operating activities	(66,265)	(11,824)	(109,488)

Investing activities:
Acquisition of property, plant and equipment	(8,249)	(13,264)	(44,827)
Payment for land lease	(7,458)	—	—
Acquisition of intangible assets	—	—	(2,474)
Change in restricted cash	(2,891)	51,059	(73,934)
Payment for business acquisitions	—	(1,468)	(6,052)
Proceeds from assets disposal	9,230	20,202	—
Net cash provided by (used in) investing activities	(9,368)	56,529	(127,287)

Financing activities:
Proceeds from short-term debt	206,114	337,659	245,710
Repayment of short-term debt	(179,552)	(403,704)	(77,314)
Proceeds from long-term debt	57,671	32,241	8,777
Repayment of long-term debt	(67,339)	—	(1,923)
Payment on capital lease obligations	(2,044)	—	(379)
Proceeds from issuance of common stock	62,700	—	—
Issuance costs for common stock issuance	(3,866)	—	—
Net cash provided by (used in) financing activities	73,684	(33,804)	174,871

Effect of exchange rate changes on cash and cash equivalents	1,997	56	2,215

Net change in cash and cash equivalents	48	10,957	(59,689)
Cash and cash equivalents, beginning of year	48,693	37,736	97,425
Cash and cash equivalents, end of year	$48,741	$48,693	$37,736

Supplemental cash flow information:
Interest paid	$9,255	$10,742	$5,718
Income tax paid	$166	$762	$6,443

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$(108)	$—	$7,501
Assets acquired under capital lease	$—	$—	$5,336
Acquisition of subsidiary by accounts payable	$—	$—	$1,521
Disposal of property by due from related parties	$—	$—	$1,726
Assets disposal by other receivable	$1,714	$5,879	$—

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

In August 2010, there were several media reports alleging the Company’s infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China. Although the Ministry of Health (“MOH”) of China conducted tests on samples of the Company’s products and concluded that there was no link between the infant milk powder products and premature development in infants, the Company’s business was significantly impacted. As a result, the Company experienced a net loss and negative cash flows from operations in the year ended March 31, 2011. However, considering the following facts, the Company regards the going concern assumption as appropriate based on: 1) part of the Company’s debt has been refinanced from short-term to long-term subsequent to the balance sheet date; 2) operating loss was narrowed in the fourth quarter of fiscal year 2011; and 3) the Company has unused committed and available bank standby credit facilities at year end. The Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

B.  Basis of consolidation

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

C.  Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.  Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, inventory valuation, assumptions related to the valuation of assets held for sale, accrued product replacement provision, the useful lives of and impairment for property and equipment and intangible assets, valuation allowance of deferred tax assets and provision for uncertain tax position, and impairment of goodwill.

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

F.  Account receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. The Company performs risk assessments for each customer, and provides a specific allowance for those deemed to have high risk of uncollectibility. The Company also records provision for other customers without specific risks by reviewing the aging of the receivables. Bad debts are written off as incurred.

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

The capitalized interest recognized for the fiscal years ended March 31, 2011, 2010 and 2009 was nil, $346,000 and $1.4 million respectively, associated with construction in progress.

K.  Impairment of long-lived assets and costs associated with exit activities

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

The present value of costs associated with location closings, primarily one-time employee termination benefit, is charged to earnings when the Company has ceased using the specific location. At March 31, 2011 and 2010, the obligation associated with location closings was $297,000 and nil, respectively, and is included within other current liabilities in the consolidated balance sheets.

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

Intangible assets with an indefinite life are tested for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal in amount to that excess.

Management performs its annual impairment test for goodwill and intangible assets with indefinite life on March 31. In fiscal year ended March 31, 2011, goodwill and certain intangible assets were impaired. Please refer to note 5 for detail.

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

N.  Foreign currency translation

The functional currency and reporting currency of Synutra International, Inc. and Synutra Illinois are United States Dollar (“US Dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year are converted into the US dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statements of operation.

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

O.  Revenue recognition

The Company recognizes revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectability is reasonably assured. At the time of sale, the Company also records estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of the Company’s nutritional product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The revenue recognition of newly launched My Angel series, which is directly sold to baby stores, is similar to that of distributor, and the sales revenue is realized and earned upon acceptance of delivery of products by the baby stores. The Company applies this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

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

•
The Company offers product discounts to compensate distributors for the promotional activities which were previously performed by the Company. Prior to August 2009, promotional activities were generally jointly performed by distributors and the Company, and each party was responsible for the pre-determined portion of expenses respectively. Effective August 2009, the Company establishes a monthly budget for promotional expenses. Distributors are responsible for organizing the promotional activities, and providing the Company with documentation of their expenses, which would be recorded as product discounts to offset receivable from distributors in the applicable month.

•
The Company records a provision for estimated sales returns due to package damage and termination of distributorships. Due to the melamine contamination incident, the turnover days of products in the distribution channel to the end customers was significantly increased. To avoid the potential loss the distributors might suffer, the Company offered certain product exchange for those products approaching the expiration dates. To respond to the exchange program, since October 2009, the Company recorded estimated replacement costs for future potential product exchange program. The sales return amount represents management’s best estimates based on the available information at the time of estimate.

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

P.   Shipping and handling costs

Shipping and handling costs are expensed as incurred and outbound freight is not billed to customers. Shipping and handling costs are included in selling and distribution expenses. The expenses were $4.4 million, $4.7 million and $7.4 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Q.  Advertising and promotion expenses

Advertising and promotion expenses are expensed as incurred.

R.  Government subsidies

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government grants related to property, plant, and equipment should be netted against the depreciation expense of the related assets over the useful lives of these assets. Government subsidies relating to specific borrowings are recorded as an offset to the interest expense over the term of these borrowings. Unrestricted government subsidies from local governmental agencies allowing the Company full discretion in the fund utilization were $1.4 million, $894,000 and $5.8 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, which was recorded in other operating income in the consolidated statements of operation.

S.  Employee’s benefits

Mandatory contributions are made to the Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statements of operation in the same period as the related salary cost.

T.  Loss per share

Basic loss per share is computed by dividing loss attributable to holders of common stocks by the weighted average number of common stocks outstanding during the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stocks.  Common stocks equivalents are excluded from the computation in loss periods as their effects would be anti-dilutive.

U.  Comprehensive loss

The Company has adopted ASC 220, Comprehensive Income (previously SFAS No. 130, “Reporting Comprehensive Income”). ASC 220 establishes standards for the reporting and display of comprehensive loss, its components and accumulated balances in a full set of general-purpose financial statements. ASC 220 defines comprehensive loss to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to accumulated foreign currency translation.

V.  Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. All of the Company’s cash and cash equivalents and restricted cash are held with financial institutions that the Company believes to be high credit quality.

W.  Noncontrolling interest

The noncontrolling interest represents the portion of the equity interest in the subsidiaries, Baoquanling and Meitek, not directly or indirectly attributable to the Company. The noncontrolling interest reported as equity in the consolidated financial statements, it also reported the consolidated net income at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statements of operations and consolidated statements of comprehensive loss.

X.  Fair value measurement

The carrying value of financial instruments including cash, receivables, accounts payable, short-term debt and due to and from related parties, approximates their fair value at March 31, 2011 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

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

Y.  Recently issued accounting pronouncements

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, which expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. These amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s operation, financial condition or liquidity in future periods.

3.  ISSUANCE OF COMMON STOCK

On June 30, 2010, the Company completed an offering (“Offering”) of 3.3 million shares of common stock at a price to public of $19.00 per share. The net proceeds from the Offering, after deducting underwriting discounts, commissions and offering expenses, totaled approximately $58.8 million. The net proceeds of the Offering were used to (i) repay in full $35.0 million of the RBS Loan (as defined in Note 12) and (ii) for general corporate purposes.

4.  IMPAIRMENT LOSS FROM ASSETS DISPOSAL

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

5.  FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of March 31, 2011 and 2010. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2011 and 2010.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
March 31, 2011:	(In thousands)
Goodwill	$—			$—	$1,440
Intangible asset (know-how)	$—			$—	$260
Long-lived assets	$—			$—	$488

March 31, 2010:
Assets held for sale	$30,211		$30,211		$5,894

In accordance with the provisions of ASC No.350, Intangibles – Goodwill and Other, goodwill with a carrying amount of $1.4 million and a know-how, which represents the acquired recipe, with a carrying amount of $0.3 million were written down to their fair value of zero, resulting in a loss of $1.4 million and $0.3 million, which was included in impairment of goodwill and general and administrative expenses of baby food segment for the fiscal year ended March 31, 2011, respectively.

In June 2010, the baby food segment, whose business was acquired in the fiscal year 2009, began to implement sales and marketing activities through the Company’s distribution channel, which was delayed by the tight cash flow caused by the product recall in relation to the melamine contamination incident.  After collecting more actual sales data and considering the uncertainty in future operating results, the Company reduced its growth expectation in the baby food segment for the future years. As a result of reduced expectations of future cash flows in the baby food segment, the Company determined that the goodwill with a carrying amount of $1.4 million was not recoverable and consequently recorded a full impairment charge in the fiscal quarter ended June 30, 2010. The Company applied the income approach to estimate the fair value of the goodwill. Calculating the fair value of the goodwill requires the input of significant estimates and assumptions, some of which are unobservable. The significant estimates and assumptions include business assumptions, weighted average cost of capital, terminal growth rate, and effective tax rate. The Company has categorized this as a level 3 fair value measurement.

The fair value of the know-how was determined by management, as the Company has made significant modification to the original recipe, management estimated that the value of the original recipe has been reduced to zero as of June 30, 2010. The Company has categorized this as a level 3 fair value measurement.

In accordance with the provisions of ASC No.360, Property, Plant and Equipment, long-lived assets of Heilongjiang Mingshan Dairy Co., Ltd, (“Mingshan”) with a carrying amount of $488,000 were written down to their fair value of zero, resulting in a loss of $488,000, which was included in general and administrative expense of powdered formula segment for the fiscal year ended March 31, 2011. Mingshan was closed in April 2011. The production of Mingshan series powdered formula products were carried out by Shengyuan Nutritional Food Co., Ltd. The fair value of the long-lived assets was determined by management, as the Company estimated the future cash flow from use and eventual disposition of these assets will be approximately zero, management estimated that the fair value of the long-lived assets has been reduced to zero. The Company has categorized this as a level 3 fair value measurement.

In accordance with the provisions of ASC No.360, Property, Plant and Equipment, assets held for sale with a carrying amount of $35.1 million were written down to their fair value of $30.2 million, less cost to sell of $1.0 million, resulting in a loss of $5.9 million, which was included in impairment loss for the fiscal year ended March 31, 2010. The fair value of the assets held for sale was determined by executed transaction price with a third party.  The Company has categorized this as a level 2 fair value measurement.

6.  INVENTORIES

The Company’s inventories at March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011	March 31, 2010
	(In thousands)
Raw materials	$52,817	$35,667
Work-in-progress	4,262	10,893
Finished goods	10,293	5,574
Total	$67,372	$52,134

The value of goods-in-transit included in raw materials was $26.4 million and $9.6 million as of March 31, 2011 and 2010, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

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

The following entities are considered to be related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder. These related parties act only as the Company’s suppliers or distributors and there are no other relationships wherein the Company has the ability to exercise significant influence over the operating and financial policies of these parties. The Company is not obligated to provide any type of financial support to these related parties. The related parties were excluded from consolidation due to equity structure. The economic substance of each entity apart from its relationship with the Company is discussed in the table below:
Related Party	Economic Substance
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel (Beijing) Business Service”)	Publishes catalogues and engages in advertising and direct marketing of consumer products featured in catalogues.

Beijing St. Angel Cultural Communication Co., Ltd. (“St. Angel Cultural Communication”)	Engages in television designing and programming.

Beijing Honnete Dairy Co., Ltd. (“Honnete”)	Engages in importing and distributing whey protein products to commercial customers.

Qingdao Lvyin Waste Disposal Investment Management Co., Ltd. (“Lvyin”)	Engages in waste disposal and sewage treatment activities.

Beijing Dongan Hengxin Property Development Co., Ltd. (“Dongan Hengxin”)	Engages in property development activities.

A.  Classification of related party balances by name

a.  Due from related parties

	March 31, 2011	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,800	$1,728
Beijing Honnete Dairy Co., Ltd.	7,419	5,476
St. Angel (Beijing) Business Service Co. Ltd.	528	907
Beijing Dongan Hengxin Property Development Co., Ltd.	3,961	—
Total	$13,708	$8,111

b.  Due to related parties

	March 31, 2011	March 31, 2010
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,639	$2,098
Beijing Honnete Dairy Co., Ltd.	534	568
Beijing St. Angel Cultural Communication Co., Ltd.	157	4
Total	$2,330	$2,670

The Company had certain related party borrowings which were recorded in long-term debt. See Note 12. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.  Sales to related parties

In the fiscal years ended March 31, 2011, 2010 and 2009, the Company’s sales to the related parties included whey protein and industrial milk powder to Honnete, industrial milk powder to Kelqin, powdered formula products to St. Angel (Beijing) Business Service, and chondroitin sulfate to Lvyin.

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$5,333	$8,830	$2,255
Beijing Kelqin Dairy Co., Ltd.	23	—	—
St. Angel (Beijing) Business Service Co., Ltd.	513	824	—
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	2	—	—
Total	$5,871	$9,654	$2,255

Sales of powdered formula products from our distributors to St. Angel (Beijing) Business Service was $22.0 million, $14.9 million and $6.4 million for the fiscal year ended March 31, 2011, 2010 and 2009, respectively, which was not included in the above transaction amount.

C.  Purchases from related parties

In the fiscal year ended March 31, 2011, 2010 and 2009, the Company’s purchases from related parties included whey protein powders from Kelqin and Honnete, and catalogues, brochures, and marketing materials from St. Angel Cultural Communication.

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$—	$98	$10,376
Beijing Kelqin Dairy Co., Ltd.	—	—	154
Beijing St. Angel Cultural Communication Co. Ltd.	480	470	1,639
Total	$480	$568	$12,169

8.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2011	March 31, 2010
	(In thousands)
Prepaid expense	$3,573	$1,653
Prepaid other taxes	6,781	2,535
Subsidy receivable	—	1,465
Advance to suppliers	396	301
Assets held for sale	—	408
Other	812	1,847
Total	$11,562	$8,209

9.  PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2011	March 31, 2010
	(In thousands)
Property, plant and equipment, cost:
Capital lease of building	$5,563	$5,343
Buildings	52,686	44,008
Plant and machinery	78,015	63,547
Office equipment and furnishings	3,431	3,314
Motor vehicles	2,606	2,590
Others	437	392
Total cost	$142,738	$119,194
Less: Accumulated depreciation:
Capital lease of building	371	223
Buildings	8,947	6,130
Plant and machinery	25,070	17,065
Office equipment and furnishings	2,139	1,634
Motor vehicles	1,472	1,099
Others	371	329
Total accumulated depreciation	38,370	26,480
Construction in progress	5,443	17,323
Property, plant and equipment, net	$109,811	$110,037

Construction in progress mainly represents manufacturing equipment and facilities, leasehold improvements, and milk collection station.

The Company recorded depreciation expense for owned assets and capital leased assets of $10.5 million, $9.9 million and $7.5 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

10.  LAND USE RIGHTS, NET

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 20 to 50 years.

	March 31, 2011	March 31, 2010
	(In thousands)
Land use rights, cost	$6,779	$6,511
Less: Accumulated amortization	683	515
Land use rights, net	$6,096	$5,996

The Company recorded amortization expense of $144,000, $141,000 and $128,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

11.  INTANGIBLE ASSETS, NET

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
	(In thousands)
Know-how (5-year useful life)	$399	$139	$260	$—
Registered trademark (indefinite life)	3,140	—	—	3,140
	$3,539	$139	$260	$3,140

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
	(In thousands)
Know-how (5-year useful life)	$399	$120	$—	$279
Registered trademark (indefinite life)	3,115	—	—	3,115
	$3,514	$120	$—	$3,394

The intangible assets acquired in the fiscal year ended March 31, 2009 included the know-how, customer relationship and registered trademarks arising from the acquisition of prepared baby food business, and the registered trademarks of Helanruniu that are being used for the Company’s powdered adult formula products. The know-how and customer relationship were written-off in fiscal year ended March 31, 2011 and 2009, respectively.

Amortization expense was $19,000 and $80,000 for the fiscal year ended March 31, 2011 and 2010, respectively.

12.  DEBT

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

As of March 31, 2011 and 2010, the Company had short-term debt from PRC banks in the amount of $124.3 million and $94.2 million, respectively.  The maturity dates of the short-term debt outstanding range from April 2011 to March 2012. The weighted average interest rate on short-term debt from PRC banks outstanding at March 31, 2011 and 2010 was 5.0% and 4.7%, respectively. The short-term debt from PRC banks at March 31, 2011 and 2010 were secured by the pledge of certain fixed assets held by the Company of $24.4 million and $33.4 million, respectively; the pledge of the Company’s land use right of $0.8 million and $2.2 million, respectively; and the pledge of cash deposits of $16.8 million and $11.7 million, respectively.

As of March 31, 2011 and 2010, the Company had long-term debt, including current portion, from PRC banks in the amount of $96.1 million and $67.4 million, respectively. The maturity dates of the long-term debt outstanding range from May 2011 to January 2013. The weighted average interest rate of outstanding long-term debt at March 31, 2011 and 2010 was 6.0% and 5.4%, respectively. The indebtedness was secured by the pledge of certain fixed assets of $8.0 million and nil, respectively; and the pledge of land use right of $1.9 million and $0.9 million, respectively, at March 31, 2011 and 2010.

As of March 31, 2011, the short-term and long-term debt contracts with PRC banks did not include covenant clauses.

As of March 31, 2011, the Company had unused credit facility of $48.0 million from certain PRC banks. The interest rate will be negotiated by both parties upon future drawdown.

Apart from borrowings from banks, the Company had long-term loan from related parties in the amount of $4.8 million as of March 31, 2011, including principal of $3.9 million and interest of $0.9 million, and short-term loan from related parties of $3.9 million as of March 31, 2010. The maturity date of this related party loan is on November 2013, and is extendable on the same terms upon maturity. The interest rate at March 31, 2011 and 2010 was both 10.0%. The interest expense of related party loans for the fiscal years ended March 31, 2011 and 2010 was $386,000 and $460,000, respectively.

Maturities on long-term debt subject to mandatory redemption are as follows:

Year Ending March 31,
(In thousands)
2012	$38,131
2013	57,959
2014	4,763
2015	—
2016	—

13.  OTHER CURRENT LIABILITIES

	March 31, 2011	March 31, 2010
	(In thousands)
Accrued rebate and slotting fee	$3,114	$1,256
Payroll and bonus payables	4,905	4,102
Accrued selling and marketing expenses	964	1,098
Accrued advertising and promotion expenses	11,726	6,116
Accrued pre-maturity related research fund	1,174	—
Accrued interest	346	1,028
Others	3,684	9,074
Total	$25,913	$22,674

14.  OBLIGATIONS UNDER CAPITAL LEASES

Future minimum capital lease payments at March 31, 2011 are as follows:

Year Ending March 31,
(In thousands)
2012	$493
2013	493
2014	493
2015	493
2016	493
2017 and thereafter	15,560
Total minimum lease payments	18,025
Less: Amount representing interest	12,457
Present value of minimum lease payments	5,568
Current	28
Long-term	5,540
Total	$5,568

The Company recorded depreciation expense of $136,000, $133,000 and $88,000 for capital leased assets for the fiscal year ended March 31, 2011, 2010 and 2009, respectively, and recorded interest expense of $456,000, $390,000 and $281,000 for the fiscal year ended March 31, 2011, 2010 and 2009, respectively. The interest rate associated with the capital leases is 7.8% per annum.

15.  INCOME TAXES

A.  Tax law of each tax jurisdictions

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. As at March 31, 2011, the Company’s subsidiary in United States does not have any assessable profit and accordingly, no provision for federal and state income taxes have been provided thereon.

Holland

The Company’s subsidiary incorporated in the Netherlands is subject to Netherland’s profit tax.  The applicable rate is 20% on the first EUR 200,000 of taxable profits.  For taxable profits exceeding EUR 200,000, the applicable rate is 25.5% and 25% for 2010 and 2011 respectively.

China

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated the new Enterprise Income Tax Law (“new EIT Law”), which took effect beginning January 1, 2008. Under the new EIT law, foreign investment enterprises and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a transition period from its effective date for certain qualifying enterprises which were established before the promulgation date of the new tax law and which were entitled to certain preferential lower tax rate or tax holiday under the then effective tax laws or regulations.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	12.5% (2008), 25% after
Heilongjiang Mingshan Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Zhangjiakou Chahaer Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Inner Mongolia Huiliduo Food Co., Ltd.	25%	2 years tax exempt (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax exempt (2008, 2009); 3 years tax at 12.5% (2010-12)
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	20% (2009), 22% (2010), 24% (2011), 25% (2012)

B.  Components of loss before income tax benefit

For financial reporting purposes, loss before income tax benefit includes the following components:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
United States	$(1,669)	$(2,745)	$(3,320)
Holland	(108)	—	—
PRC	(47,789)	(29,031)	(127,655)
	$(49,566)	$(31,776)	$(130,975)

C.  Reconciliation from income tax at statutory rate to reported amount of income tax benefit

The income tax benefit reconciled to the tax benefit computed at the US statutory rate was approximately as follows for the years ended March 31, 2011, 2010 and 2009:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Income tax benefit at US federal statutory rate of 34%	$(16,853)	$(10,804)	$(44,531)
Foreign tax rate differential	4,203	2,447	11,489
PRC tax holiday effect	(42)	1,411	(3,228)
Change in valuation allowance	1,306	4,092	3,072
ASC 740-10 unrecognized tax benefits	157	78	81
Effect of tax refund	(82)	(4,318)	—
Effect of change in tax rate	384	(898)	—
Nondeductible items	1,621	1,088	2,731
Total income tax benefit	$(9,306)	$(6,904)	$(30,386)

Some of the Company’s PRC subsidiaries are eligible for tax holidays. The impact of these tax holidays increased PRC tax benefit by $42,000 for the fiscal year ended March 31, 2011, decreased PRC tax benefit by $1.4 million for the fiscal year ended March 31, 2010, and increased PRC tax benefit by $3.2 million for the fiscal year ended March 31, 2009. The benefit of the tax holidays on both basic and diluted loss per share was nil, negative $0.03, and $0.06 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

D.  Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2011	March 31, 2010
	(In thousands)
Deferred tax assets – current
Inventory write-down	$3,226	$5,166
Acquisition of assets under fair value	26	25
Net operating loss carryforward	13,632	29,770
Accrued expenses	146	50
Bad debt provision	2,253	1,188
Un-invoiced sales deduction	3,264	—
Others	350	428
Subtotal	22,897	36,627
Less: valuation allowance	(1,975)	(3,237)
Total	$20,922	$33,390

Deferred tax assets – non current
Net operating loss carryforward	$33,264	$7,732
Tax credits carryforward for PRC equipment purchasing	2,171	2,086
Acquisition of assets under fair value	238	254
Others	603	168
Subtotal	36,276	10,240
Less: valuation allowance	(8,630)	(6,062)
Total	$27,646	$4,178

The net change during the year in the total valuation allowance is as follows:

	March 31, 2011	March 31, 2010
	(In thousands)
Balance at beginning of year	$9,299	$5,207
Additions during the year	2,813	4,092
Write off	1,507	—
Balance at end of year	$10,605	$9,299

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

At March 31, 2011, the net operating loss carryforward of Synutra Illinois and Synutra International, Inc., which file a consolidated tax return, is approximately $17.7 million, which expires in 2031. Subject to the federal income tax rate of 34%, the tax benefit is $6.0 million. Synutra Illinois and Synutra International, Inc. do not have enough profit in the foreseeable future to realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the net operating loss carryforward of Synutra Illinois and Synutra International, Inc. will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets relating to the operating loss carryforward of Synutra Illinois and Synutra International, Inc. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2011 will be recognized as a reduction of income tax expense.

At March 31, 2011, the net operating loss carryforward of PRC subsidiaries is $165.5 million which expires in 2016 at the latest, and the tax benefit is $40.9 million.  The Company believes that certain of these PRC subsidiaries do not have enough profit in the foreseeable future to fully realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the net operating loss carryforward of these PRC subsidiaries will not be fully realized. In recognizing this risk, the Company has provided a valuation allowance of $2.2 million on the deferred tax assets relating to the net operating loss carryforward of these PRC subsidiaries. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2011 will be recognized as a reduction of income tax expense.

At March 31, 2011, deductible tax credits carryforward for PRC equipment purchasing was $2.2 million, which expires in 2012. The Company believes that relative PRC subsidiaries do not have enough profit in the foreseeable future to realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the tax credits carryforward for PRC equipment purchasing will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on these tax credits carryforward for PRC equipment purchasing. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2011 will be recognized as a reduction of income tax expense.

E.  Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The income tax expense for the fiscal years ended March 31, 2011, 2010 and 2009 are summarized as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Current tax
US	$—	$—	$—
Holland	62	—	—
PRC	73	(4,101)	738
Subtotal	135	(4,101)	738
Deferred tax
Deferred tax-benefit-US	—	—	—
Deferred tax-benefit-PRC	(9,441)	(2,803)	(31,124)
Subtotal	(9,441)	(2,803)	(31,124)
Total	$(9,306)	$(6,904)	$(30,386)

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

The adoption of ASC 740-10 has reduced the retained earnings as of April 1, 2007, by $375,000, including interest and penalties amounting to $55,000, with a corresponding increase in the liability for uncertain tax positions. The above mentioned liability is recorded in other long term liabilities in the consolidated balance sheet. The Company recognizes the unrecognized tax benefits, and the associated interest and penalties within the income tax expense line in the accompanying consolidated statement of operations. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

	March 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$1,042	$964	$883
Additions based on tax positions related to the current year	157	78	343
Reductions for tax positions of prior years	—	—	(262)
Balance at end of year	$1,199	$1,042	$964

The balance of unrecognized tax benefits at March 31, 2011, if recognized, would affect the effective tax rate.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB100,000 is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The Company's PRC subsidiaries are therefore generally subject to examination by the PRC tax authorities from calendar year 2006 through 2010 on non-transfer pricing matters, and from calendar year 2001 through 2010 on transfer pricing matters. The statute of limitations in the US is generally three years.

For the fiscal year ended March 31, 2011, the Company’s foreign subsidiaries did not have any distributable earnings.

16.  LOSS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Year Ended March 31,
	2011	2010	2009
	(In thousands except for per share data)
Net loss attributable to common stockholders	$(40,068)	$(24,615)	$(100,549)
Weighted average common stocks outstanding – basic and diluted	56,476	54,001	54,001
Loss per share – basic and diluted	$(0.71)	$(0.46)	$(1.86)

The Company granted RBS warrants purchasing 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for all periods presented as they would be anti-dilutive.

17.  COMMITMENTS AND CONTINGENCIES

A.  Purchase commitments

As of March 31, 2011, the Company had outstanding commitments of $6.8 million for advertising purchase within the next twelve months, and $27.0 million for milk powder, whey protein, and imported Super product within the next twelve months.

B.  Capital commitments

As of March 31, 2011, the Company’s capital commitments amounted to $2.2 million mainly in relation to leasehold improvement within the next twelve months.

C.  Operating lease commitments

The Company leases certain office facilities and certain warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2011 are as follows:

Year Ending March 31, (In thousands)
2012	$1,962
2013	1,917
2014	1,905
2015	1,823
2016	1,823
2017 and thereafter	58,151
Total	$67,581

The operating lease expense for the fiscal year ended March 31, 2011, 2010 and 2009 was $2.9 million, $3.0 million and $2.1 million, respectively.

D.  Legal proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Claims have been made against the Company from time to time. The Company intends to contest each lawsuit vigorously. The Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows.

E.  Guarantees

As at March 31, 2011, the Company had an outstanding guarantee issued to the Zhangbei Branch of the Agricultural Bank of China related to various bank loans totaling $1.1 million to 104 dairy farmers in the Zhangbei Area (the “Guarantee”). Such loans matured on December 25, 2007, but as of March 31, 2011, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million. The Company has prepared its best estimate of possible losses related to these loans based on a weighed average range of likely probabilities and potential payments that would be required under the Guarantee, and estimated a potential loss of $392,000 related to the Guarantee.

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

“All Other” includes non-core businesses such as sales of ingredients and materials to industrial customers.

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting.

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$185,569	$194,383	$284,818
Baby food	495	886	271
Nutritional ingredients and supplements	1,001	1,451	—
All other	61,451	95,166	27,439
Net sales	$248,516	$291,886	$312,528
INTERSEGMENT SALES
Powdered formula	$15	$7	$—
Baby food	468	535	—
Nutritional ingredients and supplements	8,316	11,284	3,367
All other	2,150	1,778	—
Intersegment sales	$10,949	$13,604	$3,367
GROSS PROFIT
Powdered formula	$78,311	$96,207	$50,336
Baby food	(1,249)	93	150
Nutritional ingredients and supplements	(2,101)	(1,222)	—
All other	2,786	(11,668)	2,956
Gross profit	$77,747	$83,410	$53,442
Selling and distribution expenses	48,409	43,989	44,178
Advertising and promotion expenses	41,420	33,854	115,478
General and administrative expenses	28,261	24,509	25,455
Impairment of goodwill	1,440	—	—
Impairment loss from assets disposal	—	5,894	—
Other operating income, net	1,441	894	5,790
Loss from operations	(40,342)	(23,942)	(125,879)
Interest expense	10,321	8,603	4,857
Interest income	820	1,850	341
Other income (expense), net	277	(1,081)	(580)
Loss before income tax benefit	$(49,566)	$(31,776)	$(130,975)
CAPITAL EXPENDITURE
Powdered formula	$5,324	$3,961	$45,492
Baby food	429	771	4,389
Nutritional ingredients and supplements	392	460	8,929
All other	68	1,243	3,231
Total	$6,213	$6,435	$62,041
DEPRECIATION AND AMORTIZATION
Powdered formula	$7,040	$7,282	$6,686
Baby food	1,428	920	351
Nutritional ingredients and supplements	1,841	1,746	608
All other	362	150	4
Total	$10,671	$10,098	$7,649

	March 31, 2011	March 31, 2010
	(In thousands)
TOTAL ASSETS
Powdered formula	$398,801	$333,975
Baby food	26,991	35,115
Nutritional ingredients and supplements	32,637	37,879
All other	138,385	115,787
Intersegment elimination	(198,110)	(173,399)
Total	$398,704	$349,357
LONG LIVED ASSETS
Powdered formula	$72,304	$71,581
Baby food	21,177	21,338
Nutritional ingredients and supplements	20,946	21,653
All other	1,480	1,461
Total	$115,907	$116,033

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
	2011	2010	2009
Sales in Mainland China	99.7%	99.7%	98.9%
Sales to United States	0.3%	0.3%	1.1%

Sales to major industrial customers:

	Year Ended March 31,
	2011	2010	2009
Tianjin Wahaha Group	$42,361	$48,427	$—

The Company sold surplus milk powder to Tianjin Wahaha Group for the fiscal year ended March 31, 2011 and 2010. No single customer accounted for more than 5% of the Company’s total sales in fiscal year ended March 31, 2009.

All of the Company’s long-lived assets are located in China.

19.  MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.  China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $6.4 million, $6.1 million and $4.9 million for the fiscal year ended March 31, 2011, 2010 and 2009, respectively.

B.  Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. Such restricted portions amounted to approximately $75.3 million as of March 31, 2011.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2011 and 2010 is as follows:

	Fiscal Year 2011				Fiscal Year 2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands except per share data)
Net sales	$83,787	$41,202	$44,233	$79,294	$47,350	$65,330	$96,795	$82,411
Gross profit	46,361	8,896	5,022	17,468	19,572	12,279	12,620	38,939
Net income (loss) attributable to Synutra International, Inc. common stockholders	10,106	(21,156)	(20,479)	(8,539)	(9,946)	(14,019)	(9,728)	9,078
Weighted average common stock outstanding – basic	54,037	57,301	57,301	57,301	54,001	54,001	54,001	54,001
Weighted average common stock outstanding – diluted	54,274	57,301	57,301	57,301	54,001	54,001	54,001	54,187
Earnings per share, basic	$0.19	$(0.37)	$(0.36)	$(0.15)	$(0.18)	$(0.26)	$(0.18)	$0.17
Earnings per share, diluted	$0.19	$(0.37)	$(0.36)	$(0.15)	$(0.18)	$(0.26)	$(0.18)	$0.17

21.  SUBSEQUENT EVENTS

From April 1, 2011 to June 8, 2011, in order to further improve the working capital condition, the Company repaid short-term and long-term borrowings from PRC banks before due in the amount of $25.9 million, with original maturity date from September 2011 to October 2011 and with weighted average interest rate of 6.25%, and borrowed long-term loan from the same PRC banks in the same amount, with $1.5 million to mature in June 2012 and $24.4 million to mature from December 2012 to May 2013 and with interest rate of 6.92%.

SYNUTRA INTERNATIONAL, INC.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	March 31, 2011	March 31, 2010
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$880	$421
Prepaid expenses and other current assets	—	1
Total current assets	880	422

Due from subsidiaries	39,782	38,627
Investments in subsidiaries	37,995	50,215
Other assets	1,497	3,179
TOTAL ASSETS	$80,154	$92,443

LIABILITIES AND EQUITY
Current Liabilities:
Short-term loans	—	38,685
Other current liabilities	97	884
Total current liabilities	97	39,569
Due to subsidiaries	—	536
Long-term loans	4,764	—
Total liabilities	4,861	40,105

Equity:
Synutra International, Inc., shareholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 54,001 issued and outstanding at March 31, 2011 and 2010, respectively	6	5
Additional paid-in capital	135,440	76,607
Accumulated deficit	(88,357)	(48,289)
Accumulated other comprehensive income	28,204	24,015
Total equity	75,293	52,338
TOTAL LIABILITIES AND EQUITY	$80,154	$92,443

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF OPERATION

	Year Ended March 31,
	2011	2010	2009
	(in thousands except earnings per share data)
Operating expenses:
General and administrative expenses	$1,009	$3,163	$2,605
Loss from operations	1,009	3,163	2,605

Interest expense	900	1,236	1,342
Interest income	19	4	13
Other income, net	500	2,600	1,000
Equity in losses of subsidiaries	(38,678)	(22,820)	(97,615)
Net loss attributable to Synutra International, Inc. common stockholders	$(40,068)	$(24,615)	$(100,549)

Weighted average common stock outstanding – basic and diluted	56,476	54,001	54,001
Loss per share-basic and diluted	$(0.71)	$(0.46)	$(1.86)

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009	2008
	(in thousands)
Cash flow from operating activities:
Net loss	$(40,068)	$(24,615)	$(100,549)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of subsidiaries	38,678	22,820	97,615
Amortization of debt issuance costs	175	321	321
Depreciation and amortization	107	—	—
Changes in assets and liabilities:
Due from subsidiaries	(1,155)	913	778
Prepaid expenses and other current assets	1,557	450	(1,855)
Due to subsidiaries	(536)	(152)	110
Other current liabilities	117	(281)	3,730
Other assets	—	524	(1,658)
Net cash used in operating activities	(1,125)	(20)	(1,508)

Cash flow from investing activities:
Capital injection at subsidiaries	(22,250)	—	(225)
Net cash used in investing activities	(22,250)	—	(225)

Cash flow from financing activities:
Repayment of long-term loan	(35,000)	—	—
Proceeds from issuance of common stock	62,700	—	—
Issuance costs for common stock issuance	(3,866)
Net cash provided by financing activities	23,834	—	—
Net change in cash and cash equivalents	459	(20)	(1,733)
Cash and cash equivalents, beginning of year	421	441	2,174
Cash and cash equivalents, end of year	$880	$421	$441

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

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-off	Balance at End of Year
	(In thousands)
Allowance for accounts receivable
- 2011	$4,355	$4,447	$23	$8,779
- 2010	$1,452	$2,903	$—	$4,355
- 2009	$185	$1,267	$—	$1,452
Allowance for other receivables
- 2011	$2,098	$68	$—	$2,166
- 2010	$1,472	$1,501	$875	$2,098
- 2009	$585	$887	$—	$1,472
Allowance for deferred tax assets
- 2011	$9,299	$2,813	$1,507	$10,605
- 2010	$5,207	$4,092	$—	$9,299
- 2009	$2,135	$3,072	$—	$5,207

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. The Company’s management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on these criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., has audited the effectiveness of our internal control over financial reporting as of March 31, 2011 and issued its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.

          We have audited the internal control over financial reporting of Synutra International, Inc. and subsidiaries (the "Company") as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

          A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2011, of the Company and our report dated June 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules based on our audit.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Shanghai, China

June 14, 2011

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of June 8, 2011:
Name	Age	Position
Directors and Executive Officers
Liang Zhang	51	Chairman of the Board of Directors and Chief Executive Officer
Joseph Chow	49	Director
David Hui Li	43	Director
Min Zhang	37	Director(1)
Jinrong Chen	52	Director(1)
Yiu-Chun Chan	59	Director(1)
Lei Lin	44	Director(1)
Weiguo Zhang	54	President
Donghao Yang	39	Chief Financial Officer

(1)	Member of Audit Committee, Compensation Committee and Nominating Committee

Liang Zhang. Liang Zhang is our founder and has served as the chairman of our board of directors and Chief Executive officer since we became a public company in 2005. Prior to that, Mr. Zhang served as chief executive officer of Synutra Illinois since 2000. Mr. Zhang has worked in the food ingredients industry since the 1980s and founded his first entrepreneurial venture, Honnete, in the early 1990s. Honnete has since become the dominant supplier of whey protein products in China. Mr. Zhang has been recognized as a business leader in the dairy industry in China, serving as vice chairman of the China Dairy Industry Association. Mr. Zhang’s experience as founder of Honnete gives him valuable insight into marketing strategies in our industry, and his service as vice chairman of the China Dairy Industry Association is invaluable to our Board’s discussions of regulatory issues pertaining to the dairy industry. Mr. Zhang received a bachelor’s degree in French language and literature from Nanjing International Relations Institute of China.

Joseph Chow. Joseph Chow has been our interim Chief Financial Officer from November 10, 2009 to June 10, 2010, and continues to serve as a member of our management team. Mr. Chow has served as a director of our board of directors since May 4, 2010. Mr. Chow has over 18 years of experience in corporate finance, financial advisory and management and has held senior executive and managerial positions in various public and private companies. Prior to joining us, Mr. Chow was a managing director of Goldman Sachs (Asia) LLP from 2008 to 2009. Prior to that, he served as an independent financial consultant from 2006 to 2008, as chief financial officer of Harbor Networks Limited from 2005 to 2006, and as chief financial officer of China Netcom (Holdings) Company Limited from 2001 to 2004. Prior to that Mr. Chow also served as the director of strategic planning of Bombardier Capital, Inc., as vice president of international operations of Citigroup and as the corporate auditor of GE Capital. Mr. Chow currently sits on the board as an independent non-executive director for Kasen International Holdings Limited and for Intime Department Store (Group) Co., Ltd. Mr. Chow has extensive knowledge of finance and accounting issues from his experience as Chief Financial Officer at Harbor Networks Limited and China Netcom (Holdings) Company Limited. Mr. Chow obtained a Bachelor of Arts degree in political science from Nanjing Institute of International Relations and an MBA from the University of Maryland at College Park.

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

Min Zhang. Min Zhang has served as a director of our board of directors since February 18, 2011.  Since March 2008, Ms. Zhang has served as chief financial officer of China Lodging Group, Limited, which operates Hanting Inns business hotel chain in China. She has more than ten years of experience in finance and consulting with multinational companies. Between 2005 and 2007, she was Finance Director of Eli Lilly (Asia) Inc., Thailand Branch, and between 2003 and 2005 she worked as Planning and Business Development manager at Eli Lilly & Company, China, and as Senior Financial Analyst at Eli Lilly & Company, Latin America in 2003.  She served as the Chief Financial Officer of ASIMCO Casting (Beijing) Company, Ltd., between 1998 and 2000.  She also worked with McKinsey & Company, Inc. as a consultant between 2000 and 2001. Ms. Zhang is the chairperson of our audit committee because of her extensive experience and background in finance and consulting, including her experience serving as Finance Director of Eli Lilly (Asia), Thailand Branch, and CFO of ASIMCO. Ms. Zhang obtained her Masters of Business Administration degree from Harvard Business School in 2003, and between 1990 and 1997 she received both Master’s and Bachelor’s degrees from the University of International Business and Economics, Beijing, China.

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

Donghao Yang. Donghao Yang has served as our Chief Financial Officer since June 10, 2010. Mr. Yang has over 16 years of experience in corporate finance, commodity trading and international business development. Mr. Yang has held senior executive and managerial positions in various public and private companies, including serving as Chief Financial Officer of Greater China of Tyson Foods, Inc. (NYSE: TSN) from March 2007 to April 2010, as Finance Director Asia Pacific of Valmont Industries, Inc. (NYSE: VMI) from October 2003 to March 2007, and as Director in China Minmetals Brazil Holding Limited from January 1999 to April 2001. Mr. Yang earned a Bachelor of Arts degree in Economics from Nankai University in 1993 and a Master of Business Administration degree from Harvard Business School in 2003.

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

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III, and serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. To effect such staggered terms, our amended and restated bylaws provides that the directors first elected to class I shall serve for a term ending on the annual meeting date following the end of 2008, the directors first elected to class II shall serve for a term ending on the second annual meeting date following the end of 2008, and the directors first elected to class III shall serve for a term ending on the third annual meeting date following the end of 2008. Our board of directors has designated Liang Zhang and William Wu as class I directors, Jinrong Chen, Yiu-Chun Chan and David Hui Li as class II directors and Lei Lin and Ka-Keung Yeung as a class III director. At the stockholder’s annual meeting on Feb 8, 2010, Jinrong Chen and Yiu-Chun Chan were re-elected as class II directors and David Hui Li was elected as class II director. Upon the resignation of William Wu as a director on May 4, 2010, Joseph Chow has served as a class I director. Upon the resignation of Ka-Keung Yeung as a director on September 3, 2010, Min Zhang has been elected as a class III director on February 18, 2011.

Board Committees

Our board has established the committees described below and may establish others from time to time.

Audit Committee

Our audit committee consists of Jinrong Chen, Lei Lin, Yiu-Chun Chan and Min Zhang, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market. Ms. Zhang is the chairperson of our audit committee and serves as the financial expert of the committee. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee consists of Jinrong Chen, Yiu-Chun Chan, Lei Lin and Min Zhang. Ms. Chen is the chairperson of our compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our stock incentive and employee stock purchase plans; and

•	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Nominating Committee

Our nominating committee consists of Yiu-Chun Chan, Jinrong Chen, Lei Lin and Min Zhang. Mr. Chan is the chairman of our nominating committee. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the board of directors and recommending to the board the persons to be nominated by the board as nominees for director at each annual meeting of our stockholders. Specific responsibilities of our nominating committee include:

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

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own beneficially more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ Global Select Market. The Securities and Exchange Commission has established specific due dates for these reports, and we must disclose in this 10-K any late filings during the fiscal year ended March 31, 2011. These persons are required by regulation of the SEC to furnish copies of all Section 16(a) forms to the Company. Based solely upon our review of the copies of such forms received by the Company, we believe that during the year ended March 31, 2011 our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our executive officers during the fiscal year ended March 31, 2011. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Liang Zhang and Donghao Yang, who serve as our chief executive officer and our chief financial officer, respectively, were our “named executive officers” for the fiscal year ended March 31, 2011, and the compensation for these officers is reported in the “Summary Compensation Table” below. Joseph Chow, who served as our chief financial officer before Donghao Yang, resigned from that position effective June 10, 2010, and continues to serve as a member of our management team. His compensation is also reported in the table titled “Summary Compensation Table” below. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2011. Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2011 of RMB6.5564 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our executive officers. Accordingly, for the fiscal year ended March 31, 2011, the components of our executive compensation program consisted of cash salary only. On June 11, 2008, the Company adopted the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee currently has not granted any stock-based awards, the compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

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

Liang Zhang’s employment agreement was automatically extended and has an indefinite term and provides for an annual base salary of approximately $183,027. Donghao Yang’s employment agreement will end on August 31, 2011, which will be extended for a term of two years upon mutual consent, and provides for an annual base salary of approximately $122,018. Joseph Chow’s employment agreement has an indefinite term and provides for an annual base salary of $90,000.

Fiscal Year 2011 Executive Compensation Components

For the fiscal year ended March 31, 2011, the principal component of compensation for our executive officers was their base salary. We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the executive officers are determined for each executive based on his or her position and responsibility.

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

Our executive officers did not receive any annual bonus or equity-based compensation for the fiscal year ended March 31, 2011.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)
Yiu-Chun Chan
Lei Lin
Min Zhang

Summary Compensation Table — Fiscal Years Ended March 31, 2011, 2010 and 2009

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal years ended March 31, 2011, 2010 and 2009. The amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2011 conversion rate of RMB 6.5564 to $1.00.

Name and Principal Position	Year ended March 31	Salary ($)	All Other Compensation ($)	Total ($)
Liang Zhang	2011	183,027	—	183,027
Chairman of the Board and	2010	175,791	—	175,791
Chief Executive Officer	2009	175,544	—	175,544
Joseph Chow(1)	2011	105,505	—	105,505
Director and	2010	73,246	—	73,246
Former Interim Chief Financial Officer	2009	—	—	—
Donghao Yang(2)	2011	111,850	—	111,850
Chief Financial Officer	2010	—	—	—
	2009	—	—	—
Weiguo Zhang	2011	60,000	—	60,000
President	2010	60,000	—	60,000
	2009	60,000	—	60,000

(1)
Joseph Chow served as our interim chief financial officer from November 10, 2009 and resigned from this position on June 10, 2010. He remained in the management team as advisor to Chairman. He has served as a member of our Board of Directors since May 4, 2010. The amount reflects the base salary paid to Joseph Chow as chief financial officer from April 1, 2010 to June 10, 2010, and as advisor to Chairman from June 11, 2010 to March 31, 2011.

(2)	Donghao Yang was appointed our chief financial officer effective June 10, 2010.

Plan-Based Awards — Fiscal Year Ended March 31, 2010

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2011. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2011, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2011.

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

Director Compensation

The following table presents information regarding the compensation for the fiscal year ended March 31, 2011 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year. None of our non-employee directors held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2011. The compensation paid to Liang Zhang and Joseph Chow, each of whom is employed by us, is presented above in the table titled “Summary Compensation Table” and the related explanatory notes.
Name	Fees Earned or Paid in Cash ($)	Total ($)
Jinrong Chen	40,000	40,000
Yiu-Chun Chan	40,000	40,000
Lei Lin	40,000	40,000
Ka-Keung Yeung (1)	37,661	37,661
Min Zhang (2)	6,667	6,667

(1)	Ka-Keung Yeung was elected to our board of directors on January 8, 2010 and resigned on September 3, 2010.

(2)	Min Zhang was elected to our board of directors on February 18, 2011.

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

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Yiu-Chun Chan, Lei Lin, Ka-Keung Yeung and Min Zhang each served on the compensation committee during the fiscal year ended March 31, 2011. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 8, 2011, regarding the beneficial ownership of our common stock by:

•	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 8, 2011. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 57,300,713 shares of common stock outstanding as of June 8, 2011. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	62.83%
Joseph Chow, Director and Former Interim Chief Financial Officer(2)	—	—
Weiguo Zhang, President	2,000	*
Donghao Yang, Chief Financial Officer	1,200	*
David Hui Li, Director(3)	4,000,000	6.98%
Jinrong Chen, Director	—	—
Yiu-Chun Chan, Director	—	—
Lei Lin, Director	—	—
Min Zhang, Director	—	—
All Officers and Directors as a Group	40,003,200	69.81%
PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(4)	4,000,000	6.98%

*	Less than 1%

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

(2)	Mr. Joseph Chow resigned as Chief Financial Officer effective June 10, 2010.

(3)
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

(4)
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

The following table sets forth the number of common stocks remaining available for future issuance under the plan as of March 31, 2011.

Plan Category	Number of Common Stocks to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Stocks Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Stocks Reflected in the First Column)
Equity compensation plans approved by shareholders	—	—	12,500,000
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	12,500,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliate Companies controlled by Liang Zhang

Our chairman, chief executive officer and principal stockholder, Liang Zhang, controls several other companies in China. Among these companies, we sold whey protein and industrial milk powder to Honnete, industrial milk powder to Kelqin, powdered formula products to St. Angel (Beijing) Business Service, and chondroitin sulfate to Lvyin for the fiscal years ended March 31, 2011 and 2010. We purchased whey protein powders from Honnete, and catalogues, brochures, and marketing materials from St. Angel Cultural Communications for the fiscal years ended March 31, 2011 and 2010.

The following table sets forth the value of our sales to our related parties for the fiscal year ended March 31, 2011and 2010:

	Year Ended March 31,
	2011	2010
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$5,333	$8,830
Beijing Kelqin Dairy Co., Ltd.	23	—
St. Angel (Beijing) Business Service Co., Ltd.	513	824
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	2	—
Total	$5,871	$9,654

Sales of powdered formula products from our distributors to St. Angel (Beijing) Business Service was $22.0 million and $14.9 million for fiscal year ended March 31, 2011 and 2010, respectively, which was not included in the above transaction amount.

The following table sets forth the value of our purchases from our related parties for the fiscal year ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011	2010
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$—	$98
Beijing St. Angel Cultural Communication Co. Ltd.	480	470
Total	$480	$568

We had indebtedness from related parties controlled by Liang Zhang. The following table sets forth the amount of indebtedness principal outstanding during the fiscal years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of the year	$3,860	$7,523
Borrowing from related parties	—	4,798
Repayment to related parties	—	(8,461)
Balance at end of the year	$3,860	$3,860

As of June 8, 2011, the principal of long term loan from related parties is $3.9 million. The interest expense for the fiscal year ended March 31, 2011 and 2010 was $386,000 and $460,000 respectively. The interest rate for the loan outstanding at March 31, 2011 was 10.0%. The interest accrued at March 31, 2011 was $904,000.

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

(b)    Business Operating Agreement entered into by and among Nutritional, Huimin, Jibin Zhang (who is our Director of Loans) and Yunpeng Jiang (who is our Director of Strategic Acquisitions). Pursuant to this agreement, Huimin agrees to conduct its business in a way that is consistent with Nutritional’s direction. In addition, Jibin Zhang and Yunpeng Jiang authorize Nutritional to exercise all of their respective shareholders’ rights in Huimin.

(c)    Call Option Agreement entered into by and among Nutritional, Huimin, Jibin Zhang and Yunpeng Jiang. Pursuant to this agreement, within a ten-year period and any extended period as requested by Nutritional, Nutritional is entitled to an irrevocable and exclusive right to purchase or authorize any third party to purchase the shares of Huimin held by Jibin Zhang and Yunpeng Jiang at the lowest feasible price according to PRC laws and regulations. In addition, Nutritional is entitled to call part or all of the option right at any time during the effective period of this agreement and there is no limit on the number of calls until Nutritional hold 100% of Huimin’s shares.

(d)    Pledge Agreement entered into by and among Nutritional, Jibin Zhang and Yunpeng Jiang. To ensure the performance of the Exclusive Consulting and Service Agreement, Call Option Agreement and Business Operating Agreement, Jibin Zhang and Yunpeng Jiang, as pledgers under this agreement, pledge all of their shares and corresponding interests and rights in Huimin to Nutritional, as pledgee under this agreement.

(e)   Entrustment Agreement entered into by and among Nutritional, Jibin Zhang and Yunpeng Jiang. Pursuant to this agreement, Nutritional loans Jibin Zhang and Yunpeng Jiang each RMB15,000,000 to establish companies for pre-natal diagnostic services in China. Jibin Zhang and Yunpeng Jiang are the nominal shareholders of these companies and Nutritional is the actual shareholder of these companies.

(f)      Entrustment Agreement entered into by and among Nutritional, Jibin Zhang, Yunpeng Jiang and Honnete. Nutritional agrees to entrust Jibin Zhang and Yunpeng Jiang arty A) to establish a limited liability company (the “future company”) and Jibin Zhang and Yunpeng Jiang will hold all of the shares of the future company in entrustment. Jibin Zhang and Yunpeng Jiang have established Nanjing Huiren, Taiyuan Huiren, Shijiazhuang Huiren and Haerbin Huiren (the “established companies”). Upon the fulfillment of the registration of the said future company, Jibin Zhang and Yunpeng Jiang will transfer their shares in the established companies to the future company for free. Upon approval from Nutritional, Jibin Zhang and Yunpeng Jiang will entrust Honnete to hold the shares of the established companies.

In August and September 2010, shares of Nanjing Shengyuan Huiren Clinical Examination Co., Ltd., Taiyuan Shengyuan Huiren Clinical Examination Co., Ltd., and Shijiazhuang Shengyuan Huiren Clinical Examination Co., Ltd. were transferred to our subsidiary, Beijing Shengyuan Huimin Technology Service Co., Ltd.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 27, 2007, we engaged Deloitte Touche Tohmatsu CPA Ltd. (“DTTC”) as our independent auditors. The engagement was approved by the Audit Committee of our Board of Directors. No relationship existed in any manner between DTTC and us prior to the date we engaged DTTC.

Audit Fees

DTTC was paid aggregate fees of approximately $830,412 and $797,812 for the fiscal years ended March 31, 2011 and 2010, respectively, for professional services rendered for the audit of our annual financial statements included in Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q.

Audit-related Fees

DTTC was paid aggregate fees of approximately $233,912 and $60,000 for the fiscal yeas ended March 31, 2011 and 2010, respectively, for assurance and related services reasonably related to the performance of the audit or review of the Registrant’s financial statements.

Tax Fees

DTTC was paid no fees for the fiscal years ended March 31, 2011 and 2010, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

DTTC was paid no other fees for any other services rendered to us for the fiscal years ended March 31, 2011 and 2010.

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

SYNUTRA INTERNATIONAL, INC.
Date:	June 14, 2011	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Donghao Yang, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities.
Name	Position	Date
/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman (Principal Executive Officer)	June 14, 2011
/s/ Donghao Yang
Donghao Yang	Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2011
/s/ Joseph Chow
Joseph Chow	Director	June 14, 2011
/s/ David Hui Li
David Hui Li	Director	June 14, 2011
/s/ Jinrong Chen
Jinrong Chen	Director	June 14, 2011
/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	June 14, 2011
/s/ Lei Lin
Lei Lin	Director	June 14, 2011
/s/ Min Zhang
Min Zhang	Director	June 14, 2011

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)
3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)
10.1
Employment Agreement between Shengyuan Nutritional Food and Liang Zhang, dated December 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.2	Employment Agreement between Shengyuan Nutritional and Weiguo Zhang, dated June 4, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)
10.3
Employment Agreement between the Shengyuan Nutritional Food Co., Ltd. and Joseph Chow, dated November 10, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010).

10.4
Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Donghao Yang, dated May 4, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.5
Warrant Agreement among Beams Power Investment Limited, Synutra International, Inc., the Bank of New York as Warrant Agent, and ABN AMRO N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007)

10.6
Registration Rights Agreement between Synutra International, Inc. and ABN AMRO N.V., Hong Kong Branch, dated April 19, 2007 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007)

10.7
Common Stock Purchase Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P. , dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.8
Registration Rights Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.9
Voting and Co-Sale Agreement among Synutra International, Inc., Beams Power Investment Limited, and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.10
Registration Rights Agreement among Synutra International, Inc., Beams Power Investment Limited and Warburg Pincus Private Equity IX, L.P., dated April 23, 2008, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2008)

10.11
Amended Loan Agreement among Synutra International, Inc., ABN AMRO N.V. and certain lenders party thereto, dated February 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2010)

10.12
Collateral Agreement among Synutra International, Inc., ABN AMRO N.V. and Synutra, Inc., dated October 11, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2007).

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
Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16B to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.16
Asset Purchase Agreement, dated July 14, 2008, between Shengyuan Nutritional Food Co., Ltd. and Beijing Huilian Food Co, Ltd. (incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K filed on July 18, 2008)

10.17
Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. and Beijing Shengyuan Huimin Technology Service Co., Ltd. dated July 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.18
Business Operating Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.19
Equity Disposal Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.20
Share Pledge Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.21
Entrustment Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.22
Entrustment Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Jibin Zhang and Yunpeng Jiang and Beijing Honnete Dairy Co., Ltd. dated July 20, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.23
Asset Purchase Agreement dated as of September 9, 2009 among Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd., Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. and Heilongjiang Wondersun Dairy Co., Ltd. (incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K filed on September 15, 2009)

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