Form 10-Q
period 2011-06-30
Synutra International, Inc.
filed 2011-08-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 9, 2011, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2011	March 31, 2011
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$27,537	$48,741
Restricted cash	52,778	37,690
Accounts receivable, net of allowance of $10,676 and $8,779, respectively	27,609	46,021
Inventories	94,780	67,372
Due from related parties	3,666	13,708
Income tax receivable	3,347	259
Receivable from assets disposal	1,736	1,714
Prepaid expenses and other current assets	20,900	11,562
Deferred tax assets	21,216	20,922
Total current assets	253,569	247,989

Property, plant and equipment, net	113,528	109,811
Land use rights, net	6,138	6,096
Intangible assets, net	3,149	3,140
Other assets	3,656	4,022
Deferred tax assets	27,976	27,646
TOTAL ASSETS	$408,016	$398,704
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$111,424	$124,281
Long-term debt due within one year	67,989	38,131
Accounts payable	61,028	52,923
Due to related parties	2,166	2,330
Advances from customers	11,580	4,890
Other current liabilities	23,320	25,913
Total current liabilities	277,507	248,468
Long-term debt	51,182	62,722
Deferred revenue	4,450	4,456
Capital lease obligations	5,605	5,540
Other long-term liabilities	1,619	1,592
Total liabilities	340,363	322,778
Equity:
Synutra International, Inc. stockholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at June 30, 2011 and March 31, 2011, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(97,953)	(88,357)
Accumulated other comprehensive income	29,353	28,204
Total Synutra common stockholders’ equity	66,846	75,293
Noncontrolling interest	807	633
Total equity	67,653	75,926
TOTAL LIABILITIES AND EQUITY	$408,016	$398,704

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)
	Three Months Ended June 30,
	2011	2010
	(in thousands except earnings per share data)
Net sales	$43,757	$83,787
Cost of sales	27,678	37,426
Gross profit	16,079	46,361

Selling and distribution expenses	12,461	12,626
Advertising and promotion expenses	7,008	10,002
General and administrative expenses	6,579	6,076
Impairment of goodwill	—	1,440
Other operating income, net	110	73
Income (loss) from operations	(9,859)	16,290

Interest expense	3,412	2,662
Interest income	311	108
Other income, net	465	167
Income (loss) before income tax expense (benefit)	(12,495)	13,903
Income tax expense (benefit)	(3,049)	3,795
Net income (loss)	(9,446)	10,108

Net income attributable to the noncontrolling interest	150	2
Net income (loss) attributable to Synutra International, Inc. common stockholders	$(9,596)	$10,106

Earnings (loss) per share – basic	$(0.17)	$0.19
Earnings (loss) per share – diluted	$(0.17)	$0.19
Weighted average common shares outstanding – basic	57,301	54,037
Weighted average common shares outstanding – diluted	57,301	54,274

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (unaudited)

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Net income (loss)	$(9,446)	$10,108
Currency translation adjustments	1,154	579
Total comprehensive income (loss)	(8,292)	10,687
Less: Comprehensive income attributable to noncontrolling interest	155	4
Comprehensive income (loss) attributable to Synutra International, Inc. common stockholders	$(8,447)	$10,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (unaudited)

	Synutra International, Inc. Common Stockholders
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
	(in thousands)
Balance, March 31, 2010	54,001	$5	$76,607	$(48,289)	$24,015	$593	$52,931
Net income	—	—	—	10,106	—	2	10,108
Issuance of common stock	3,300	1	58,833	—	—	—	58,834
Currency translation adjustments	—	—	—	—	577	2	579
Other	—	—	—	—	—	40	40
Balance, June 30, 2010	57,301	$6	$135,440	$(38,183)	$24,592	$637	$122,492

Balance, March 31, 2011	57,301	$6	$135,440	$(88,357)	$28,204	$633	$75,926
Net income	—	—	—	(9,596)	—	150	(9,446)
Currency translation adjustments	—	—	—	—	1,149	5	1,154
Other	—	—	—	—	—	19	19
Balance, June 30, 2011	57,301	$6	$135,440	$(97,953)	$29,353	$807	$67,653

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Operating activities:
Net income (loss)	$(9,446)	$10,108
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	—	175
Depreciation and amortization	2,835	2,471
Bad debt expense	2,060	473
Goodwill and intangible asset impairment	—	1,700
Gain on disposal of property, plant and equipment	—	(29)
Deferred income tax	7	6
Other compensation expense	19	40
Changes in assets and liabilities:
Accounts receivable	17,223	(15,965)
Inventories	(26,912)	(4,681)
Due from related parties	9,973	(1,202)
Prepaid expenses and other current assets	(16,732)	(594)
Accounts payable	7,033	(1,366)
Due to related parties	388	212
Advances from customers	6,718	(1,865)
Income tax receivable	(3,128)	524
Income tax payable	—	3,078
Deferred revenue	(66)	—
Other liabilities	1,939	(934)
Net cash used in operating activities	$(8,089)	$(7,849)

Investing activities:
Acquisition of property, plant and equipment	(2,050)	(278)
Change in restricted cash	(14,801)	(7,265)
Proceeds from assets disposal	—	4,824
Net cash used in investing activities	$(16,851)	$(2,719)

Financing activities:
Proceeds from short-term debt	80,467	31,369
Repayment of short-term debt	(95,247)	(49,511)
Proceeds from long-term debt	34,928	49,902
Repayment of long-term debt	(17,347)	(23,500)
Proceeds from issuance of common stock	—	62,700
Issuance costs for common stock issuance	—	(3,866)
Net cash provided by financing activities	$2,801	$67,094

Effect of exchange rate changes on cash and cash equivalents	$935	$245

Net change in cash and cash equivalents	(21,204)	56,771
Cash and cash equivalents, beginning of year	$48,741	$48,693
Cash and cash equivalents, end of year	$27,537	$105,464

Supplemental cash flow information:
Interest paid	3,260	2,492
Income tax paid	—	166

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	568	347
Assets disposal by other receivable	—	5,315

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

The Company is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K and its subsequent amendments, if any, for the fiscal year ended March 31, 2011.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. In August 2010, there were several media reports alleging the Company’s infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China. Although the Ministry of Health (“MOH”) of China conducted tests on samples of the Company’s products and concluded that there was no link between the infant milk powder products and premature development in infants, the Company’s business was significantly impacted. As a result, the Company experienced a net loss and negative cash flows from operations in the year ended March 31, 2011. However, considering the sales order amount has been increasing quarter by quarter, and the Company has unused committed and available bank standby credit facilities, the Company regards the going concern assumption as appropriate. The Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

3.	INVENTORIES

The Company’s inventories at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30, 2011	March 31, 2011
	(In thousands)
Raw materials	$68,702	$52,817
Work-in-progress	5,260	4,262
Finished goods	20,818	10,293
Total	$94,780	$67,372

 The value of goods-in-transit included in raw materials was $21.4 million and $26.4 million as of June 30, 2011 and March 31, 2011, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

4.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	June 30, 2011	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,823	$1,800
Beijing Honnete Dairy Co., Ltd.	406	7,419
St. Angel (Beijing) Business Service Co. Ltd.	1,437	528
Beijing Dongan Hengxin Property Development Co., Ltd.	—	3,961
Total	$3,666	$13,708

b.	Due to related parties

	June 30, 2011	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,487	$1,639
Beijing Honnete Dairy Co., Ltd.	523	534
Beijing St. Angel Cultural Communication Co., Ltd.	156	157
Total	$2,166	$2,330

The Company had certain related party borrowings which were recorded in long-term debt. See Note 7. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the fiscal quarters ended June 30, 2011 and 2010, the Company’s sales to the related parties included whey protein to Beijing Honnete Dairy Co., Ltd. and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd.

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$368	$172
St. Angel (Beijing) Business Service Co., Ltd.	46	150
Total	$414	$322

St. Angel (Beijing) Business Service Co., Ltd. also acts as a subdistributor of the Company. Sales of powdered formula products from our distributors to St. Angel (Beijing) Business Service was $4.0 million and $7.6 million for the fiscal quarter ended June 30, 2011 and 2010, respectively, which was not included in the above table of sales transaction amount.

C.	Purchases from related parties

In the fiscal quarters ended June 30, 2011 and 2010, the Company’s purchase from related parties included marketing materials from St. Angel Cultural Communication, which engages in television designing and programming.

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Beijing St. Angel Cultural Communication Co. Ltd.	$165	$52

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2011	March 31, 2011
	(In thousands)
Prepaid expense	$3,973	$3,573
Prepaid other taxes	14,712	6,781
Advance to suppliers	1,139	396
Other	1,076	812
Total	$20,900	$11,562

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2011	March 31, 2011
	(In thousands)
Property, plant and equipment, cost:
Capital lease of building	$5,636	$5,563
Buildings	53,631	52,686
Plant and machinery	79,389	78,015
Office equipment and furnishings	3,512	3,431
Motor vehicles	2,640	2,606
Others	497	437
Total cost	$145,305	$142,738
Less: Accumulated depreciation:
Capital lease of building	411	371
Buildings	9,702	8,947
Plant and machinery	27,285	25,070
Office equipment and furnishings	2,315	2,139
Motor vehicles	1,578	1,472
Others	385	371
Total accumulated depreciation	41,676	38,370
Construction in progress	9,899	5,443
Property, plant and equipment, net	$113,528	$109,811

Construction in progress mainly represents manufacturing equipment and facilities, leasehold improvements, and milk collection station.

The Company recorded depreciation expense of $2.8 million and $2.4 million for the fiscal quarters ended June 30, 2011 and 2010, respectively.

7.	DEBT

As of June 30, 2011 and March 31, 2011, the Company had short-term debt from PRC banks in the amount of $111.4 million and $124.3 million, respectively.  The maturity dates of the short-term debt outstanding range from July 2011 to June 2012. The weighted average interest rate on short-term debt from banks outstanding at June 30, 2011 and March 31, 2011was 5.8% and 5.0%, respectively. The short-term debt from banks at June 30, 2011 and March 31, 2011were secured by the pledge of certain fixed assets held by the Company of $24.2 million and $24.4 million, respectively; the pledge of the Company’s land use right of $0.8 million and $0.8 million, respectively; and the pledge of cash deposits of $17.2 million and $16.8 million, respectively.

As of June 30, 2011 and March 31, 2011, the Company had long-term debt, including current portion, from banks in the amount of $114.3 million and $96.1 million, respectively. The maturity dates of the long-term debt outstanding range from August 2011 to May 2013. The weighted average interest rate of outstanding long-term debt at June 30, 2011 and March 31, 2011was 6.2% and 6.0%, respectively. The indebtedness at June 30, 2011 and March 31, 2011 was secured by the pledge of certain fixed assets of $8.0 million and $8.0 million, respectively; the pledge of land use right of $1.9 million and $1.9 million, respectively; and the pledge of cash deposits of $11.2 million and nil, respectively.

As of June 30, 2011 and March 31, 2011, the short-term and long-term debt contracts with banks did not include covenant clauses.

Apart from borrowings from banks, the Company had a long-term loan from related parties of $4.9 million as of June 30, 2011, including principal of $3.9 million and accumulated interest of $1.0 million, and $4.8 million as of March 31, 2011. The maturity date of this related party loan is in November 2013, and is extendable on the same terms upon maturity as agreed by both parties. The interest rate at June 30, 2011 and March 31, 2011 was both 10.0%. The interest expense of related party loans for the fiscal quarters ended June 30, 2011 and 2010 were both $97,000.

8.	OTHER CURRENT LIABILITIES

	June 30, 2011	March 31, 2011
	(In thousands)
Accrued sales deduction	$2,459	$3,898
Payroll and bonus payables	5,330	5,193
Accrued selling and marketing expenses	1,309	1,486
Accrued advertising and promotion expenses	10,575	11,726
Accrued pre-maturity related research fund	960	1,174
Others	2,687	2,436
Total	$23,320	$25,913

9.	INCOME TAXES

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

10.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings (loss) per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended June 30,
	2011	2010
	(In thousands except for per share data)
Net income (loss) attributable to common stockholders	$(9,596)	$10,106
Basic weighted average common shares outstanding	57,301	54,037
Dilutive potential common shares from warrants	—	237
Diluted weighted average shares outstanding	57,301	54,274
Earnings (loss) per share-basic	$(0.17)	$0.19
Earnings (loss) per share-diluted	$(0.17)	$0.19

The Company granted The Royal Bank of Scotland N.V. (“RBS”) warrants to purchase 400,000 shares of common stock in connection with a loan we had with RBS in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for the fiscal quarter ended June 30, 2011 as they would be anti-dilutive.

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

	Three Months Ended June 30,
	2011	2010
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$40,163	$79,244
Baby food	65	82
Nutritional ingredients and supplements	453	—
All other	3,076	4,461
Net sales	$43,757	$83,787
INTERSEGMENT SALES
Powdered formula	$—	$—
Baby food	119	74
Nutritional ingredients and supplements	2,179	3,734
All other	516	472
Intersegment sales	$2,814	$4,280
GROSS PROFIT
Powdered formula	$16,936	$45,054
Baby food	(256)	(9)
Nutritional ingredients and supplements	(132)	—
All other	(469)	1,316
Gross profit	$16,079	$46,361
Selling and distribution expenses	12,461	12,626
Advertising and promotion expenses	7,008	10,002
General and administrative expenses	6,579	6,076
Impairment of goodwill	—	1,440
Other operating income, net	110	73
Income (loss) from operations	(9,859)	16,290
Interest expense	3,412	2,662
Interest income	311	108
Other income, net	465	167
Income (loss) before income tax expense (benefit)	$(12,495)	$13,903

	June 30, 2011	March 31, 2011
	(In thousands)
TOTAL ASSETS
Powdered formula	$406,647	$398,801
Baby food	27,677	26,991
Nutritional ingredients and supplements	30,633	32,637
All other	148,140	138,385
Intersegment elimination	(205,081)	(198,110)
Total	$408,016	$398,704

12.	CONTINGENCIES

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

13.	SUBSEQUENT EVENTS

There was no material event to be reported.

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering 30 provinces and provincial-level municipalities in China. As of June 30, 2011, this network comprised over 630 independent distributors and over 1,000 independent sub-distributors who sell our products in over 69,000 retail outlets.

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

Our Other business includes non-core businesses such as sales of milk powder, whey protein and raw milk to industrial customers.

In August 2010, there were several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China (the media reports, together with the reactions thereto, the “prematurity event”). In response to such media reports, the Ministry of Health (“MOH”) of China conducted tests on samples of our products and concluded that there was no link between our infant milk powder products and premature development in infants.

The following table shows our results as impacted by the prematurity event and our efforts to recover from it:

	Fiscal Year 2011				Fiscal Year 2012
	First	Second	Third	Fourth	First
	(in thousands)
Powdered formula segment
- Net sales	$79,244	$37,285	$20,722	$48,318	$40,163	*
- Gross profit	45,054	10,645	3,332	19,280	16,936
- Gross margin	56.9%	28.6%	16.1%	39.9%	42.2%

Overall
- Income (loss) from operations	16,290	(26,101)	(24,100)	(6,431)	(9,859)

* Excluding the net sales of $16.6 million discussed below which was recorded in July 2011.

Due to a delay in the shipment of high oil whey powder from our overseas supplier during the quarter ended June 30, 2011, we produced high oil whey powder at our Zhangjiakou plant to make up for the shortfall. However, we detected an excess amount of Enterobacter Sakazakii, a kind of bacteria, during our quality control procedures which prompted us to stop the production process and conduct a thorough cleaning of the production line. This cleaning process took time and caused the shipments of certain customer orders to be delayed until July. As a result, a portion of the sales that would have been recognized during the quarter were delayed to the next quarter and our results for the quarter ended June 30, 2011 were negatively impacted. Had the delayed shipments been made on time, we would have had an additional $16.6 million in net sales in the quarter. As the production at the Zhangjiakou plant has returned to normal and our overseas supplier makes its deliveries on time, we do not expect similar delays in shipments to customers to occur in future quarters.

In addition, we have significantly reduced our industrial milk powder sales, which was recorded in Other business, during the quarter ended June 30, 2011 to zero from $26.6 million in the prior quarter. As discussed in our prior filings, the sale of industrial milk powder is not part of our core business. Depending on our cash flow situation, we may adjust the amount of industrial milk powder imported and sold.

As a result of the delayed delivery discussed above, our net sales of powdered formula segment for the fiscal quarter ended June 30, 2011 decreased by 16.9% to $40.2 million from $48.3 million for the previous quarter. Our gross profit of the powdered formula segment for the fiscal quarter ended June 30, 2011 decreased by 12.2% to $16.9 million from $19.3 million for the previous quarter. Our net loss attributable to Synutra International, Inc. common stockholders for the fiscal quarter ended June 30, 2011 was $9.6 million, as compared to $8.5 million for the previous quarter.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of June 30, 2011, which was RMB6.4716 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On August 5, 2011, the mid rate was RMB 6.4451 to $1.00.

Critical Accounting Policies and Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended March 31, 2011 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

RESULTS OF OPERATIONS
Three months ended June 30, 2011 and 2010

Net Sales

Net sales for the fiscal quarter ended June 30, 2011 decreased by 47.8 % to $43.8 million from $83.8 million for the same period in the previous year. This decrease in net sales was mainly due to the decrease in net sales of the powdered formula segment, as the business was significantly and negatively affected by the prematurity event, and delayed delivery of certain powdered formula products discussed above.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, My Angel, Mingshan and Helanruniu brand names accounted for 91.8% of our total sales for the fiscal quarter ended June 30, 2011. Net sales of our powdered formula products for the fiscal quarter ended June 30, 2011 decreased by 49.3% to $40.2 million from $79.2 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products decreased by 46.0% to 4,513 tons for the fiscal quarter ended June 30, 2011 from 8,364 tons for the same period in the previous year, due primarily to the reduction in consumer demand caused by the prematurity event, and delayed delivery of certain powdered formula products discussed above.

•
The average selling price of our powdered formula products for the fiscal quarter ended June 30, 2011 decreased by 6.1% to $8,899 per ton from $9,474 per ton for the same period in the previous year. The decrease in average selling price is mainly due to the prematurity event. While we provided discounts to our distributors at a pre-event level, since our sales volume decreased after the event, it resulted in a reduction in the average selling price. As we recover from the prematurity event, the discounts have decreased as a percentage of sales, our average selling price has been improving and is returning to nearly the level before the prematurity event.

Baby food segment

Net sales of baby food segment for the fiscal quarter ended June 30, 2011 were $65,000, as compared to $82,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts during the quarter on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was $453,000 and nil for the fiscal quarter ended June 30, 2011 and 2010, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. The production plant was conducting procedures to improve its technology in the 2010 period, as a result, there was no sales in that period. There were also inter-segment sales of $2.2 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, as compared to $3.7 million for the same period in the previous year.

Other

Other sales for the fiscal quarter ended June 30, 2011 were $3.1 million, which mainly included sales of raw milk to industrial customers, as compared to $4.5 million for the same period in the previous year.

Cost of Sales

Cost of sales for the fiscal quarter ended June 30, 2011 decreased by 26.0% to $27.7 million from $37.4 million for the same period in the previous year. The decrease in the cost of sales is mainly led by the decrease sales of powdered formula products.

Powdered formula segment

Cost of sales for the powdered formula segment for the fiscal quarter ended June 30, 2011 decreased by 32.1% to $23.2 million from $34.2 million for the same period in the previous year. The decrease in the cost of sales is due primarily to the decrease in sales volume caused by the prematurity event and the delayed delivery of certain powdered formula products discussed above, even though the price of raw materials increased, which increased our cost of sales.

Baby food segment

Cost of sales for the baby food segment for the fiscal quarter ended June 30, 2011 was $321,000, as compared to $91,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales for the nutritional ingredients and supplements segment was $585,000 and nil for the fiscal quarter ended June 30, 2011 and 2010, respectively.

Other

Other cost of sales for the fiscal quarter ended June 30, 2011 was $3.5 million, which mainly included the cost of sales of raw milk to industrial customers, as compared to $3.1 million for the same period in the previous year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended June 30, 2011 decreased by 65.3% to $16.1 million from $46.4 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended June 30, 2011 decreased by 62.4% to $16.9 million from $45.1 million for the same period in the previous year.

Our overall gross margin decreased to 36.7% for the fiscal quarter ended June 30, 2011 from 55.3% for the same period in the previous year. Our gross margin for powdered formula segment was 42.2% for the fiscal quarter ended June 30, 2011, as compared to 56.9% for the same period in the previous year.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended June 30, 2011 decreased slightly to $12.5 million from $12.6 million for the same period in the previous year. The major portion of selling and distribution expenses is compensation expense for the sales staff, which does not fluctuate along with the net sales in the short term as we accrue bonus each quarter, and make payment at year end.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended June 30, 2011 decreased by 29.9% to $7.0 million from $10.0 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended June 30, 2011, which accounted for 32.6% of total advertising and promotion expenses, decreased by 59.8% to $2.3 million from $5.7 million for the same period in the previous year, as we reduced the expenditure on media advertising and refocused our efforts on training in-store promoters to generate more sales by making more home visits, more phone calls and conducting more educational programs. Promotion expenses for the fiscal quarter ended June 30, 2011, which accounted for 67.4% of total advertising and promotion expenses, increased by 9.4% to $4.7 million from $4.3 million for the same period in the previous year, which was mainly due to increased printing cost of brochures that we give our customers as free gifts while doing home visits or conducting educational program.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended June 30, 2011 increased by 8.3% to $6.6 million from $6.1 million for the same period in the previous year. The increase was mainly due to the increase in bad debt allowance.

Impairment of goodwill

No goodwill impairment occurred in the fiscal quarter ended June 30, 2011. Impairment of goodwill for the fiscal quarter ended June 30, 2010 was $1.4 million, which represented the difference between the estimated fair value and carrying value of goodwill generated in the acquisition of the baby food business.

Other Operating Income, Net

Other operating income for the fiscal quarter ended June 30, 2011 increased to $110,000 from $73,000 for the same period in the previous year. The income represented general purpose government subsidy from a local government.

Interest Expense

Interest expense for the fiscal quarter ended June 30, 2011 increased to $3.4 million from $2.7 million for the same period in the previous year. The increase was mainly due to the increase in weighted average interest rate of borrowings from PRC banks, as China’s central bank raised benchmark lending rates several times since October 2010.

Interest Income

Interest income for the fiscal quarter ended June 30, 2011 increased to $311,000 from $108,000 for the same period in the previous year. The increase was mainly due to the increase in restricted cash, which had a higher interest rate than cash and cash equivalent.

Other Income, Net

Other income for the fiscal quarter ended June 30, 2011 was $465,000, which was mainly due to Renminbi appreciating against the U.S. dollar. Other income for the fiscal quarter ended June 30, 2010 was $167,000. We purchase milk powder and whey protein from New Zealand and Europe, and these transactions were mostly dominated in U.S. dollars.

Income Tax Benefit

As a result of the loss generated, we recorded an income tax benefit of $3.0 million for the fiscal quarter ended June 30, 2011, as compared to income tax expense of $3.8 million for the same period in the previous year. Our effective tax rate decreased to 24.4% for the fiscal quarter ended June 30, 2011 from 27.3% for the same period in the previous year, which was mainly due to the valuation allowance for net operating loss carryforward of certain subsidiaries.

Net income (Loss) Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the fiscal quarter ended June 30, 2011 was $9.6 million, as compared to net income of $10.1 million for the same period in the previous year.

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

Our cash and cash equivalent decreased from $48.7 million as of March 31, 2011 to $27.5 million as of June 30, 2011. As we improve our financial performance and decrease operating cash outflow, we believe that our future cash and cash equivalent will be sufficient for our operating needs. Depending on our cash flow situation, we may adjust the amount of industrial milk powder imported and sold.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(8,089)	$(7,849)
Net cash used in investing activities	(16,851)	(2,719)
Net cash provided by financing activities	2,801	67,094
Effect of foreign currency translation on cash and cash equivalents	935	245
Net cash flow	$(21,204)	$56,771

Cash Flows from Operating Activities

Net cash used in operating activities was $8.1 million and $7.8 million for the fiscal quarter ended June 30, 2011 and 2010, respectively. Net cash used in operating activities for the fiscal quarter ended June 30, 2011 included net loss of $9.4 million, non-cash items not affecting cash flows of $4.9 million, and a $3.6 million increase in working capital. The changes in working capital for the fiscal quarter ended June 30, 2011, were primarily related to a $26.9 million increase in inventories, $16.7 million increase in prepaid expense and other current assets, and partially offset by $17.2 million decrease in accounts receivable, $10.0 million decrease in due from related parties, $7.0 million increase in accounts payable, and $6.7 million increase in advance from customers. We purchased more milk powder from Fonterra in March as the milk powder price was rising at that time, and the milk powder arrived in our Qingdao plant this quarter. The finished goods also increased, due to the delayed delivery discussed in the overview section. In the fiscal quarter ended June 30, 2011, we spent $65.7 million to purchase raw materials and other production materials, $11.6 million in staff compensation and social welfare, $7.6 million in other taxes, $20.0 million in selling and distribution, advertising and promotion, and general and administrative expenses, $3.3 million in interest payment, and received $100.0 million from our customers.

 Cash Flows from Investing Activities

Net cash used in investing activities was $16.9 million and $2.7 million for the fiscal quarter ended June 30, 2011 and 2010. Cash invested in purchases of property and equipment was $2.1 million and $0.3 million for the fiscal quarter ended June 30, 2011 and 2010, respectively. Cash outflow for restricted cash was $14.8 million and $7.3 million for the fiscal quarter ended June 30, 2011 and 2010, respectively. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings.

 Cash Flows from Financing Activities

Net cash provided by financing activities was $2.8 million and $67.1 million for the fiscal quarter ended June 30, 2011 and 2010. Cash provided by financing activities during the fiscal quarter ended June 30, 2011 was primarily related to the difference between the $115.4 million in short and long-term loans received from banks and the $112.6 million in short and long-term loans repaid to banks.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1. Financial Statements—Note 7.”

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular Disclosure of Contractual Obligations.”as presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Capital Expenditures

Our capital expenditures for the fiscal quarter ended June 30, 2011 was $2.1 million, as compared to $0.3 million for the same period in the previous year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk”, “Inflation”, “Interest Rate Risk”, “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2011.

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of June 30, 2011, the end of the period covered by this report, the Company was subject to  legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

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

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes to these risks and uncertainties during the fiscal quarter ended June 30, 2011.

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

SYNUTRA INTERNATIONAL, INC.

Date: August 9, 2011	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

	By:	/s/ Donghao Yang
		Name:	Donghao Yang
		Title:	Chief Financial Officer