Form 10-Q/A
period 2011-06-30
Synutra International, Inc.
filed 2011-08-12
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Synutra International, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)*
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets—June 30, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Operation—Three Months Ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss)—Three Months Ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Equity—Three Months Ended June 30, 2011 and 2010, (v) the Condensed Consolidated Statements of Cash Flows—Three Months Ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).**

*	Previously filed as an exhibit to Synutra International, Inc.’s Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011.
**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	August 12, 2011	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

		By:	/s/ Donghao Yang
			Name:	Donghao Yang
			Title:	Chief Financial Officer