Form 10-Q
period 2011-09-30
Synutra International, Inc.
filed 2011-11-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	unaudited	audited

	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$36,653	$48,741
Restricted cash	42,291	37,690
Accounts receivable, net of allowance of $12,147 and $8,779, respectively	41,216	46,021
Inventories	73,625	67,372
Due from related parties	7,451	13,708
Income tax receivable	230	259
Receivable from assets disposal	1,768	1,714
Prepaid expenses and other current assets	12,207	11,562
Deferred tax assets	21,642	20,922
Total current assets	237,083	247,989

Property, plant and equipment, net	113,887	109,811
Land use rights, net	6,213	6,096
Intangible assets, net	3,162	3,140
Restricted cash	20,819	—
Other assets	4,855	4,022
Deferred tax assets	28,446	27,646
TOTAL ASSETS	$414,465	$398,704
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$118,651	$124,281
Long-term debt due within one year	67,664	38,131
Accounts payable	52,635	52,923
Due to related parties	1,832	2,330
Advances from customers	4,785	4,890
Other current liabilities	25,563	25,913
Total current liabilities	271,130	248,468

Long-term debt	53,410	62,722
Deferred revenue	4,466	4,456
Capital lease obligations	5,700	5,540
Other long-term liabilities	1,675	1,592
Total liabilities	336,381	322,778
Equity:
Synutra International, Inc. stockholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at September 30, 2011 and March 31, 2011, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(89,428)	(88,357)
Accumulated other comprehensive income	31,130	28,204
Total Synutra common stockholders’ equity	77,148	75,293
Noncontrolling interest	936	633
Total equity	78,084	75,926
TOTAL LIABILITIES AND EQUITY	$414,465	$398,704

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except earnings per share)
Net sales	$99,053	$41,202	$142,810	$124,989
Cost of sales	57,054	32,306	84,732	69,732
Gross profit	41,999	8,896	58,078	55,257

Selling and distribution expenses	12,328	12,211	24,789	24,837
Advertising and promotion expenses	8,042	14,654	15,050	24,656
General and administrative expenses	6,672	8,370	13,251	14,446
Impairment of goodwill	—	—	—	1,440
Other operating income, net	70	238	180	311
Income (loss) from operations	15,027	(26,101)	5,168	(9,811)

Interest expense	3,872	2,113	7,284	4,775
Interest income	612	137	923	245
Other income, net	107	58	572	225
Income (loss) before income tax expense (benefit)	11,874	(28,019)	(621)	(14,116)

Income tax expense (benefit)	3,257	(6,797)	208	(3,002)
Net income (loss)	8,617	(21,222)	(829)	(11,114)

Net income (loss) attributable to the noncontrolling interest	92	(66)	242	(64)
Net income (loss) attributable to Synutra International, Inc. common stockholders	$8,525	$(21,156)	$(1,071)	$(11,050)

Earnings (loss) per share – basic	$0.15	$(0.37)	$(0.02)	$(0.20)
Earnings (loss) per share – diluted	$0.15	$(0.37)	$(0.02)	$(0.20)
Weighted average common shares outstanding – basic	57,301	57,301	57,301	55,651
Weighted average common shares outstanding – diluted	57,301	57,301	57,301	55,651

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$8,617	$(21,222)	$(829)	$(11,114)
Currency translation adjustments	1,784	1,627	2,938	2,206
Total comprehensive income (loss)	10,401	(19,595)	2,109	(8,908)
Less: Comprehensive income (loss) attributable to noncontrolling interest	99	(61)	254	(57)
Comprehensive income (loss) attributable to Synutra International, Inc. common stockholders	$10,302	$(19,534)	$1,855	$(8,851)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (unaudited)

	Synutra International, Inc. Common Stockholders
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
	(in thousands)
Balance, March 31, 2010	54,001	$5	$76,607	$(48,289)	$24,015	$593	$52,931
Net loss	—	—	—	(11,050)	—	(64)	(11,114)
Issuance of common stock	3,300	1	58,833	—	—	—	58,834
Currency translation adjustments	—	—	—	—	2,199	7	2,206
Other	—	—	—	—	—	80	80
Balance, September 30, 2010	57,301	$6	$135,440	$(59,339)	$26,214	$616	$102,937

Balance, March 31, 2011	57,301	$6	$135,440	$(88,357)	$28,204	$633	$75,926
Net income (loss)	—	—	—	(1,071)	—	242	(829)
Currency translation adjustments	—	—	—	—	2,926	12	2,938
Other	—	—	—	—	—	49	49
Balance, September 30, 2011	57,301	$6	$135,440	$(89,428)	$31,130	$936	$78,084

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended September 30,
	2011	2010
	(in thousands)
Operating activities:
Net loss	$(829)	$(11,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	—	175
Depreciation and amortization	5,708	5,051
Bad debt expense	4,741	1,900
Goodwill and intangible asset impairment	—	1,700
Loss (gain) on disposal of property, plant and equipment	73	(17)
Impairment loss from assets disposal	—	9
Deferred income tax	14	12
Other compensation expense	49	80
Changes in assets and liabilities:
Accounts receivable	1,624	(15,274)
Inventories	(4,340)	(14,270)
Due from related parties	5,421	(2,306)
Prepaid expenses and other current assets	(8,027)	(5,055)
Accounts payable	(882)	9,752
Due to related parties	1,166	745
Advances from customers	(196)	(412)
Income tax receivable	8	(3,174)
Income tax payable	—	(41)
Deferred revenue	(131)	—
Other liabilities	4,426	6,944
Net cash provided by (used in) operating activities	$8,825	$(25,295)

Investing activities:
Acquisition of property, plant and equipment	(6,742)	(1,473)
Change in restricted cash	(24,038)	7,085
Proceeds from assets disposal	—	3,361
Net cash provided by (used in) investing activities	$(30,780)	$8,973

Financing activities:
Proceeds from short-term debt	126,967	70,440
Repayment of short-term debt	(137,739)	(92,767)
Proceeds from long-term debt	53,601	57,385
Repayment of long-term debt	(34,499)	(67,339)
Payment on capital lease obligations	—	(7,505)
Proceeds from issuance of common stock	—	62,700
Issuance costs for common stock issuance	—	(3,866)
Net cash provided by financing activities	$8,330	$19,048

Effect of exchange rate changes on cash and cash equivalents	$1,537	$908

Net change in cash and cash equivalents	(12,088)	3,634
Cash and cash equivalents, beginning of year	$48,741	$48,693
Cash and cash equivalents, end of year	$36,653	$52,327

Supplemental cash flow information:
Interest paid	7,261	4,253
Income tax paid	81	168

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	(699)	394
Assets disposal by other receivable	—	5,386

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Directly or through its wholly owned subsidiary, Synutra International, Inc. (collectively with its subsidiaries, the “Company” or “Synutra”) owns all or majority of the equity interests of the entities in the People’s Republic of China (“China” or “PRC”) that are principally engaged in the production, marketing and distribution of dairy based nutritional products under the Company’s own brands in China. The Company produces, markets and sells nutritional products under the “Shengyuan” or “Synutra” name, together with other complementary brands. The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products, such as adult powdered milk formula and prepared baby food, and certain nutritional ingredients and supplements.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. In August 2010, there were several media reports alleging the Company’s infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China (“prematurity event”). Although the Ministry of Health (“MOH”) of China conducted tests on samples of the Company’s products and concluded that there was no link between the infant milk powder products and premature development in infants, the Company’s business was significantly impacted. As a result, the Company experienced a net loss and negative cash flows from operations in the year ended March 31, 2011. The Company initiated a series of marketing strategies to emphasize close communication with the end customers after the prematurity event. As a result of the Company’s effort, sales order amounts have been increasing quarter by quarter, the Company has returned to profitability and has positive operating cash flow for the fiscal quarter ended September 30, 2011. Considering these facts, the Company regards the going concern assumption as appropriate. The Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011 the FASB issued ASU 2011-05, “Comprehensive Income” (Topic 220). Under the revised guidelines, entities are permitted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance, which is to be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In September 2011 the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

4.	INVENTORIES

The Company’s inventories at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30, 2011	March 31, 2011
	(In thousands)
Raw materials	$51,339	$52,817
Work-in-progress	5,392	4,262
Finished goods	16,894	10,293
Total	$73,625	$67,372

 The value of goods-in-transit included in raw materials was $16.5 million and $26.4 million as of September 30, 2011 and March 31, 2011, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

5.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	September 30, 2011	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,857	$1,800
Beijing Honnete Dairy Co., Ltd.	1,252	7,419
St. Angel (Beijing) Business Service Co. Ltd.	4,342	528
Beijing Dongan Hengxin Property Development Co., Ltd.	—	3,961
Total	$7,451	$13,708

As discussed in note 5B, St. Angel (Beijing) Business Service Co., Ltd. makes all purchases directly from the Company since September 2011, which led to the increase in the amount due from St. Angel (Beijing) Business Service Co., Ltd.

b.	Due to related parties

	September 30, 2011	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,271	$1,639
Beijing Honnete Dairy Co., Ltd.	508	534
Beijing St. Angel Cultural Communication Co., Ltd.	53	157
Total	$1,832	$2,330

The Company had certain related party borrowings which were recorded in short-term and long-term debt. See Note 8. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the three and six months ended September 30, 2011, the Company’s sales to the related parties included whey protein to Beijing Honnete Dairy Co., Ltd. and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd. In the three and six months ended September 30, 2010, the Company’s sales to the related parties included milk powder and whey protein to Beijing Honnete Dairy Co., Ltd., milk powder to Beijing Kelqin Dairy Co., Ltd., and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$711	$262	$1,079	$434
Beijing Kelqin Dairy Co., Ltd.	—	23	—	23
St. Angel (Beijing) Business Service Co., Ltd.	2,578	290	2,624	440
Total	$3,289	$575	$3,703	$897

Before September 2011, St. Angel (Beijing) Business Service Co., Ltd. also acted as a sub-distributor of the Company's products. Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were $3.5 million and $6.5 million for the fiscal quarter ended September 30, 2011 and 2010, respectively, which were not included in the above table. From September 2011, St. Angel (Beijing) Business Service Co., Ltd. began to make all the purchases directly from the Company, and no longer purchases through distributors.

C.	Purchases from related parties

In the three and six months ended September 30, 2010, the Company’s purchases from related parties included marketing video from St. Angel Cultural Communication, which engages in television designing and programming. In the three and six months ended September 30, 2011, there is no related party purchasing.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Beijing St. Angel Cultural Communication Co. Ltd.	$—	$—	$—	$52

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2011	March 31, 2011
	(In thousands)
Prepaid expense	$3,910	$3,573
Prepaid other taxes	6,170	6,781
Advance to suppliers	654	396
Other	1,473	812
Total	$12,207	$11,562

7.	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2011	March 31, 2011
	(In thousands)
Property, plant and equipment, cost:
Capital lease of building	$5,740	$5,563
Buildings	54,781	52,686
Plant and machinery	80,394	78,015
Office equipment and furnishings	3,809	3,431
Motor vehicles	2,694	2,606
Others	506	437
Total cost	$147,924	$142,738
Less: Accumulated depreciation:
Capital lease of building	454	371
Buildings	10,559	8,947
Plant and machinery	29,226	25,070
Office equipment and furnishings	2,489	2,139
Motor vehicles	1,699	1,472
Others	402	371
Total accumulated depreciation	44,829	38,370
Construction in progress	10,792	5,443
Property, plant and equipment, net	$113,887	$109,811

Construction in progress mainly represents manufacturing equipment and facilities, leasehold improvements, and milk collection station.

The Company recorded depreciation expense of $2.9 million and $2.5 million for the fiscal quarters ended September 30, 2011 and 2010, and $5.7 million and $5.0 million for the six months ended September 30, 2011 and 2010, respectively.

8.	DEBT

As of September 30, 2011 and March 31, 2011, the Company had short-term debt from PRC banks in the amount of $117.9 million and $124.3 million, respectively.  The maturity dates of the short-term debt outstanding range from October 2011 to August 2012. The weighted average interest rate on short-term debt from banks outstanding at September 30, 2011 and March 31, 2011was 6.3% and 5.0%, respectively. The short-term debt from banks at September 30, 2011 and March 31, 2011 were secured by the pledge of certain fixed assets held by the Company of $23.9 million and $24.4 million, respectively; the pledge of the Company’s land use right of $0.8 million and $0.8 million, respectively; and the pledge of cash deposits of $25.2 million and $16.8 million, respectively.

On August 16, 2011, Hua Xia Bank Qingdao Jiaonan Branch provided a one year term loan, or the Hua Xia Loan, to Shengyuan Nutritional Food Co. Ltd., a subsidiary of the Company, in the amount of $9.4 million. The Hua Xia Loan bears interest of 6.9%. The loan agreement for the Hua Xia Loan contains certain financial covenants, including a requirement to maintain specified asset-liability ratio for Shengyuan Nutritional Food Co., Ltd. The Company performed an analysis of the ratio and found that the Company was not able to meet the requirements. On November 1, 2011, the Company obtained a waiver from Hua Xia Bank Qingdao Jiaonan Branch for prior breaches of the loan covenant. Additionally, the loan agreement has been amended to remove the loan covenant.

As of September 30, 2011 and March 31, 2011, the Company had long-term debt, including current portion, from banks in the amount of $116.1 million and $96.1 million, respectively. The maturity dates of the long-term debt outstanding range from November 2011 to September 2013. The weighted average interest rate of outstanding long-term debt at September 30, 2011 and March 31, 2011was 6.2% and 6.0%, respectively. The indebtedness at September 30, 2011 and March 31, 2011 was secured by the pledge of certain fixed assets of $8.1 million and $8.0 million, respectively; the pledge of land use right of $1.9 million and $1.9 million, respectively; and the pledge of cash deposits of $20.8 million and nil, respectively.

As of September 30, 2011, the Company had short-term loan from a related party of $787,000, and long-term loan from a related party of $5.0 million. The short-term loan is interest free and has no definite repayment term. The long-term loan includes principal of $3.9 million and accumulated interest of $1.1 million. The maturity date of the long-term related party loan is in November 2013, and is extendable on the same terms upon maturity as agreed by both parties. The interest rate of the long-term loan at September 30, 2011 and March 31, 2011 was both 10.0%. The interest expense of related party loans for the fiscal quarters ended September 30, 2011 and 2010 were both $97,000, and for six months ended September 30, 2011 and 2010 were both $193,000. By request from a related party, the lender, to make early repayment of $1.0 million long-term loan, the Company held a provisional board of director meeting on October 1, 2011 and the board of directors approved the early repayment.  On October 4, 2011, the Company paid out $1.0 million to the related party and the related party long-term loan balance decreased to $4.0 million thereafter. The related party loan balance was $4.8 million as of March 31, 2011.

9.	OTHER CURRENT LIABILITIES

	September 30, 2011	March 31, 2011
	(In thousands)
Accrued sales deduction	$2,178	$3,898
Payroll and bonus payables	5,945	4,907
Accrued selling and marketing expenses	1,716	1,486
Accrued advertising and promotion expenses	11,096	11,726
Accrued rental fee	1,362	943
Accrued pre-maturity related research fund	977	1,174
Others	2,289	1,779
Total	$25,563	$25,913

10.	INCOME TAXES

 The effective tax rate is based on expected income (loss), statutory tax rates and incentives available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision (benefit) in accordance with the ASC No. 740-270, “Income tax – Interim reporting”. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.

11.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings (loss) per share, the Company used the following weighted average common shares outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss) attributable to common stockholders	$8,525	$(21,156)	$(1,071)	$(11,050)
Basic weighted average common shares outstanding	57,301	57,301	57,301	55,651
Dilutive potential common shares	—	—	—	—
Diluted weighted average shares outstanding	57,301	57,301	57,301	55,651
Earnings (loss) per share-basic	$0.15	$(0.37)	$(0.02)	$(0.20)
Earnings (loss) per share-diluted	$0.15	$(0.37)	$(0.02)	$(0.20)

The Company granted The Royal Bank of Scotland N.V. (“RBS”) warrants to purchase 400,000 shares of common stock in connection with a loan we had with RBS in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2011 and 2010 as they would be anti-dilutive.

12.	SEGMENT REPORTING

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$79,109	$37,285	$119,272	$116,529
Baby food	108	115	173	197
Nutritional ingredients and supplements	160	867	613	867
All other	19,676	2,935	22,752	7,396
Net sales	$99,053	$41,202	$142,810	$124,989
INTERSEGMENT SALES
Powdered formula	$—	$—	$—	$—
Baby food	61	97	180	171
Nutritional ingredients and supplements	2,761	1,707	4,940	5,441
All other	623	419	1,139	891
Intersegment sales	$3,445	$2,223	$6,259	$6,503
GROSS PROFIT
Powdered formula	$38,845	$10,645	$55,781	$55,699
Baby food	(436)	(203)	(692)	(212)
Nutritional ingredients and supplements	(624)	(729)	(756)	(729)
All other	4,214	(817)	3,745	499
Gross profit	$41,999	$8,896	$58,078	$55,257
Selling and distribution expenses	12,328	12,211	24,789	24,837
Advertising and promotion expenses	8,042	14,654	15,050	24,656
General and administrative expenses	6,672	8,370	13,251	14,446
Impairment of goodwill	—	—	—	1,440
Other operating income, net	70	238	180	311
Income (loss) from operations	15,027	(26,101)	5,168	(9,811)
Interest expense	3,872	2,113	7,284	4,775
Interest income	612	137	923	245
Other income (expense), net	107	58	572	225
Income (loss) before income tax expense (benefit)	$11,874	$(28,019)	$(621)	$(14,116)

	September 30, 2011	March 31, 2011
	(In thousands)
TOTAL ASSETS
Powdered formula	$400,669	$398,801
Baby food	27,561	26,991
Nutritional ingredients and supplements	30,825	32,637
All other	148,985	138,385
Intersegment elimination	(193,575)	(198,110)
Total	$414,465	$398,704

13.	CONTINGENCIES

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

14.	SUBSEQUENT EVENTS

By request from a related party, the lender, to make early repayment of $1.0 million long-term loan, the Company held a provisional board of director meeting on October 1, 2011 and the board of directors approved the early repayment.  On October 4, 2011, the Company paid out $1.0 million to the related party and the related party long-term loan balance decreased to $4.0 million thereafter.

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of September 30, 2011, this network comprised over 670 independent distributors and over 900 independent sub-distributors who sell our products in over 72,000 retail outlets.

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

The following table shows our results as impacted by the prematurity event and our efforts to recover from it:

	Fiscal Year 2011				Fiscal Year 2012
	Q1	Q2	Q3	Q4	Q1		Q2
Powdered formula segment	(in thousands)
- Net sales	$79,244	$37,285	$20,722	$48,318	$40,163	*	$79,109	#
- Gross profit	45,054	10,645	3,332	19,280	16,936		38,845
- Gross margin	56.9%	28.6%	16.1%	39.9%	42.2%		49.1%

Overall
- Income (loss) from operations	16,290	(26,101)	(24,100)	(6,431)	(9,859)		15,027

* Excluding the net sales of $16.6 million for the delayed shipment which was recorded in July 2011 as discussed below.
# Including the above net sales of $16.6 million reported this quarter for delayed shipment from the prior period. The gross profit amount of the delayed shipment would have been approximately $9 million.

Our net sales of powdered formula segment for the fiscal quarter ended September 30, 2011 was $79.1 million, compared to $40.2 million for the previous quarter. Our gross profit of the powdered formula segment for the fiscal quarter ended September 30, 2011 was $38.8 million, compared to $16.9 million for the previous quarter. Our net income attributable to Synutra International, Inc. common stockholders for the fiscal quarter ended September 30, 2011 was $8.5 million, compared to a net loss of $9.6 million for the previous quarter.

Due to a delay in the shipment of high oil whey powder from our overseas supplier during the quarter ended June 30, 2011, we produced high oil whey powder at our Zhangjiakou plant to make up for the shortfall. However, we detected an excess amount of Enterobacter Sakazakii, a kind of bacteria, during our quality control procedures which prompted us to stop the production process and conduct a thorough cleaning of the production line. This cleaning process took time and caused the shipments of certain customer orders to be delayed until July. As a result, a portion of the sales that would have been recognized during the June quarter were delayed to the September quarter. Had the delayed shipments been made on time, we would have had an additional $16.6 million in net sales in the June quarter. Excluding the impact of the delayed shipment, our net sales of powdered formula segment would have been $56.8 million in the fiscal quarter ended June 30, 2011 and our net sales for the fiscal quarter ended September 30, 2011 would have been $62.5 million, representing steady sequential improvements. Had the sales been recognized in the previous quarter, we estimate that the net loss attributable to Synutra International, Inc. common stockholders in the fiscal quarter ended June 30, 2011 would have been approximately $3 million as compared to the $9.6 million reported in our First Quarter 10-Q. We estimate that the net income for the fiscal quarter ended September 30, 2011 would have been approximately $2 million as compared to the $8.5 million reported. We do not expect similar shipment delays to occur in our normal course of business operation in the following reporting periods.

In addition, we recorded imported whole milk powder sales of $16.0 million in other business during the quarter ended September 30, 2011, comparing to none in the prior quarter. As discussed in our prior filings, the sale of imported whole milk powder is not part of our core business. Depending on our cash flow situation, we adjust the amount of whole milk powder imported and sold from time to time.

In the quarter ended September 30, 2011, we continued to focus on enhancing the effectiveness of our sales network, and emphasizing close communications with our end customers. Starting with outreach and educational efforts at hospitals and healthcare organizations, our sample products are introduced to potential customers by knowledgeable healthcare professionals. We collect customer information in the process and our customer care center makes telephone calls to follow up with new mothers and inquire on their product trial experience. This integrated marketing method is unique in the industry and has successfully expanded our customer base. We rely less on television advertising than our multinational competitors as we find it relatively less effective. Instead, we implemented marketing strategies which involve face to face meetings with end customers, starting at hospitals and healthcare facilities, conducting retail site demonstrations, organizing local promotional events, and sponsoring community projects. We believe these close contacts with end customers will form a sound basis for our recovery and growth.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of September 30, 2011, which was RMB 6.3549 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On November 4, 2011, the mid rate was RMB 6.3165 to $1.00.

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

Until August 2011, we recognized revenue consistently based on the terms and conditions described in the distributor agreements and described in our Annual Report on Form 10-K for the year ended March 31, 2011 under the Revenue section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. Revenue was recognized when title and risk and rewards for the products are transferred to the distributor, price was fixed and determinable and collectability was reasonably assured. Under the distributor arrangement, evidenced by purchase order together with advance payment, sales revenue was realized and earned upon acceptance of delivery of products by the distributors.

In August 2011, we amended our distribution agreement with a significant distributor, which provided that the title of the goods is not provided to the distributor until cash is received. Revenue is now recognized when cash is received from the distributor for sales in which (i) there is evidence of an arrangement, (ii) delivery has occurred, (iii) pricing is determinable, and (iv) collection is made. Inventory held on consignment by the distributor is now included in our inventory.

RESULTS OF OPERATIONS
Three months ended September 30, 2011 and 2010

Net Sales

Net sales for the fiscal quarter ended September 30, 2011 was $99.1 million compared to $41.2 million for the same period in the previous year. This increase in net sales was mainly due to the increase in net sales of the powdered formula segment, as the business was recovering steadily, and delayed delivery of certain powdered formula products from prior fiscal quarter to this fiscal quarter.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, My Angel, Mingshan and Helanruniu brand names accounted for 79.9% of our total sales for the fiscal quarter ended September 30, 2011. Net sales of our powdered formula products for the fiscal quarter ended September 30, 2011 was $79.1 million, compared to $37.3 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products increased to 8,115 tons for the fiscal quarter ended September 30, 2011 from 6,443 tons for the same period in the previous year, due primarily to the recovery from the prematurity event, and delayed delivery of certain powdered formula products from prior fiscal quarter to this fiscal quarter.

•
The average selling price of our powdered formula products for the fiscal quarter ended September 30, 2011 was $9,748 per ton, compared to $5,787 per ton for the same period in the previous year. The increase in average selling price is mainly due to our recovery from the prematurity event. We provided discounts to our distributors at a fixed level. Since our sales volume increased along with our recovery and the discounts have decreased as a percentage of sales, our average selling price has been improving and has returned to the level before the prematurity event.

Baby food segment

Net sales of baby food segment for the fiscal quarter ended September 30, 2011 were $108,000, compared to $115,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts during the quarter on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was $160,000 and $867,000 for the fiscal quarter ended September 30, 2011 and 2010, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $2.8 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, compared to $1.7 million for the same period in the previous year.

Other

Other sales for the fiscal quarter ended September 30, 2011 were $19.7 million, which mainly included sales of whole milk powder imported from New Zealand of $16.0 million, compared to $2.9 million for the same period in the previous year.

Cost of Sales

Cost of sales for the fiscal quarter ended September 30, 2011 was $57.1 million, compared to $32.3 million for the same period in the previous year. The increase in the cost of sales is mainly due to the increased sales of powdered formula products.

Powdered formula segment

Cost of sales for the powdered formula segment for the fiscal quarter ended September 30, 2011 was $40.3 million, compared to $26.6 million for the same period in the previous year. The increase in the cost of sales is due to the increase in sales volume as we are recovering from the prematurity event and the delayed delivery of certain powdered formula products from prior fiscal quarter to this fiscal quarter, and the price of raw materials increased, which increased our cost of sales.

Baby food segment

Cost of sales for the baby food segment for the fiscal quarter ended September 30, 2011 was $544,000, compared to $318,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales for the nutritional ingredients and supplements segment was $784,000 and $1.6 million for the fiscal quarter ended September 30, 2011 and 2010, respectively.

Other

Other cost of sales for the fiscal quarter ended September 30, 2011 was $15.5 million, which mainly included the cost of sales of whole milk powder imported from New Zealand of $14.9 million, compared to $3.8 million for the same period in the previous year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended September 30, 2011 was $42.0 million, compared to $8.9 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended September 30, 2011 was $38.8 million, compared to $10.6 million for the same period in the previous year.

Our overall gross margin increased to 42.4% for the fiscal quarter ended September 30, 2011 from 21.6% for the same period in the previous year. Our gross margin for powdered formula segment was 49.1% for the fiscal quarter ended September 30, 2011, compared to 28.6% for the same period in the previous year.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended September 30, 2011 increased slightly to $12.3 million from $12.2 million for the same period in the previous year. The major portion of selling and distribution expenses are compensation expense, freight charges, and travelling expense.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended September 30, 2011 was $8.0 million, compared to $14.7 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended September 30, 2011 were $3.2 million, compared to $8.2 million for the same period in the previous year, as we spent significantly on media advertising immediately after the prematurity event to advocate our position. Promotion expenses for the fiscal quarter ended September 30, 2011 were $4.9 million, compared to $6.4 million for the same period in the previous year, which was mainly due to the decreased spending in free gifts provided to end customers.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended September 30, 2011 was $6.7 million, compared to $8.4 million for the same period in the previous year. The decrease was mainly due to the prematurity related research fund accrual of $1.5 million in the same period in the previous year.

Other Operating Income, Net

Other operating income for the fiscal quarter ended September 30, 2011 was $70,000, compared to $238,000 for the same period in the previous year. The income represented general purpose subsidy from a local government agent.

Interest Expense

Interest expense for the fiscal quarter ended September 30, 2011 increased to $3.9 million from $2.1 million for the same period in the previous year. The increase was mainly due to the increase in loan balance, and the increase in weighted average interest rate of borrowings from PRC banks, as China’s central bank raised benchmark lending rates several times since October 2010.

Interest Income

Interest income for the fiscal quarter ended September 30, 2011 was $612,000, compared to $137,000 for the same period in the previous year. The increase is mainly due to the increased restricted cash balance, which earns a higher interest rate than cash and cash equivalents.

Other Income (Expense), Net

Other income for the fiscal quarter ended September 30, 2011 was $107,000, which was mainly due to Renminbi appreciating against the U.S. dollar. Other income for the fiscal quarter ended September 30, 2010 was $58,000. We purchase milk powder and whey protein from New Zealand and Europe, and these transactions were denominated in U.S. dollars.

Income Tax Expense

As a result of the income generated, we recorded an income tax expense of $3.3 million for the fiscal quarter ended September 30, 2011, compared to income tax benefit of $6.8 million for the same period in the previous year.

Net income (Loss) Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net income attributable to Synutra International, Inc. for the fiscal quarter ended September 30, 2011 was $8.5 million, compared to net loss of $21.2 million for the same period in the previous year.

Six months ended September 30, 2011 and 2010

Net Sales

Net sales for the six months ended September 30, 2011 was $142.8 million, compared to $125.0 million for the same period in the previous year. This increase in net sales was mainly due to the increases in industrial milk powder sales and in powdered milk formula sales.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under our Super, U-Smart, My Angel, Mingshan and Helanruniu brand names accounted for 83.5% of our total sales for the six months ended September 30, 2011. Net sales of our powdered formula products for the six months ended September 30, 2011 was $119.3 million, compared to $116.5 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products was 12,628 tons for the six months ended September 30, 2011, compared to 14,807 tons for the same period in the previous year, due primarily to the lingering impact from the prematurity event, mostly from the first quarter of fiscal year 2012.

•
The average selling price of our powdered formula products for the six months ended September 30, 2011 was $9,445 per ton from $7,870 per ton for the same period in the previous year. The increase in average selling price is mainly due to our recovery from the prematurity event. We provided discounts to our distributors at a fixed level. Since our sales volume increased along with our recovery and the discounts have decreased as a percentage of sales, our average selling price has been improving and has returned to the level before the prematurity event.

Baby food segment

Net sales of baby food segment for the six months ended September 30, 2011 were $173,000, compared to $197,000 for the same period in the previous year. The products in this segment comprised mainly of prepared baby food, such as cooked meat and vegetables. Because of the prematurity event, we focused our efforts during the six months on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was $613,000 and $867,000 for the six months ended September 30, 2011 and 2010, respectively. The products in this segment comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $4.9 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, compared to $5.4 million for the same period in the previous year.

Other

Other sales for the six months ended September 30, 2011 were $22.8 million which mainly included sales of whole milk powder imported from New Zealand of $16.0 million, compared to $7.4 million for the same period in the previous year.

Cost of Sales

Cost of sales for the six months ended September 30, 2011 was $84.7 million, compared to $69.7 million for the same period in the previous year. The increase in the cost of sales is mainly due to the sales of industrial milk powder.

Powdered formula segment

Cost of sales for the powdered formula segment for the six months ended September 30, 2011 was $63.5 million, compared to $60.8 million for the same period in the previous year. The increase in the cost of sales is due primarily to the increase in the price of raw materials.

Baby food segment

Cost of sales for the baby food segment for the six months ended September 30, 2011 was $865,000, compared to $409,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales for the nutritional ingredients and supplements segment was $1.4 million and $1.6 million for the six months ended September 30, 2011 and 2010, respectively.

Other

Other cost of sales for the six months ended September 30, 2011 was $19.0 million which mainly included the cost of sales of whole milk powder imported from New Zealand of $14.9 million, compared to $6.9 million for the same period in the previous year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the six months ended September 30, 2011 was $58.1 million, compared to $55.3 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended September 30, 2011 was $55.8 million, compared to $55.7 million for the same period in the previous year.

Our overall gross margin was 40.7% for the six months ended September 30, 2011, compared to 44.2% for the same period in the previous year. Our gross margin for powdered formula segment was 46.8% for the fiscal quarter ended September 30, 2011, compared to 47.8% for the same period in the previous year.

Selling and Distribution Expenses

Selling and distribution expenses for both the six months ended September 30, 2011and 2010 was $24.8 million. The major portion of the selling and distribution expenses are compensation expense, freight charges, and travelling expense..

Advertising and Promotion Expenses

Advertising and promotion expenses for the six months ended September 30, 2011 was $15.1 million, compared to $24.7 million for the same period in the previous year. Advertising expenses for the six months ended September 30, 2011 decreased to $5.5 million from $13.9 million for the same period in the previous year, as we spent significantly on media advertising immediately after the prematurity event to advocate our position. Promotion expenses for the six months ended September 30, 2011 was $9.6 million from $10.7 million for the same period in the previous year, which was mainly due to the decreased spending in free gifts provided to end customers.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2011 was $13.3 million, compared to $14.4 million for the same period in the previous year. The decrease was mainly due to the prematurity related research fund accrual of $1.5 million in the same period in the previous year.

Impairment of goodwill

No goodwill impairment occurred in the six months ended September 30, 2011. Impairment of goodwill for the six months ended September 30, 2010 was $1.4 million, which represented the difference between the estimated fair value and carrying value of goodwill generated in the acquisition of the baby food business.

Other Operating Income, Net

Other operating income for the six months ended September 30, 2011 was $180,000, compared to $311,000 for the same period in the previous year. The income represented general purpose subsidy from a local government agent.

Interest Expense

Interest expense for the six months ended September 30, 2011 increased to $7.3 million from $4.8 million for the same period in the previous year. The increase was mainly due to the increase in loan balance, and the increase in weighted average interest rate of borrowings from PRC banks, as China’s central bank raised benchmark lending rates several times since October 2010.

Interest Income

Interest income for the six months ended September 30, 2011 was $923,000, compared to $245,000 for the same period in the previous year. The increase is mainly due to the increased restricted cash balance, which has higher interest rate than cash and cash equivalent.

Other Income (Expense), Net

Other income for the six months ended September 30, 2011 was $572,000, which was mainly due to Renminbi appreciating against the U.S. dollar. Other income for the six months ended September 30, 2010 was $225,000. We purchase milk powder and whey protein from New Zealand and Europe, and these transactions were denominated in U.S. dollars.

Income Tax Benefit

As a result of the income generated, we recorded an income tax expense of $208,000 for the six months ended September 30, 2011, compared to income tax benefit of $3.0 million for the same period in the previous year. Our effective tax rate was negative 33.5% for the six months ended September 30, 2011 compared to 21.3% for the same period in the previous year, which was mainly due to the reversal of our U.S. subsidiary’s impairment of deferred tax assets resulting from its expected whole year profit.

Net income (Loss) Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net loss attributable to Synutra International, Inc. for the six months ended September 30, 2011 was $1.1 million, compared to net loss of $11.1 million for the same period in the previous year.

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

Our cash and cash equivalent decreased from $48.7 million as of March 31, 2011 to $36.7 million as of September 30, 2011. As we improve our financial performance, we believe that our future cash and cash equivalent will be sufficient for our operating needs. Depending on our cash flow situation, we may from time to time adjust the amount of industrial milk powder imported and sold.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Six Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$8,825	$(25,295)
Net cash provided by (used in) investing activities	(30,780)	8,973
Net cash provided by financing activities	8,330	19,048
Effect of foreign currency translation on cash and cash equivalents	1,537	908
Net cash flow	$(12,088)	$3,634

Cash Flows from Operating Activities

Net cash provided by operating activities was $8.8 million for the six months ended September 30, 2011, compared to net cash used in operating activities of $25.3 million for the six months ended September 30, 2010. Net cash provided by operating activities for the six months ended September 30, 2011 included net loss of $829,000, non-cash items not affecting cash flows of $10.6 million, and a $0.9 million increase in working capital. In the six months ended September 30, 2011, we spent $132.8 million to purchase raw materials and other production materials, $22.1 million in staff compensation and social welfare, $9.5 million in other taxes, $24.1 million in selling and distribution, advertising and promotion, and general and administrative expenses, $7.3 million in interest payment, and received $204.7 million from our customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $30.8 million for the six months ended September 30, 2011, compared to net cash provided by investing activities of $9.0 million for the six months ended September 30, 2010. Cash invested in purchases of property and equipment was $6.7 million and $1.5 million for the six months ended September 30, 2011 and 2010, respectively. Cash outflow for restricted cash was $24.0 million for the six months ended September 30, 2011, compared to cash inflow of $7.1 million for the comparing period. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings.

 Cash Flows from Financing Activities

Net cash provided by financing activities was $8.3 million and $19.0 million for the six months ended September 30, 2011 and 2010. Cash provided by financing activities during the six months ended September 30, 2011 was primarily related to the difference between the $180.6 million in short and long-term loans received from banks and the $172.2 million in short and long-term loans repaid to banks.

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

Capital Expenditures

Our capital expenditures for the six months ended September 30, 2011 was $6.7 million, compared to $1.5 million for the same period in the previous year.

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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of September 30, 2011, the end of the period covered by this report, the Company was subject to  legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

On March 29, 2010, U.S. District Judge Deborah Chasanow for the District of Maryland ordered the dismissal of a complaint filed January 15, 2009 on behalf of 54 Chinese families alleged to be affected by melamine contamination, against Synutra International, Inc. and Synutra Inc. (Jiali Tang, et al vs. Synutra International, Inc., et al.), alleging negligent or intentional infliction of personal injury, negligent or intentional infliction of emotional distress, battery, breach of warranty, fraudulent or negligent misrepresentation, seeking compensation for punitive damages in the amount of US$500 million, together with any compensatory damages. In an opinion issued the same date of the order above, the court sided with the Company’s positions and granted the motion to dismiss on the grounds of forum non conveniens. The court also granted the motion to file under seal a response to a Notice of Recent Development filed by the Plaintiffs. In considering the motion to dismiss on the grounds of forum non conveniens, the court examined both the availability and adequacy of the alternative forum in China as well as how public and private interests favor the choice of forum. In addition, taking into account that an “alternative compensation plan is undisputedly available to Plaintiffs,” the court ruled that “a conditional dismissal will not be employed to protect the Plaintiffs’ rights to pursue a judicial remedy in the alternative forum.” On June 28, 2010, the plaintiffs filed an opening brief of appeal of the dismissal order.  In response, the Company filed an opposing brief on July 28, 2010 with the court of appeals. The plaintiffs’ reply brief was filed on August 16, 2010. On September 6, 2011, the Fourth Circuit affirmed the dismissal of the complaint on the grounds of forum non conveniens, which represents an end of the complaint.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes to these risks and uncertainties during the fiscal quarter ended September 30, 2011.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets—September 30, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Operation—Three Months and Six Months Ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income(Loss)—Three Months and Six Months Ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Equity—Six Months Ended September 30, 2011 and 2010, (v) the Condensed Consolidated Statements of Cash Flows—Six Months Ended September 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).*

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: November 9, 2011	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

	By:	/s/ Weiguo Zhang
		Name:	Weiguo Zhang
		Title:	Interim Chief Financial Officer and President