Form 10-Q
period 2011-12-31
Synutra International, Inc.
filed 2012-02-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 9, 2012, there were 57,300,713 shares of the registrant’s common stock outstanding.

Page

PART I

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	unaudited	audited

	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$45,776	$48,741
Restricted cash	28,531	37,690
Accounts receivable, net of allowance of $13,192 and $8,779, respectively	55,264	46,021
Inventories	54,372	67,372
Due from related parties	8,663	13,708
Income tax receivable	269	259
Receivable from assets disposal	1,378	1,714
Prepaid expenses and other current assets	16,195	11,562
Deferred tax assets	14,638	20,922
Total current assets	225,086	247,989

Property, plant and equipment, net	118,298	109,811
Land use rights, net	9,561	6,096
Intangible assets, net	3,168	3,140
Restricted cash	20,997	—
Other assets	1,303	4,022
Deferred tax assets	28,667	27,646
TOTAL ASSETS	$407,080	$398,704
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$94,165	$124,281
Long-term debt due within one year	58,404	38,131
Accounts payable	54,586	52,923
Due to related parties	1,675	2,330
Advances from customers	6,366	4,890
Other current liabilities	34,627	25,913
Total current liabilities	249,823	248,468

Long-term debt	55,739	62,722
Deferred revenue	4,438	4,456
Capital lease obligations	5,741	5,540
Other long-term liabilities	1,855	1,592
Total liabilities	317,596	322,778
Equity:
Synutra International, Inc. stockholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at December 31, 2011 and March 31, 2011, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(79,142)	(88,357)
Accumulated other comprehensive income	32,088	28,204
Total Synutra common stockholders’ equity	88,392	75,293
Noncontrolling interest	1,092	633
Total equity	89,484	75,926
TOTAL LIABILITIES AND EQUITY	$407,080	$398,704

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands, except earnings per share)
Net sales	$114,362	$44,233	$257,172	$169,222
Cost of sales	67,078	39,211	151,810	108,943
Gross profit	47,284	5,022	105,362	60,279

Selling and distribution expenses	12,619	12,714	37,408	37,551
Advertising and promotion expenses	7,588	10,451	22,638	35,107
General and administrative expenses	7,365	6,130	20,616	20,576
Impairment of goodwill	—	—	—	1,440
Other operating income, net	1,721	173	1,901	484
Income (loss) from operations	21,433	(24,100)	26,601	(33,911)

Interest expense	3,841	2,626	11,125	7,401
Interest income	481	187	1,404	432
Other income (expense), net	(509)	73	63	298
Income (loss) before income tax expense (benefit)	17,564	(26,466)	16,943	(40,582)

Income tax expense (benefit)	7,162	(5,920)	7,370	(8,922)
Net income (loss)	10,402	(20,546)	9,573	(31,660)

Net income (loss) attributable to the noncontrolling interest	116	(67)	358	(131)
Net income (loss) attributable to Synutra International, Inc. common stockholders	$10,286	$(20,479)	$9,215	$(31,529)

Earnings (loss) per share – basic	$0.18	$(0.36)	$0.16	$(0.56)
Earnings (loss) per share – diluted	$0.18	$(0.36)	$0.16	$(0.56)
Weighted average common shares outstanding – basic	57,301	57,301	57,301	56,201
Weighted average common shares outstanding – diluted	57,301	57,301	57,301	56,201

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$10,402	$(20,546)	$9,573	$(31,660)
Currency translation adjustments	962	1,125	3,900	3,331
Total comprehensive income (loss)	11,364	(19,421)	13,473	(28,329)
Less: Comprehensive income (loss) attributable to noncontrolling interest	120	(63)	374	(120)
Comprehensive income (loss) attributable to Synutra International, Inc. common stockholders	$11,244	$(19,358)	$13,099	$(28,209)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (unaudited)

	Synutra International, Inc. Common Stockholders
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
	(in thousands)
Balance, March 31, 2010	54,001	$5	$76,607	$(48,289)	$24,015	$593	$52,931
Net loss	—	—	—	(31,529)	—	(131)	(31,660)
Issuance of common stock	3,300	1	58,833	—	—	—	58,834
Currency translation adjustments	—	—	—	—	3,320	11	3,331
Other	—	—	—	—	—	112	112
Balance, December 31, 2010	57,301	$6	$135,440	$(79,818)	$27,335	$585	$83,548

Balance, March 31, 2011	57,301	$6	$135,440	$(88,357)	$28,204	$633	$75,926
Net income	—	—	—	9,215	—	358	9,573
Currency translation adjustments	—	—	—	—	3,884	16	3,900
Other	—	—	—	—	—	85	85
Balance, December 31, 2011	57,301	$6	$135,440	$(79,142)	$32,088	$1,092	$89,484

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended December 31,
	2011	2010
	(in thousands)
Operating activities:
Net income (loss)	$9,573	$(31,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	—	175
Depreciation and amortization	8,611	7,834
Bad debt expense	6,709	2,679
Goodwill and intangible asset impairment	—	1,700
Loss (gain) on disposal of property, plant and equipment	269	(10)
Deferred income tax	7,191	18
Other compensation expense	85	112
Changes in assets and liabilities:
Accounts receivable	(14,103)	(20,579)
Inventories	15,629	(16,275)
Due from related parties	3,884	(4,466)
Prepaid expenses and other current assets	(12,101)	(3,225)
Prepaid land use right	(3,397)	—
Accounts payable	595	1,186
Due to related parties	1,535	1,413
Advances from customers	1,351	2,297
Income tax receivable	(29)	(8,597)
Deferred revenue	(198)	(104)
Other liabilities	14,171	7,627
Net cash provided by (used in) operating activities	$39,775	$(59,875)

Investing activities:
Acquisition of property, plant and equipment	(10,565)	(3,840)
Change in restricted cash	(9,849)	(7,080)
Proceeds from assets disposal	405	8,795
Net cash used in investing activities	$(20,009)	$(2,125)

Financing activities:
Proceeds from short-term debt	157,951	147,225
Repayment of short-term debt	(194,439)	(133,197)
Proceeds from long-term debt	60,494	57,491
Repayment of long-term debt	(48,555)	(67,339)
Payment on capital lease obligations	—	(9,104)
Proceeds from issuance of common stock	—	62,700
Issuance costs for common stock issuance	—	(3,866)
Net cash provided by (used in) financing activities	$(24,549)	$53,910

Effect of exchange rate changes on cash and cash equivalents	$1,818	$1,389

Net change in cash and cash equivalents	(2,965)	(6,701)
Cash and cash equivalents, beginning of year	$48,741	$48,693
Cash and cash equivalents, end of year	$45,776	$41,992

Supplemental cash flow information:
Interest paid	10,855	6,598
Income tax paid	82	168

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	(650)	(372)
Assets disposal by other receivable	—	1,890

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

The Company is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. In August 2010, there were several media reports alleging the Company’s infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China (“prematurity event”). Although the Ministry of Health (“MOH”) of China conducted tests on samples of the Company’s products and concluded that there was no link between the infant milk powder products and premature development in infants, the Company’s business was significantly impacted. As a result, the Company experienced a net loss and negative cash flows from operations in the year ended March 31, 2011. The Company initiated a series of marketing strategies to emphasize close communication with the end customers, including reiterating the safety of formula products on major TV stations, inviting consumers to visit the production plant, after the prematurity event. As a result of the Company’s effort, sales order amounts have been increasing quarter by quarter, the Company has returned to profitability and has positive operating cash flow for the fiscal quarters ended September 30, 2011 and December 31, 2011. Considering these facts, the Company regards the going concern assumption as appropriate. The Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The unaudited condensed consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year

3.	INVENTORIES

The Company’s inventories at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31, 2011	March 31, 2011
	(In thousands)
Raw materials	$36,273	$52,817
Work-in-progress	5,446	4,262
Finished goods	12,653	10,293
Total	$54,372	$67,372

 The value of goods-in-transit included in raw materials was $18.3 million and $26.4 million as of December 31, 2011 and March 31, 2011, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

4.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

	December 31, 2011	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,872	$1,800
Beijing Honnete Dairy Co., Ltd.	1,101	7,419
St. Angel (Beijing) Business Service Co. Ltd.	5,690	528
Beijing Dongan Hengxin Property Development Co., Ltd.	—	3,961
Total	$8,663	$13,708

b.	Due to related parties

	December 31, 2011	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,168	$1,639
Beijing Honnete Dairy Co., Ltd.	500	534
Beijing St. Angel Cultural Communication Co., Ltd.	7	157
Total	$1,675	$2,330

The Company had certain related party borrowings which were recorded in long-term debt. See Note 7. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the three and nine months ended December 31, 2011, the Company’s sales to the related parties included whey protein to Beijing Honnete Dairy Co., Ltd. and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd.. In the three and nine months ended December 31, 2010, the Company’s sales to the related parties included milk powder and whey protein to Beijing Honnete Dairy Co., Ltd., milk powder to Beijing Kelqin Dairy Co., Ltd., and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd..

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$163	$2,164	$1,242	$2,598
Beijing Kelqin Dairy Co., Ltd.	—	—	—	23
St. Angel (Beijing) Business Service Co., Ltd.	3,679	87	6,303	527
Total	$3,842	$2,251	$7,545	$3,148

Before September 2011, St. Angel (Beijing) Business Service Co., Ltd. also acted as a sub-distributor of the Company's products. From September 2011, St. Angel (Beijing) Business Service Co., Ltd. began to make all the purchases directly from the Company, which also led to the increase in the amount due from St. Angel (Beijing) Business Service Co., Ltd. Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service Co., Ltd. were nil and $7.5 million for the three and nine months ended December 31, 2011, respectively, and $2.8 million and $16.9 million for the three and nine months ended December 31, 2010, respectively, which were not included in the above table.

C.	Purchases from related parties

In the three and nine months ended December 31, 2011 and 2010, the Company’s purchases from related parties included marketing videos from St. Angel Cultural Communication Co., Ltd., which engages in television programming and production.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Beijing St. Angel Cultural Communication Co. Ltd.	$169	$—	$169	$52

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2011	March 31, 2011
	(In thousands)
Prepaid expense	$5,664	$3,573
Prepaid other taxes	5,573	6,781
Advance to suppliers	1,317	396
Subsidy receivable	1,567	—
Other	2,074	812
Total	$16,195	$11,562

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2011	March 31, 2011
	(In thousands)
Property, plant and equipment, cost:
Capital lease of building	$5,789	$5,563
Buildings	55,437	52,686
Plant and machinery	81,533	78,015
Office equipment and furnishings	4,145	3,431
Motor vehicles	2,739	2,606
Others	513	437
Total cost	$150,156	$142,738
Less: Accumulated depreciation:
Capital lease of building	494	371
Buildings	11,352	8,947
Plant and machinery	31,471	25,070
Office equipment and furnishings	2,622	2,139
Motor vehicles	1,815	1,472
Others	415	371
Total accumulated depreciation	48,169	38,370
Construction in progress	16,311	5,443
Property, plant and equipment, net	$118,298	$109,811

Construction in progress mainly represents leasehold improvements, manufacturing equipment and facilities, and milk collection station.

The Company recorded depreciation expense of $2.9 million and $2.7 million for the fiscal quarters ended December 31, 2011 and 2010, and $8.6million and $7.7 million for the nine months ended December 31, 2011 and 2010, respectively.

7.	DEBT

As of December 31, 2011 and March 31, 2011, the Company had short-term debt from PRC banks in the amount of $94.2 million and $124.3 million, respectively.  The maturity dates of the short-term debt outstanding range from January 2012 to December 2012. The weighted average interest rate on short-term debt from banks outstanding at December 31, 2011 and March 31, 2011 was 6.2% and 5.0%, respectively. The short-term debt from banks at December 31, 2011 and March 31, 2011 were secured by the pledge of certain fixed assets held by the Company of $23.5 million and $24.4 million, respectively; the pledge of the Company’s land use right of $0.8 million and $0.8 million, respectively; and the pledge of cash deposits of $14.5 million and $16.8 million, respectively.

As of December 31, 2011 and March 31, 2011, the Company had long-term debt, including current portion, from banks in the amount of $110.3 million and $96.1 million, respectively. The maturity dates of the long-term debt outstanding range from January 2012 to September 2013. The weighted average interest rate of outstanding long-term debt at December 31, 2011 and March 31, 2011 was 6.3% and 6.0%, respectively. The indebtedness at December 31, 2011 and March 31, 2011 was secured by the pledge of certain fixed assets of $8.0 million and $8.0 million, respectively; the pledge of land use right of $1.9 million and $1.9 million, respectively; and the pledge of cash deposits of $21.0 million and nil, respectively.

As of December 31, 2011, the Company had long-term loan from a related party of $3.9 million. The maturity date of the long-term related party loan is in November 2013, and is extendable on the same terms upon maturity as agreed by both parties. The interest rate of the long-term loan at December 31, 2011 and March 31, 2011 was 10.0%. The interest expense of related party loans for the fiscal quarters ended December 31, 2011 and 2010 were both $97,000, and for nine months ended December 31, 2011 and 2010 were both $290,000, respectively. On October 4, 2011, the Company made an early repayment of $1.0 million of interest after receiving approval of the Board of Directors. The related party loan balance as of March 31, 2011 included principal of $3.9 million and interest of $0.9 million.

8.	OTHER CURRENT LIABILITIES

	December 31, 2011	March 31, 2011
	(In thousands)
Accrued sales deduction	$2,523	$3,898
Payroll and bonus payables	6,865	4,907
Accrued selling and marketing expenses	1,428	1,486
Accrued advertising and promotion expenses	16,326	11,726
Other tax payable	3,250	—
Others	4,235	3,896
Total	$34,627	$25,913

9.	INCOME TAXES

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

For purposes of calculating basic and diluted earnings (loss) per share, the Company used the following weighted average shares of common stock outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Net income (loss) attributable to common stockholders	$10,286	$(20,479)	$9,215	$(31,529)
Basic weighted average shares of common stock outstanding	57,301	57,301	57,301	56,201
Dilutive potential shares of common stock	—	—	—	—
Diluted weighted average shares outstanding	57,301	57,301	57,301	56,201
Earnings (loss) per share-basic	$0.18	$(0.36)	$0.16	$(0.56)
Earnings (loss) per share-diluted	$0.18	$(0.36)	$0.16	$(0.56)

The Company granted The Royal Bank of Scotland N.V. (“RBS”) warrants to purchase 400,000 shares of common stock in connection with a loan we had with RBS in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2011 and 2010 as they would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$99,843	$20,722	$219,115	$137,251
Baby food	76	107	249	304
Nutritional ingredients and supplements	195	108	808	975
All other	14,248	23,296	37,000	30,692
Net sales	$114,362	$44,233	$257,172	$169,222
INTERSEGMENT SALES
Powdered formula	$—	$1	$—	$1
Baby food	150	107	330	278
Nutritional ingredients and supplements	3,325	620	8,265	6,061
All other	61	724	1,200	1,615
Intersegment sales	$3,536	$1,452	$9,795	$7,955
GROSS PROFIT
Powdered formula	$48,674	$3,332	$104,455	$59,031
Baby food	(372)	(462)	(1,064)	(674)
Nutritional ingredients and supplements	(618)	(148)	(1,374)	(877)
All other	(400)	2,300	3,345	2,799
Gross profit	$47,284	$5,022	$105,362	$60,279
Selling and distribution expenses	12,619	12,714	37,408	37,551
Advertising and promotion expenses	7,588	10,451	22,638	35,107
General and administrative expenses	7,365	6,130	20,616	20,576
Impairment of goodwill	—	—	—	1,440
Other operating income, net	1,721	173	1,901	484
Income (loss) from operations	21,433	(24,100)	26,601	(33,911)
Interest expense	3,841	2,626	11,125	7,401
Interest income	481	187	1,404	432
Other income (expense), net	(509)	73	63	298
Income (loss) before income tax expense (benefit)	$17,564	$(26,466)	$16,943	$(40,582)

	December 31, 2011	March 31, 2011
	(In thousands)
TOTAL ASSETS
Powdered formula	$400,049	$398,801
Baby food	27,224	26,991
Nutritional ingredients and supplements	30,371	32,637
All other	152,959	138,385
Intersegment elimination	(203,523)	(198,110)
Total	$407,080	$398,704

12.	CONTINGENCIES

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of December 31, 2011, this network is comprised of over 650 independent distributors and over 860 independent sub-distributors who sell our products in over 68,000 retail outlets.

We currently have three reportable segments which are:

o	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. Major brands include Super, U-Smart, My Angel and Helanruniu;

o	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo;

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

The following table shows our results as impacted by the prematurity event and our efforts to recover from it:

	Fiscal Year 2011				Fiscal Year 2012
	Q1	Q2	Q3	Q4	Q1		Q2		Q3
Powdered formula segment	(in thousands)
- Net sales	$79,244	$37,285	$20,722	$48,318	$40,163	*	$79,109	#	$99,843
- Gross profit	45,054	10,645	3,332	19,280	16,936		38,845		48,674
- Gross margin	56.9%	28.6%	16.1%	39.9%	42.2%		49.1%		48.8%

Overall
- Income (loss) from operations	16,290	(26,101)	(24,100)	(6,431)	(9,859)		15,027		21,433

* Excluding the net sales of $16.6 million for the delayed shipment which was recorded in July 2011 as discussed below.
# Including the above net sales of $16.6 million for delayed shipment from the prior period. The gross profit amount of the delayed shipment would have been approximately $9 million.

Our net sales of powdered formula segment for the fiscal quarter ended December 31, 2011 was $99.8 million, compared to $79.1 million for the previous quarter. Our gross profit of the powdered formula segment for the fiscal quarter ended December 31, 2011 was $48.7 million, compared to $38.8 million for the previous quarter. Our net income attributable to Synutra International, Inc. common stockholders for the fiscal quarter ended December 31, 2011 was $10.3 million, compared to $8.5 million for the previous quarter.

Due to a delay in the shipment of high oil whey powder from our overseas supplier during the quarter ended June 30, 2011, we produced high oil whey powder at our Zhangjiakou plant to make up for the shortfall. However, we detected an excess amount of Enterobacter Sakazakii, a kind of bacteria, during our quality control procedures which prompted us to stop the production process and conduct a thorough cleaning of the production line. This cleaning process took time and caused the shipments of certain customer orders to be delayed until July. As a result, a portion of the sales that would have been recognized during the June quarter were delayed to the September quarter. Had the delayed shipments been made on time, we would have had an additional $16.6 million in net sales in the June quarter. Excluding the impact of the delayed shipment, our net sales of powdered formula segment would have been $56.8 million in the fiscal quarter ended June 30, 2011 and our net sales for the fiscal quarter ended September 30, 2011 would have been $62.5 million, representing steady sequential improvements. Had the sales been recognized in the June quarter, we estimate that the net loss attributable to Synutra International, Inc. common stockholders in the fiscal quarter ended June 30, 2011 would have been approximately $3 million as compared to the $9.6 million reported in our First Quarter 10-Q. We estimate that the net income for the fiscal quarter ended September 30, 2011 would have been approximately $2 million as compared to the $8.5 million reported. We do not expect similar shipment delays to occur in our normal course of business operation in the following reporting periods.

In addition, we recorded imported whole milk powder sales of $11.5 million in other business during the quarter ended December 31, 2011, comparing to $16.0 million in the prior quarter. As discussed in our prior filings, the sale of imported whole milk powder is not part of our core business. Depending on our cash flow situation, we adjust the amount of whole milk powder imported and sold from time to time.

We rely less on television advertising than our multinational competitors. In the quarter ended December 31, 2011, we continued to focus on enhancing the effectiveness of our sales network, and emphasizing close communications with our end customers. We continued to provide educational and information support to healthcare professionals, especially in rural areas, and to provide advices to parents on feeding babies. We implemented marketing strategies which involve face to face meetings with end customers, conducting retail site demonstrations, organizing local promotional events, and sponsoring community workshops and projects. We believe these close contacts with end customers contributed to our recovery and growth.

In particular, in the quarter ended December 31, 2011, we performed nation-wide promotional activities on the Super – Love series, a sub-brand of Super series, which increased the sales volume of the series. The net sales of Helanruniu series also increased in this quarter as Helanruniu brand adult milk powder products are often purchased as gifts to friends and family ahead of the spring festival holiday in January.

In addition, since the week-long spring festival holiday came early in mid January 2012, certain distributors placed their January 2012 orders in December, 2011. We estimate that approximately $6 million of December 2011 sales can be attributed to the early spring festival. This also contributed to the increases of net income in the quarter ended December 31, 2011.

In January 2012, several Chinese media outlets reported that a pair of 4-month old twins in Jiangxi province became ill with severe intestinal symptoms. One passed away from hyperthermia and multi-functional organ failure on January 7, 2012. The other has recovered following hospitalization. Both infants were reported to have been consuming the Company’s powdered milk formula products for weeks before the sudden onset of their illnesses. In response to this event, the Jiangxi Province Center for Disease Control and Prevention and the Jiangxi Dairy Quality Supervision and Inspection Center (the “Authorities”) conducted tests on samples of the Company’s products that were sold in the store where the infants’ family purchased the formula and concluded that there was no link between the infant milk powder products and the death of the baby or the illness of his twin sister. Management is evaluating the impact of this event on its business.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of December 31, 2011, which was RMB 6.3009 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On February 6, 2012, the mid rate was RMB 6.3108 to $1.00.

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

We recognize revenue based on the terms and conditions described in the distributor agreements and described in our Annual Report on Form 10-K for the year ended March 31, 2011 under the Revenue section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. Revenue was recognized when title and risk and rewards for the products are transferred to the distributor, price was fixed and determinable and collectability was reasonably assured. Under the distributor arrangement, evidenced by purchase order together with advance payment, sales revenue was realized and earned upon acceptance of delivery of products by the distributors.

In August 2011, we amended our distribution agreement with a significant distributor, which provided that the title of the goods is not provided to the distributor until cash is received. Revenue is now recognized when cash is received from that distributor for sales in which (i) there is evidence of an arrangement, (ii) delivery has occurred, (iii) pricing is determinable, and (iv) collection is made. Inventory held on consignment by the distributor is now included in our finished goods inventory.

RESULTS OF OPERATIONS
Three months ended December 31, 2011 and 2010

Net Sales

Net sales for the fiscal quarter ended December 31, 2011 was $114.4 million compared to $44.2 million for the same period in the previous year. This increase in net sales was mainly due to the increase in net sales of the powdered formula segment, as the business was recovering steadily.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under the brand names such as Super, U-Smart, My Angel, Helanruniu, accounted for 87.3% of our total sales for the fiscal quarter ended December 31, 2011. Net sales of our powdered formula products for the fiscal quarter ended December 31, 2011 was $99.8 million, compared to $20.7 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products increased to 9,088 tons for the fiscal quarter ended December 31, 2011 from 4,063 tons for the same period in the previous year, due primarily to the recovery from the prematurity event.

•
The average selling price of our powdered formula products for the fiscal quarter ended December 31, 2011 was $10,986 per ton, compared to $5,100 per ton for the same period in the previous year. The increase in average selling price is mainly due to our fixed discounts to our distributors. Since our sales volume increased as a result of recovery from the prematurity event and the discounts have decreased as a percentage of sales, our average selling price has improved and returned to the level before the prematurity event.

Baby food segment

Net sales of baby food segment for the fiscal quarter ended December 31, 2011 was $76,000, compared to $107,000 for the same period in the previous year. The product mix in this segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. As part of our sustained response to the prematurity event, we continued to focus our efforts during the quarter on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was $195,000 and $108,000 for the fiscal quarter ended December 31, 2011 and 2010, respectively. The product mix in this segment is comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $3.3 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, compared to $620,000 for the same period in the previous year.

Other

Other sales for the fiscal quarter ended December 31, 2011 were $14.2 million, which mainly included sales of whole milk powder imported from New Zealand of $11.5 million, compared to $23.3 million for the same period in the previous year.

Cost of Sales

Cost of sales for the fiscal quarter ended December 31, 2011 was $67.1 million, compared to $39.2 million for the same period in the previous year. The increase in the cost of sales is mainly due to the increased sales of powdered formula products.

Powdered formula segment

Cost of sales for the powdered formula segment for the fiscal quarter ended December 31, 2011 was $51.2 million, compared to $17.4 million for the same period in the previous year. The increase in the cost of sales is due to the increase in sales volume as we are recovering from the prematurity event, and the increase in promotional product cost.

Baby food segment

Cost of sales for the baby food segment for the fiscal quarter ended December 31, 2011 was $448,000, compared to $569,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales for the nutritional ingredients and supplements segment was $813,000 and $256,000 for the fiscal quarter ended December 31, 2011 and 2010, respectively.

Other

Other cost of sales for the fiscal quarter ended December 31, 2011 was $14.6 million, which mainly included the cost of sales of whole milk powder imported from New Zealand of $12.6 million, compared to $21.0 million for the same period in the previous year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal quarter ended December 31, 2011 was $47.3 million, compared to $5.0 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended December 31, 2011 was $48.7 million, compared to $3.3 million for the same period in the previous year.

Our overall gross margin increased to 41.3% for the fiscal quarter ended December 31, 2011 from 11.4% for the same period in the previous year. Our gross margin for powdered formula segment was 48.8% for the fiscal quarter ended December 31, 2011, compared to 16.1% for the same period in the previous year.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal quarter ended December 31, 2011 decreased slightly to $12.6 million from $12.7 million for the same period in the previous year. The major portion of selling and distribution expenses are compensation expense, freight charges, and travelling expense. The slight decrease was mainly due to the decrease in travelling expense, as we had tight expense control, partially offset by the increase in freight charges caused by increased sales volume.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal quarter ended December 31, 2011 was $7.6 million, compared to $10.5 million for the same period in the previous year. Advertising expenses for the fiscal quarter ended December 31, 2011 were $2.6 million, compared to $6.6 million for the same period in the previous year, as we spent significantly on media advertising immediately after the prematurity event to advocate our position. Promotion expenses for the fiscal quarter ended December 31, 2011 were $5.0 million, compared to $3.8 million for the same period in the previous year, which mainly consists of accrual for the bonus point plan.

General and Administrative Expenses

General and administrative expenses for the fiscal quarter ended December 31, 2011 was $7.4 million, compared to $6.1 million for the same period in the previous year.

Other Operating Income, Net

Other operating income for the fiscal quarter ended December 31, 2011 was $1.7 million, compared to $173,000 for the same period in the previous year. The income represented general purpose subsidy from a local government agent.

Interest Expense

Interest expense for the fiscal quarter ended December 31, 2011 increased to $3.8 million from $2.6 million for the same period in the previous year. The increase was mainly due to the increase in weighted average loan balance, and the increase in weighted average interest rate of borrowings from PRC banks, as China’s central bank raised benchmark lending rates several times since October 2010.

Interest Income

Interest income for the fiscal quarter ended December 31, 2011 was $481,000, compared to $187,000 for the same period in the previous year. The increase is mainly due to the increased weighted average restricted cash balance, which earns a higher interest rate than cash and cash equivalents, and the increase in the interest rate of deposit, as China’s central bank raised benchmark deposit rates several times since October 2010.

 Other Income (Expense), Net

Other expense for the fiscal quarter ended December 31, 2011 was $509,000, which was mainly due to donations of powdered formula products of $515,000 to welfare centers for children in the northeast region of China. Other income for the fiscal quarter ended December 31, 2010 was $73,000.

Income Tax Expense

As a result of the income generated, we recorded an income tax expense of $7.2 million for the fiscal quarter ended December 31, 2011, compared to income tax benefit of $5.9 million for the same period in the previous year.

Net income (Loss) Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net income attributable to Synutra International, Inc. for the fiscal quarter ended December 31, 2011 was $10.3 million, compared to net loss of $20.5 million for the same period in the previous year.

Nine months ended December 31, 2011 and 2010

Net Sales

Net sales for the nine months ended December 31, 2011 was $257.2 million, compared to $169.2 million for the same period in the previous year. This increase in net sales was mainly due to the increases in powdered milk formula sales.

Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults under the brand names such as Super, U-Smart, My Angel, Helanruniu, etc, accounted for 85.2% of our total sales for the nine months ended December 31, 2011. Net sales of our powdered formula products for the nine months ended December 31, 2011 was $219.1 million, compared to $137.3 million for the same period in the previous year, primarily as a result of the following factors:

•
Sales volume of powdered formula products was 21,716 tons for the nine months ended December 31, 2011, compared to 18,870 tons for the same period in the previous year, due primarily to the recovery from the prematurity event since the second quarter of fiscal year 2012.

•
The average selling price of our powdered formula products for the nine months ended December 31, 2011 was $10,090 per ton from $7,274 per ton for the same period in the previous year. The increase in average selling price is mainly due to our fixed discounts to our distributors. Since our sales volume increased along with our recovery from the prematurity event and the discounts have decreased as a percentage of sales, our average selling price has been improving and has returned to the level before the prematurity event.

Baby food segment

Net sales of baby food segment for the nine months ended December 31, 2011 was $249,000, compared to $304,000 for the same period in the previous year. The product mix in this segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. As part of our sustained response to the prematurity event, we continued to focus our efforts during the nine months on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment was $808,000 and $975,000 for the nine months ended December 31, 2011 and 2010, respectively. The product mix in this segment is comprised mainly of chondroitin sulfate sold to third parties. There were also inter-segment sales of $8.3 million of nutritional ingredients, such as microencapsulated DHA and ARA, which were used in the production of powdered infant formula products, compared to $6.1 million for the same period in the previous year.

Other

Other sales for the nine months ended December 31, 2011 were $37.0 million which mainly included sales of whole milk powder imported from New Zealand of $26.4 million, compared to $30.7 million for the same period in the previous year.

Cost of Sales

Cost of sales for the nine months ended December 31, 2011 was $151.8 million, compared to $108.9 million for the same period in the previous year. The increase in the cost of sales is mainly due to the cost of sales of powdered formula segment.

Powdered formula segment

Cost of sales for the powdered formula segment for the nine months ended December 31, 2011 was $114.7 million, compared to $78.2 million for the same period in the previous year. The increase in the cost of sales is due to the increase in sales volume, and the increase in promotional product cost.

Baby food segment

Cost of sales for the baby food segment for the nine months ended December 31, 2011 was $1.3 million, compared to $978,000 for the same period in the previous year.

Nutritional ingredients and supplements segment

Cost of sales for the nutritional ingredients and supplements segment was $2.2 million and $1.9 million for the nine months ended December 31, 2011 and 2010, respectively.

Other

Other cost of sales for the nine months ended December 31, 2011 was $33.7 million which mainly included the cost of sales of whole milk powder imported from New Zealand of $27.5 million, compared to $27.9 million for the same period in the previous year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the nine months ended December 31, 2011 was $105.4 million, compared to $60.3 million for the same period in the previous year. Gross profit for our powdered formula products for the fiscal quarter ended December 31, 2011 was $104.5 million, compared to $59.0 million for the same period in the previous year.

Our overall gross margin was 41.0% for the nine months ended December 31, 2011, compared to 35.6% for the same period in the previous year. Our gross margin for powdered formula segment was 47.7% for the fiscal quarter ended December 31, 2011, compared to 43.0% for the same period in the previous year.

Selling and Distribution Expenses

Selling and distribution expenses for the nine months ended December 31, 2011 was $37.4 million, compared to $37.6 million for the same period in the previous year. The major portion of the selling and distribution expenses are compensation expense, freight charges, and travelling expense. The slight decrease was mainly due to the decrease in travelling expense, as we had tight expense control, partially offset by the increase in freight charges caused by increased sales volume.

Advertising and Promotion Expenses

Advertising and promotion expenses for the nine months ended December 31, 2011 was $22.6 million, compared to $35.1 million for the same period in the previous year. Advertising expenses for the nine months ended December 31, 2011 decreased to $8.1 million from $20.6 million for the same period in the previous year, as we spent significantly on media advertising immediately after the prematurity event to advocate our position. Promotion expenses for the nine months ended December 31, 2011 was $14.5 million, compared to $14.5 million for the same period in the previous year.

General and Administrative Expenses

General and administrative expenses stayed constant at $20.6 million for both the nine months ended December 31, 2011 and 2010.

Impairment of goodwill

No goodwill impairment occurred in the nine months ended December 31, 2011. Impairment of goodwill for the nine months ended December 31, 2010 was $1.4 million, which represented the difference between the estimated fair value and carrying value of goodwill generated in the acquisition of the baby food business.

Other Operating Income, Net

Other operating income for the nine months ended December 31, 2011 was $1.9 million, compared to $484,000 for the same period in the previous year. The income represented general purpose subsidy from a local government agent.

Interest Expense

Interest expense for the nine months ended December 31, 2011 increased to $11.1 million from $7.4 million for the same period in the previous year. The increase was mainly due to the increase in weighted average loan balance, and the increase in weighted average interest rate of borrowings from PRC banks, as China’s central bank raised benchmark lending rates several times since October 2010.

Interest Income

Interest income for the nine months ended December 31, 2011 was $1.4 million, compared to $432,000 for the same period in the previous year. The increase is mainly due to the increased weighted average restricted cash balance, which earns a higher interest rate than cash and cash equivalents, and the increase in the interest rate of deposit, as China’s central bank raised benchmark deposit rates several times since October 2010.

Other Income, Net

Other income for the nine months ended December 31, 2011 was $63,000, comparing to $298,000 for the nine months ended December 31, 2010.

Income Tax Benefit

As a result of the income generated, we recorded an income tax expense of $7.4 million for the nine months ended December 31, 2011, compared to income tax benefit of $8.9 million for the same period in the previous year. Our effective tax rate was 43.5% for the nine months ended December 31, 2011 compared to 22.0% for the same period in the previous year, which was mainly due to impairment of certain PRC subsidiaries’ deferred tax assets related to loss carryforwards.

Net income (Loss) Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net income attributable to Synutra International, Inc. for the nine months ended December 31, 2011 was $9.2 million, compared to net loss of $31.5 million for the same period in the previous year.

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

Our cash and cash equivalent decreased from $48.7 million as of March 31, 2011 to $45.8 million as of December 31, 2011. As we improve our financial performance, we believe that our future cash and cash equivalent will be sufficient for our operating needs. Depending on our cash flow situation, we may from time to time adjust the amount of milk powder imported and sold.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Nine Months Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$39,775	$(59,875)
Net cash used in investing activities	(20,009)	(2,125)
Net cash provided by (used in) financing activities	(24,549)	53,910
Effect of foreign currency translation on cash and cash equivalents	1,818	1,389
Net cash flow	$(2,965)	$(6,701)

Cash Flows from Operating Activities

Net cash provided by operating activities was $39.8 million for the nine months ended December 31, 2011, compared to net cash used in operating activities of $59.9 million for the nine months ended December 31, 2010. Net cash provided by operating activities for the nine months ended December 31, 2011 included net income of $9.6 million, non-cash items not affecting cash flows of $22.9 million, and a $7.3 million decrease in working capital. Accounts receivable increased along with the increase in net sales. Inventory decreased as we disposed surplus imported milk powder. We accrued for the promotion related cost which increased the other current liabilities’ balance. In the nine months ended December 31, 2011, we spent $203.2 million to purchase raw materials and other production materials, $33.0 million in staff compensation and social welfare, $19.4 million in other taxes, $36.7 million in selling and distribution, advertising and promotion, and general and administrative expenses, $10.9 million in interest payment, and received $343.1 million from our customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $20.0 million for the nine months ended December 31, 2011, compared to net cash used in investing activities of $2.1 million for the nine months ended December 31, 2010. Cash invested in purchases of property and equipment was $10.6 million and $3.8 million for the nine months ended December 31, 2011 and 2010, respectively. Cash outflow for restricted cash was $9.8 million for the nine months ended December 31, 2011, compared to cash outflow of $7.1 million for the comparing period. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings.

 Cash Flows from Financing Activities

Net cash used in financing activities was $24.6 million for the nine months ended December 31, 2011, as compared to net cash provided by financing activities of $53.9 million for the nine months ended December 31, 2010. Cash used in financing activities during the nine months ended December 31, 2011 was primarily related to the difference between the $218.4 million in short and long-term loans received from banks and the $243.0 million in short and long-term loans repaid to banks.

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

Capital Expenditures

Our capital expenditures for the nine months ended December 31, 2011 were $10.6 million, compared to $3.8 million for the same period in the previous year.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report.

Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the change described below, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

We are in the process of conducting a search to replace the Chief Financial Officer (“CFO”) that resigned on August 29, 2011. In the interim, Mr. Weiguo Zhang has served as interim CFO. We are continuing to actively search for a qualified candidate. However, until we are able to fill this position, our internal control over financial reporting (as defined in Rule 13a-15 (f) and 15d-15 (f) of the Exchange Act) may be materially affected.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of December 31, 2011, the end of the period covered by this report, the Company was subject to legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes to these risks and uncertainties during the fiscal quarter ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets—December 31, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Operation—Three Months and Nine months Ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income(Loss)—Three Months and Nine months Ended December 31, 2011 and 2010, (iv) the Condensed Consolidated Statements of Equity—Nine months Ended December 31, 2011 and 2010, (v) the Condensed Consolidated Statements of Cash Flows—Nine months Ended December 31, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).*

*
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

SYNUTRA INTERNATIONAL, INC.

Date: February 9, 2012	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

	By:	/s/ Weiguo Zhang
		Name:	Weiguo Zhang
		Title:	Interim Chief Financial Officer and President