Form 10-K
period 2012-03-31
Synutra International, Inc.
filed 2012-06-14
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $113.3 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 14, 2012, there were 57,300,713 shares of the registrant’s common stock outstanding.

Page

PART I

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT ON FORM 10-K

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only:

●	“we,” “us,” “our company,” “our,” and “Synutra” refer to Synutra International, Inc., and its consolidated subsidiaries;

●	“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau;

●	all references to “ton” or “tons” are to “tonne” or “metric ton”;

●	all references to “Renminbi” or “RMB” are to the legal currency of China; and

●	all references to “U.S. dollars,” “dollars,” or “$” are to the legal currency of the United States.

Amounts may not always add to the totals due to rounding.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2012, which was RMB6.2943 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 8, 2012, the mid rate was RMB 6.3188 to $1.00.

PART I

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Form 10-K are forward-looking statements. In some cases, these forward-looking statements can be identified by words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “is/are likely to,” “may,” “plan,” “should,” “will,” “aim,” “potential,” “continue,” or other similar expressions. The forward-looking statements included in this Form 10-K relate to, among others:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	the expected growth of the nutritional products and infant formula markets in China;

●	market acceptance of our products;

●	the safety and quality of our products;

●	our expectations regarding demand for our products;

●	our ability to stay abreast of market trends and technological advances;

●	competition in the infant formula industry in China;

●	PRC governmental policies and regulations relating to the nutritional products and infant formula industries; and

●	general economic and business conditions in China.

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

ITEM 1.  BUSINESS

General Development and Narrative Description of Business

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2012, this network comprised over 650 independent distributors and over 800 independent sub-distributors who sell our products in over 67,000 retail outlets.

We currently have three reportable segments which are:

●	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. Major brands include Super, U-Smart, My Angel and Helanruniu;

●	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo;

●
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

●
Shengyuan Nutritional Food Co., Ltd., or Shengyuan Nutrition, located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the dry-blending, packaging, shipping and distribution of all of our powdered formula products.

●
Zhangjiakou Chahaer Dairy Co., Ltd., or Zhangjiakou, formerly known as Zhangjiakou Shengyuan Dairy Co., Ltd., located in Zhangjiakou, Hebei, China, was established in March 2004 with Synutra Illinois and Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”) holding 40% and 60%, respectively, of its equity interests. Synutra Illinois acquired the remaining 60% ownership interest in Zhangjiakou from Sheng Zhi Da in April 2005. Zhangjiakou is engaged in processing whey protein into high oil whey protein, an ingredient used in powdered formula production.

●
Inner Mongolia Huiliduo Food Co., Ltd., or Inner Mongolia Huiliduo, formerly known as Inner Mongolia Shengyuan Food Co., Ltd., located in Zhenglanqi, Inner Mongolia, China, was established in September 2006. Inner Mongolia Huiliduo began operations in August 2010 to produce prepared baby food, using the Huiliduo brand.

●
Meitek Technology (Qingdao) Co., Ltd., or Meitek, located in Qingdao, Shandong, China, was established in November 2006 to produce certain nutritional ingredients and supplements. Meitek began operations in October 2008.

●
Beijing Shengyuan Huiliduo Food Technology Co., Ltd., or Beijing Huiliduo, located in Beijing, China, was established in July 2008 to produce prepared baby food. Huiliduo began operations in March 2009.

●
Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008, provides diagnostic services for pregnant women through medical institutions. The operations associated with the consolidated variable interest entity are insignificant and hold deminimis assets and liabilities.

●
Heilongjiang Mingshan Dairy Co., Ltd., or Mingshan, located in Luobei, Heilongjiang, China, was established in April 2001. Synutra Illinois acquired 67% and 33% of the ownership interest in Mingshan from Sheng Zhi Da and Xiuqing Meng, the wife of Liang Zhang, our chairman and chief executive officer, respectively, in January 2005. Mingshan ceased milk powder production in early fiscal year 2012. Mingshan signed an agreement with local government on May 14, 2012, pursuant to which, Mingshan should move out of the current location with a compensation of $1.4 million. The disposal of Mingshan has commenced, but not completed. We do not expect significant loss from the disposal.

●
Inner Mongolia Mengyuan Food Co., Ltd., or Mengyuan, located in Fengzhen, Inner Mongolia, China, commenced operations in July 2007. Mengyuan was acquired by Zhangjiakou from its then shareholders in November 2006. Mengyuan is engaged in processing whey protein into high oil whey protein, an ingredient used in powdered formula production.

The following chart reflects our organizational structure as of March 31, 2012.

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

Our Products

Our nutritional products are grouped by category of production process and usage as well as internal resource allocation: (1) Powdered Formula, (2) Baby Foods, (3) Nutritional Ingredients and Supplements, and (4) Other business. Sales of Powdered Formula, Baby Foods, Nutritional Ingredients and Supplements, and Other business comprised 88.0%, 0.1%, 0.3%, and 11.6% of our net sales for the fiscal year ended March 31, 2012.

Powdered Formula Products

Powdered formula segment covers the sale of powdered infant and adult formula products. It mainly includes the brands of Super, U-Smart, Helanruniu, and My Angel. Infant formula is our primary product line in the powdered formula segment, accounting for 90.5%, 92.3% and 92.8% of our total net sales in the powdered formula segment for the fiscal years ended March 31, 2012, 2011, and 2010, respectively.

Each of our Super, U-Smart and My Angel product lines has multiple formulations designed to meet nutritional requirements and help promote a baby or child’s healthy growth at each developmental stage. We endeavor to bring our infant formula products closer to breast milk in nutritional benefits. We have devoted resources to adjust our product portfolio, upgrade our product lines, and add new products or line extensions to respond to market needs and target a wider group of consumers. To meet consumer expectations, we also periodically upgrade our product concepts, packaging, and pricing of our products.

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

Baby Food Products

Baby food segment covers the sale of prepared baby food for babies and children.These products are designed to be part of a child’s healthy diet with enhanced nutritional value at different stages of development.

Nutritional Ingredients and Supplements

Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, microencapsulated DHA and ARA. Chondroitin sulfate is mainly for industrial sales, with a small portion used in our self-developed nutritional products. Microencapsulated DHA and ARA powders are produced mainly for internal use in powdered formula production process.

Other business

Other business covers the sales of surplus milk powder, whey protein, raw milk, etc., to industrial customers.

Production

Powdered Formula Processing

In the fiscal year ended March 31, 2012, we import whole milk powder used for our powdered formula products from Fonterra Co-operative Group (“Fonterra”) in New Zealand. We import whey protein and high oil whey protein used for infant powdered formula products from Eurosérum S.A.S (“Eurosérum”) in France.

If the high oil whey protein purchased from Eurosérum is not enough for our production, we use whey protein and oil to produce high oil whey protein, or engage a third party to produce high oil whey protein using whey protein and oil provided by us. In rare cases, when whey protein powder is in short supply, we use whey protein concentrates and lactose instead in the production.

At our Qingdao facility, milk powder is mixed in large automated mechanical mixers with high oil whey protein powder and other additives in a method known as dry-mixing. Our dry-mixing equipment can automatically adjust the level of ingredients to achieve the complex formulations required by our premium products. The resulting milk powder is then checked to ensure proper granule size before packaging and distribution.

A small portion of our resourced formula product is contract manufactured by Arla, a Danish company, to our specification and quality standards.

Production and Packaging Facilities

Our processing and packaging facilities, which are all owned by us, are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 144,650 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

Zhangjiakou, Fengzhen and Qingdao facilities are for our powdered formula production. As of March 31, 2012, we had high oil whey protein processing capacity of approximately 13,000 tons per year for the Zhangjiakou facility and the Fengzhen facility, and had packaging capacity of 82,000 tons per year and dry-mixing processing capacity of 73,000 tons per year for the Qingdao facility.

Our Qingdao facility serves as our dry-mixing and packaging plant. Various ingredients, such as milk powder, high oil whey protein powder and nutritional additives arrive at our Qingdao facility from our production facilities and our suppliers, and are mixed using the dry-mixing method. Qingdao facility packages the mixed ingredients into retail-size tin canisters or stand up/display pouches or sealed packages in boxes. This packaging facility also provides inventory control and logistics management, product quality monitoring and product development assistance.

Our production facility for prepared baby foods is located in Beijing and Zhenglanqi. As of March 31, 2012, the Beijing facility had a processing capacity of 540 tons per year, and the Zhenglanqi facility had a processing capacity of 18,000 tons per year.

Our production facility for nutritional ingredients and supplements is located in Qingdao. As of March 31, 2012, this facility had a processing capacity of 500 tons per year for chondroitin sulfate, 500 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders.

For information with respect to the installed capacity, location and function of our processing and packaging facilities, see “Item 2. Properties”.

Retail Packaging

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

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. In the aftermath of the melamine contamination incident, we decided to use imported milk powder for the production of our powdered formula products. Currently, all of the milk powder used in our production is from New Zealand.

Whey protein powder is the other key ingredient used in the production of our powdered infant formula products. Like all powdered milk producers, we use whey protein powder as the active ingredient to help reconstituted dairy-based formula to mimic the consistency of breast milk, which can constitute approximately 55% of the final powdered infant formula product by weight. Whey protein powder is a byproduct of cheese-making processes, and is difficult and costly to produce as a stand-alone product. Since China is not a large consumer or producer of cheese and cheese products, we typically obtain whey protein powder in volume from overseas sources, such as France.

Based on our experience, prices of milk powder and whey protein powder can fluctuate over relatively short periods of time depending on market conditions. Our sourcing team monitors price movements and makes major purchases at times when prices are attractive, subject to projected customer order flow and other factors.

Some of our powdered milk products, including our powdered infant formulas, also include additives such as DHA and ARA fatty acids and other nutritional additives. DHA and ARA fatty acids are long-chain poly-unsaturated fatty acids found in breast milk that are believed to aid in the development of an infant’s brain, eyes and nervous system. Studies have suggested that DHA and ARA fortification can replicate some of the nutritional benefits of breast milk in infant formulas. Currently we purchase DHA oil and ARA oil from third parties, and produce microencapsulated DHA and ARA powders at our Meitek facility for internal use.

We use vegetable oils in our spray-drying powder infant formula production processes as a binder for the dry ingredients, helping diminish the occurrence of “lumpiness” or uneven texture when reconstituting powdered infant formula.

We purchase animal cartilage from third-party suppliers for the production of chondroitin sulfate, a substance that provides nutrients for joints, tendon, ligaments and bones, in our Meitek facility.

Suppliers and Supplier Arrangements

Currently, we purchase all of the milk powder from Fonterra in New Zealand. The purchase prices are determined through Fonterra’s online auction process and we do not sign long term contracts with our suppliers.

We purchase the whey protein powder from Eurosérum.

Sales and Distribution

Sales

We generally sell our products to distributors and in limited circumstances directly to retailers such as supermarkets. With the introduction of My Angel series infant powdered formula products in the fourth quarter of fiscal year 2011, we began to sell directly to baby stores. Our sales and marketing approach combines advertising, brand-building and store-level promotions. Our sales team of approximately 140 employees uses our customer relations management, or CRM, database in order to acquire, process, and manage targeted customer information.

We have built a sales network that covers all the provinces and provincial-level municipalities in mainland China. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to twenty urban sales areas which act as independent operating units, while each urban sales area covers three to twenty county sales areas. As of March 31, 2012, we had a sales and marketing force of approximately 2,700 employees, complemented by approximately 16,000 full time or part time commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

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

Distribution

We primarily work directly with over 650 independent distributors, who in turn work with over 800 independent sub-distributors, and more than 67,000 retail outlets. Our dry-mixing and packaging subsidiary, Shengyuan Nutritional Food Co., Ltd., also serves as our national distribution center for our distributors in China. We grant credit to selected distributors. Through the computer system we installed for each distributor, we can monitor their inventory level closely. We accept purchase order each month according to the sales amount of the previous month of the distributor. Our sales personnel also regularly inspect and perform stocktaking on distributors’ inventories to identify and control any potential inventory buildup. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

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

We currently distribute our nutritional products across mainland China. Our logistics center in our Qingdao facilities occupies an area of 25,000 square meters. This logistics center can currently dispatch 6,900 tons of our products for shipment to our distributors per month. Our Qingdao facility also has the capability to respond to urgent requests for product shipments within an average of five days.

We currently work with 21 transportation companies that transport our goods directly from our Qingdao facilities to distributors in a timely and efficient manner.

We have an enterprise resource planning system, or ERP system, which is a financial information system with an inventory module that manages and records inventory transactions.

Seasonality

Our business experiences some seasonal fluctuations. Summer time is typically a slow time for the infant formula market because Chinese parents tend to choose the summer time to switch from milk feeding to more concrete food for their babies. As a result, we generally experience weaker sales in our first and second fiscal quarters.

Marketing, Advertising and Promotion

Advertising

We advertise through various media, including television, print media and the Internet. We utilize a nationwide television advertising coverage. In certain cases, we supplement our nationwide television coverage with local television coverage. We also pursue advertising over the Internet. Our advertising spending was $11.5 million, $22.6 million and $16.7 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Our advertising spending has enabled us to secure prime-time placements with China Central Television and other premium regional or satellite television stations.

In August 2010, there were several media reports alleging out infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China (the media reports, together with the reactions thereto, the “prematurity event”). In response to such media reports, the Ministry of Health (“MOH”) of China conducted tests on samples of our products and concluded that there was no link between our infant milk powder products and premature development in infants. Due to the prematurity event, we spent aggressively on advertising and promotions to rebuild our brand image and to regain customers and market share in fiscal year 2011. As our market share stabilized, we reduced our spending on advertising, and we do not expect significant increase in advertising expenses in the near future.

Marketing and Promotion

As part of our sales and marketing approach, our sales force works with more than 16,000 healthcare facilities across China to provide maternity, infant nutrition and health education programs. We have also established a national customer service call center providing live assistance and a toll-free line to provide consumers with prenatal, nursing, baby care education, product information, and address complaints and dispute resolution.

We provide displays, posters and other printed promotional materials to retail outlets and sales consultants employed by our distributors at each point of sale. We also pay entry fees to various retail outlets to place our products within such outlets. We collect customer information through surveys voluntarily provided by each customer via the point of sale or via mailed forms provided to our customers in each product package. We also have promotional activities with supermarket chains and entertainment companies in order to reach our target market.

Quality Control

We place primary importance on quality. We have established quality control and food safety management systems for the purchasing, acceptance checks, processing, packaging, storage and transportation. All of our processing facilities are equipped with in-house laboratories for quality assurance and quality control purposes. Our quality test laboratory in Qingdao has been qualified as a National Standard Laboratory by the China National Accreditation Service for Conformity Assessment.

In order to ensure the quality and safety of our ingredients and products, we have also installed testing equipment and have implemented control procedures at each stage of production, including at the initial raw material purchase stage. There are over 1,100 quality control points throughout the entire production process. We employ strict internal procedures and monitoring by highly trained employees during production, transportation and storage. Additionally, we have been increasing our investment in quality control equipment and training. All policies relating to quality control are subject to PRC laws and regulations.

Highlights of our quality control procedures are summarized below, organized by the main stages of production:

Imported Milk Powder and Whey Protein:

●	Procurement staff inspects the Certificate of Analysis to ensure the products are manufactured and tested according to production countries’ national standard;

●	Entry-Exit Inspection and Quarantine of the People’s Republic of China performs quality test to ensure the products are up to national standard and issue a Sanitary Certificate; and

●	Quality test staff of the Company performs detailed test on quality and nutritional ingredients of the products before using them in production.

Powder Formula Production:

●	Compliance with production process control procedure, HACCP Plan implemented at all plants;

●	All raw materials are subject to prior inspection;

●	Detailed process designed for all parts of the production process including pretreatment, dry-mixing, powder receiving, and packaging;

●	Maintain hygiene standards for staff, equipment, environment and any other object; and

●	Inspection conducted throughout the production process.

Packaging, Storage and Transport:

●	Establishment and practice of total process management with respect to product identification and traceability;

●	Inspection before warehousing of products;

●	Maintain hygiene standards in the course of transport and storage; and

●	Products must be positioned according to their category during transport and storage.

There are three steps of quality control for imported milk powder: (1) the exporters conduct their own quality control before they ship the milk powder; (2) all of our milk powder imports are inspected by China’s import-export inspection and quarantine authorities at landing, pursuant to a national standard of inspection, and (3) our Qingdao quality test laboratory tests each batch of imported milk powder using strict standards for quality assurance.

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

During each of the fiscal years ended March 31, 2012, 2011 and 2010, we spent approximately 0.3%, 0.4% and 0.2% of net sales per year on research and development, respectively.

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

Multinational Producers

●	Abbot Laboratories’ Ross Products Division, a U.S. producer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas;

●	Mead Johnson Nutrition Co., or Mead Johnson, formerly a Bristol-Myers Squibb Company Division, a U.S. producer and distributor of the Enfamil family of formulas;

●	Groupe Danone SA’s Numico division, or Numico, a Dutch producer of baby foods, which sells and markets infant formula products in China under the Dumex brand;

●
Nestlé Suisse SA, or Nestlé, a Swiss producer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation; and

●	Wyeth, a U.S. producer and distributor of infant formula sold under private label brands.

Domestic Producers

●	Inner Mongolia Yili Industrial Group Co., Ltd., or Yili, a PRC producer and distributor of liquid and powdered milk under their Yili brand;

●	Beingmate Group Company Limited, or Beingmate, a PRC producer and distributor of infant formula products under their Beingmate brand;

●	Guangdong Yashili Group Co., Ltd., or Yashili, a PRC consumer brand marketer which sells a line of infant formula products under their Yashili brand; and

●	Feihe International, Inc., a PRC producer and distributor of milk formula products under their Feihe brand.

According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 85% of total infant formulas sold in China in calendar year 2011.

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

As of March 31, 2012, we had 233 registered trademarks in China, and 5 registered trademarks in other districts and countries. Additionally, we had 17 trademark applications pending approval in China.

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

Our Employees

As of March 31, 2012, we employed approximately 4,250 employees in all of our facilities, with approximately 120 head office management staff and research and development employees, approximately 1,430 production employees, and approximately 2,700 sales and marketing employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We offer our employees both a base salary and a profit sharing program composed of performance bonuses and rewards for exceptional performance. As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. The pension amount is determined by a number of factors, including the member’s salary amount at retirement date, contribution period, social average salary level and price index.

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

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

●	the PRC Product Quality Law;

●	the PRC Food Safety Law;

●	the Implementation Rules on the PRC Food Safety Law;

●	the Dairy Product Industrial Policies (2009 Version);

●	the Regulation on the Supervision and Administration of the Quality and Safety of Dairy Products;

●	The Outlines of the Rectification and Revival of the Dairy Industry;

●	the Measures of the Administration on the New Food-Additives;

●	the Measures of the Filing of the Enterprise Standard of the Food Safety;

●	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

●	the Regulation on the Administration of Production Licenses for Industrial Products;

●	the General Standards for the Labeling of Prepackaged Foods;

●	the Implementation Measures on Examination of Dairy Product Production Permits;

●	the Standardization Law;

●	the Raw Milk Collection Standard;

●	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards;

●	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children;

●	Rules for the Examination of Licensing Criteria for Enterprises Producing Formula Milk Powder of Infant Use (2010 version); and

●	Rules for the Examination of Licensing Criteria for Enterprises Producing Milk Products (2010 version)

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

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

●	the Environmental Protection Law of the PRC;

●	the Law of PRC on the Prevention and Control of Water Pollution;

●	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

●	the Law of PRC on the Prevention and Control of Air Pollution;

●	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

●	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

●	the Law of PRC on the Prevention and Control of Noise Pollution.

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

The Policies also set forth some requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise. Any new or continuing dairy products processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facility and electricity necessary for the processing of dairy products, and those projects or enterprises already in operation before the promulgation of the Policies will be deregistered and ordered to shut down if they fail to meet the conditions before the end of 2010. We believe that all of our existing entities and facilities for powdered formula production meet the requirements under the Access Conditions. See Item 1A. Risk Factors—Risks Associated with Doing Business in China—Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.

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

Financial Information about Segments and Geographic Areas

We have three reportable segments, which are powdered formula, baby food and nutritional ingredients and supplements. Other business includes non-core operations such as sales of surplus milk powder and whey protein. Please refer to Note 16 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

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

Risks Related to Our Business

We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, damage our brand and adversely affect our results of operations.

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

On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine, or China AQSIQ, announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the illness and deaths of infants and children in China. There were six reported deaths and approximately 300,000 children suffered kidney-related illnesses due to the contaminated infant formula of one of our competitors. This contamination incident resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, declined significantly since September 2008 until late 2009. We recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The total cost of this action was $100.6 million which was recognized as a charge to cost of sales, selling and distribution expenses and general and administrative expenses in our consolidated statement of income mostly in fiscal year 2009.

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

We believe the melamine contamination incident negatively impacted our brand and reputation in China. It also affected investor confidence in us as reflected by the significant decrease in our stock price after September 16, 2008. We cannot predict whether there will be similar future incidents and what impact such incidents may have on our operations and reputation.

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

In addition, in January 2012, several Chinese media outlets reported that a pair of 4-month old twins in Jiangxi province became ill with severe intestinal symptoms. One passed away from hyperthermia and multi-functional organ failure on January 7, 2012. The other has recovered following hospitalization. Both infants were reported to have been consuming our powdered milk formula products for weeks before the sudden onset of their illnesses. In response to this event, the Jiangxi Province Center for Disease Control and Prevention and the Jiangxi Dairy Quality Supervision and Inspection Center conducted tests on samples of our products that were sold in the store where the infants’ family purchased the formula and concluded that there was no link between the infant milk powder products and the death of the baby or the illness of his twin sister. However, it is unclear what adverse impact this event has had on our reputation and results of operations.

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

Our business requires certain key raw materials, such as milk powder and whey protein powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. We do not have guaranteed supply contracts with any of our raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey protein powder and imported milk powder. We now use imported milk powder from New Zealand for all of our powered formula products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

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

Finally, certain suppliers of raw materials within our supply chain may contaminate our raw material supplies or provide us with substandard raw material supplies that adversely impact the quality of our products exposing our customers to health risks and damaging our reputation, brand and financial condition. For a more detailed description of this risk, and in particular the impact of the melamine contamination incident in China, see Part 1 - Item 1A. Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, damage our brand and adversely affect our results of operations.

Any interruption in our supply of milk powder could materially and adversely affect our results of operations, financial condition and business prospects.

We currently import all of the milk powder used in the powdered formula production from New Zealand. The continuity of the milk powder supplies is of critical importance to our business. The importation of milk powder is influenced by numerous factors beyond our control, including, among other: (1) export control policy in the originating countries, (2) China’s government policy and regulation on milk powder importation as well as China’s custom inspection standards and (3) acts of God such as natural disasters. Any interruption in our milk powder supplies could have a material adverse effect on our results of operations, financial condition and business prospects. In addition, we currently source all of our milk powder from one supplier, Fonterra. If Fonterra fails to deliver the milk powder we need on the terms we have agreed, we may not be able to find an alternative source at a comparable price or on other favorable terms, and any delays in securing an alternative source could result in production delays and late shipments of our products to distributors and end customers.

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

We might face inventory write-down if milk powder inventory increases and milk powder prices decline. We maintain inventories of raw materials and finished products, and our inventories may spoil.

Most of our finished products have an average shelf life of 18 to 24 months before the product is opened. Our raw materials have an average shelf life of 12 months. Our inventory levels are based, in part, on our expectations regarding future sales. While we do not currently maintain large inventory levels for long periods, we may in future periods experience inventory buildup if our sales slow for any reason. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products than we require, thereby increasing our risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect our results of operations.

Any major outbreak of illness or disease relating to cows in the regions in which we import milk powder could lead to significant shortfalls in the supply of our milk powder, and could result in consumers avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

A major outbreak of any illness or disease in cows globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying milk powder could lead to significant shortfalls in the supply of milk powder. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

We may experience problems with product quality or product performance, or the perception of such problems, which could materially and adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation. In addition, following the melamine contamination incident, we purchase all of the milk powder used for our powdered formula products from New Zealand. We may be unable to exercise the same degree of quality control over this overseas supplier as we can over our own facilities. Any quality problems associated with the milk powder produced by this supplier would also affect our products’ quality and lead to negative publicity against us, materially and adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share. For example, the melamine contamination incident in China has resulted in certain of our products being contaminated, impacting our brand and reputation.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As with other infant formula producers, we are also exposed to risks associated with product liability claims if the consumption of infant formula products we sell results in injury or death. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not have product liability insurance for powdered formula products sold in China and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim and our brand image and reputation would suffer. Finally, serious product quality concerns could result in governmental actions against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

For example, the melamine contamination incident in China in 2008 resulted in certain of our products being contaminated. As a result, lawsuits have been filed against us in both China and the U.S. by Chinese families alleged to have been affected by melamine contamination, seeking compensatory and punitive damages. See “Item 3 - Legal Proceedings.” We may incur significant legal expenses and be subject to significant monetary damages in connection with such claims, which may adversely affect our results of operations and further harm our reputation and damage our brand. Further, we cannot assure you that we will not become subject to future product liability claims in connection with the melamine contamination incident. See Part 1 - Item 1A. Risk Factors — We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, damage our brand and adversely affect our results of operations.”

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

We primarily rely on third-party distributors and sub-distributors for the distribution and sales of our products. We sell our products through an extensive nationwide distribution and sales network covering all of the provinces and provincial-level municipalities in mainland China. As of March 31, 2012, this network comprised over 650 independent distributors and over 800 independent sub-distributors who sell our products in over 67,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions, and are also responsible for developing the sub-distributors located in their own regions. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

●	reduction, delay or cancellation of orders from one or more of our distributors;

●	selection or increased sales by our distributors of our competitors’ products; and

●	our failure to timely identify and appoint additional or replacement distributors upon the loss of one or more of our distributors.

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

Our results of operations are affected by the number of mothers who choose to use our products rather than breastfeeding their babies. Much publicly available data suggests that breastfeeding has many health benefits for the baby that cannot be replicated by dairy-based infant formula products. Additionally, popular literature, cultural pressure, government policies and medical advice in China generally promote the benefits of breastfeeding. For example, on August 1, 2007, China’s Ministry of Health issued an Infant Feeding Strategy which promoted breastfeeding and requested all local relevant departments to publicize the benefits of breastfeeding through radio broadcasting, television and newspapers during World Breastfeeding Week, which took place in early August 2007. In November 2011, the MOH of China submitted a proposal for public review that could ban promotions and advertising of infant formula for babies younger than six months. Thus, to the extent that private, public and government sources increasingly promote the benefits of breastfeeding, there could be a reduced demand for our products and our revenues could be adversely affected.

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

A severe and prolonged downturn in the Chinese or global economy or continued disruptions in the financial markets may adversely impact our business and results of operations and may limit our access to additional financing.

Financial markets in the United States, Europe and Asia continue to experience disruptions that started in late calendar year 2007, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Recovery of the global economy and financial markets is facing new challenges, including the escalation of the European sovereign debt crisis since 2011. Economic conditions in China are sensitive to global economic conditions.  Although the Chinese economy began recovering in 2010 and has remained relatively stable since then, it is uncertain whether such recovery will continue.

The infant formula industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns.  A prolonged slowdown in the Chinese or global economy could erode consumer confidence which could result in changes to consumer spending patterns, which could be harmful to our financial position and results of operations.

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

Failure to execute our future expansion plan could adversely affect our financial condition and results of operations.

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

●
the availability and cost of additional funding to expand our production capacity, build new processing and packaging facilities, make additional investments in our subsidiaries, acquire additional businesses or production facilities, purchase additional fixed assets and purchase raw materials on favorable terms or at all;

●	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and suppliers of raw materials;

●	failure to maintain high quality control standards;

●	global or local shortage of raw materials, such as raw milk or whey protein powder;

●	our inability to obtain, or delays in obtaining, required approvals by relevant government authorities;

●	diversion of significant management attention and other resources; and

●	failure to execute our expansion plan effectively.

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

Our future success may depend upon our ability to successfully expand into many of China’s major urban centers. To further promote our brand and generate demand for our products in such markets, we may increase our spending on marketing and promotion in these urban centers. We may be unable to attract a sufficient number of distributors with the experience and ability to penetrate these markets, and our selected distributors may not be suitable for selling our products in these markets for other reasons. We may also fail to attract new customers in such markets who may have less familiarity with our brand and products. Furthermore, we may fail to anticipate and address competitive conditions in these new markets that are different from those in our existing primary markets. These competitive conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our results of operations and prospects may be materially and adversely affected.

Part of our strategy involves the development of new products and new business segments, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results would be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. We have also entered into new business segments such as the prepared baby food segment, and the nutritional ingredients and supplements segment. Our future research and development efforts will focus on further expanding our product offerings beyond dairy-based nutritional products. If we fail to timely develop these and other new products or if we incorrectly gauge market demand for such new products, we may not be able to grow our sales revenue at expected growth rates and may incur expenses and capital expenditure costs relating to the development of new products that do not generate a positive return on the investment.

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

As of the date of this Form 10-K, we have not granted any stock-based compensation and thus have not been required to reflect any such expenses in our results of operations. We adopted a stock -based compensation plan in June 2008 and may grant certain employees and directors stock-based compensation, which we believe could be important to attract and retain key personnel. We will be required to account for compensation costs for all stock options, including stock options granted to our directors and employees, using the fair value method and recognize the expense in our consolidated statement of operations, which may have a material adverse effect on our results of operations.

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

As of March 31, 2012, our management and our independent registered public accounting firm concluded that we did not have an effective internal control over financial reporting. Our past weaknesses and deficiencies with our internal control over financial reporting have made it necessary for us to restate certain of our financial statements, among other things, in the recent past. Any further failure to accurately report our financial results, including any resulting restatement, could result in harm to our business, loss of investor confidence in our financial reporting and a lower trading price of our common stock. Furthermore, if we fail to meet timely filing obligations due to material weaknesses or significant deficiencies with our internal control over financial reporting, we may face delisting of our common stock by the Nasdaq Global Select Market.

We have experienced certain weaknesses and deficiencies with our internal control over financial reporting. Among other things, these deficiencies have made it necessary for us to restate certain of our financial statements in the recent past. Although we have taken steps to address the deficiencies in our internal control over financial reporting, management has determined that our internal control over financial reporting was not effective as of March 31, 2012. Management’s conclusion that the Company’s internal control over financial reporting was not effective is based on management’s identification of one material weakness in the Company’s internal control over financial reporting, as defined in Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements.” Deloitte Touche Tohmatsu CPA Ltd., our independent registered public accounting firm, also expressed an adverse opinion in its attestation report on our internal control over financial reporting because of this material weakness.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our material weakness related to the lack of a Chief Financial Officer with requisite skills to perform a sufficient review of the consolidated financial statements and related footnote disclosures based on the accounting principles generally accepted in the United States (“US GAAP”). As a result, the Company was unable to effectively operate period-end financial reporting and disclosure controls related to unusual and complex transactions.

The Company has discussed the material weakness in its internal control over financial reporting with the audit committee of the Board of Directors and is in the process of developing and implementing remediation plans to address the material weakness. There can be no assurance, however, that we will be able to implement effectively new or improved controls or that our management or our independent registered public accounting firm will determine that our disclosure controls and procedures or our internal control over financial reporting will be effective in the future. Even if our management determines in the future that we have an effective internal control over financial reporting, our independent registered public accounting firm may still disagree with our management and issues an adverse opinion. Moreover, a lack of effective internal control over financial reporting could cause us to fail to provide accurate financial statements or fail to meet our reporting obligations, either of which could cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our common stock. Our failure to meeting our reporting obligations in a timely fashion may also lead to the delisting of our common stock by the Nasdaq Global Select Market.

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

Liang Zhang, our founder, chairman, chief executive officer and principal beneficial stockholder, controls several other companies in China. Liang Zhang devotes most of his time to our affairs and the remainder of his time to the affairs of the other companies. Liang Zhang’s decision-making responsibilities for these other companies are similar in the areas of public relations, risk management and strategic planning. As a result, conflicts of interest may arise from time to time and we cannot assure you that they will be resolved in our favor. Additionally, even though Liang Zhang devotes most of his time to our affairs and is further accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, we cannot assure you this will always be the case and his existing responsibilities to other businesses and entities may limit the amount of time he can spend on our affairs.

Our chairman and chief executive officer, Liang Zhang, beneficially owns a substantial amount of our common stock and will have significant influence over our corporate affairs.

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 62.8% of our outstanding common stock through a company owned by his wife as of March 31, 2012. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

While we have generated profits of $16.7 million in the fiscal year ended March 31, 2012, we have recently incurred operating losses; this may have a harmful effect on our business and the value of our common stock.

As a result of the melamine contamination incident, we have incurred losses from the quarter ended September 30, 2008 to the quarter ended December 31, 2009 from the lingering impact of the product recall. In addition, as a result of the prematurity event, we incurred losses for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011. The melamine contamination incident and the prematurity event had negatively impacted our brand and reputation in China. There can be no assurance that similar future incidents will not occur, and if they were to occur it may negatively impact our future revenues and results of operations.

We may face liquidity challenges to meet our debt obligations and may require additional funding in the future.

As a result of the melamine contamination incident, we had negative cash flow from operations of $109.5 million for the fiscal year ended March 31, 2009. While our results have since improved, we continued to have negative cash flow from operations of $11.8 million for the fiscal year ended March 31, 2010. In addition, as a result of the prematurity event, we had negative cash flow from operations of $66.3 million for the fiscal year ended March 31, 2011. We had positive cash flow from operations of $65.7 million for the fiscal year ended March 31, 2012. At March 31, 2012, we had short-term debt of $86.6 million and long-term debt due within one year of $40.8 million. Our consolidated financial statements have been prepared assuming we will continue as a going concern, however, our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, there can be no assurance that our revenues will generate sufficient cash flows to meet our liquidity needs, and we therefore may have negative cash flows in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

 Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could materially adversely affect our reputation, competitiveness and results of operations.

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

All of our sales revenue is denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service−related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval by complying with certain procedural requirements. Therefore, after complying with certain procedural requirements, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

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

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with the generally accepted accounting principles in the PRC (“PRC GAAP”) to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As of March 31, 2012, the amount of our restricted net assets was $96.0 million. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. For example, in April 2012, the change in China’s Consumer Price Index increased 3.4% from the prior year according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and constrain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other actions, which could inhibit economic activity in China, and thereby harm the market for our products.

In the last few years, the government of China has undertaken various measures to alleviate the effects of inflation, including imposing national price controls on various products, including milk.The government of China may conclude that the prices of infant formula or our other products are too high and may institute price controls that would limit our ability to set prices for our products. The government of China has also encouraged local governments to institute price controls on similar products. Such price controls could adversely affect our future results of operations and the price of our common stock.

Our labor costs are likely to increase due to new Chinese labor laws.

We expect to experience an increase in our cost of labor due to changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to reduce the number of hours of overtime our employees can work, increase the salaries of our employees, provide additional benefits to our employees, and revise certain of our other labor practices. The increase in labor cost has increased our operating costs, which we have not always been able to pass through to our customers. In addition, under the new law, employees who have worked for us for at least 10 years or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duty. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

The audit reports included in this annual report are prepared by auditors who are not inspected by the U.S. Public Company Accounting Oversight Board and, as such, investors may be deprived of the benefits of such inspection.

As an auditor of companies that are publicly traded in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board, or the PCAOB, our independent registered public accounting firm is required by the laws in the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and the professional standards of the PCAOB. However, because our auditor is located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditor is not currently inspected by the PCAOB.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditor’s audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. In addition, the inability of the PCAOB to conduct auditor inspections in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures as compared to auditors located outside of China that are subject to regular PCAOB inspections. As a result, investors may be deprived of the benefits of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Risks Related to Our Common Stock

The market price of our common stock is volatile, and its value may be depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2012, the price of our common stock, as reported on the NASDAQ on which our common stock has traded, ranged between $4.05 and $52.24. Though we believe this dramatic fluctuation resulted mainly from the melamine contamination incident, the prematurity event and the worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

Although our common stock is traded on the NASDAQ Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the three month period ended March 31, 2012 was approximately 50,877 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarter is currently located in Beijing with around 45,500 square meters of leased office space and with 31,300 square meters of land as our management, marketing, and research and development headquarter. Synutra Illinois leases an executive office in Rockville, Maryland, USA. Our processing and packaging facilities are located in various locations in China, including Beijing, Qingdao, Luobei, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 144,650 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Subsidiary	Province/Region	Installed Capacity as of March 31, 2012	Description	Property Right
		(tons per year)
Shengyuan Nutrition	Shandong, Qingdao	73,000	Dry-mixing of powdered formula products	Land Use Right
		82,000	Packaging of powdered formula products	Land Use Right
Zhangjiakou	Hebei, Zhangjiakou	22,000	High oil whey protein powder processing	Land Use Right
Mengyuan	Inner Mongolia, Fengzhen	7,000	High oil whey protein powder processing	Land Use Right
Inner Mongolia Huiliduo	Inner Mongolia, Zhenglanqi	18,000	Production of prepared baby food	Land Use Right
Beijing Huiliduo	Beijing	540	Production of prepared baby foods	Land Use Right
Meitek	Shandong, Qingdao	2,400	Production of nutritional ingredients and supplements	Land Use Right
Mingshan	Heilongjiang, Luobei	3,600	Bean powder processing	Land Use Right

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

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2012, the end of the period covered by this report, the Company was subject to various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Other than as discussed below, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The NASDAQ Global/Global Select Market Price per Share
	High	Low
Fiscal Year Ending March 31, 2013
First Quarter (through June 8, 2012)	$6.20	$4.54
Fiscal Year Ended March 31, 2012
Fourth Quarter	$6.62	$4.24
Third Quarter	7.49	4.05
Second Quarter	10.02	4.54
First Quarter	11.73	9.14
Fiscal Year Ended March 31, 2011
Fourth Quarter	$14.36	$10.58
Third Quarter	14.60	10.33
Second Quarter	17.96	9.11
First Quarter	24.42	16.17

As of May 21, 2012, we had 30 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2012 the amount of our restricted net assets was $96.0 million.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended March 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the years ended March 31, 2009 and 2008 are derived from audited consolidated financial statements which are not included in this Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(in thousands except earnings per share data)
Selected Consolidated Statement of Income Data:
Net sales	$342,539	$248,516	$291,886	$312,528	$362,090
Cost of sales	201,618	170,769	208,476	259,086	175,568
Gross profit	140,921	77,747	83,410	53,442	186,522
Selling and distribution expenses	51,221	48,409	43,989	44,178	34,449
Advertising and promotion expenses	28,442	41,420	33,854	115,478	76,388
General and administrative expenses	23,948	28,261	24,509	25,455	16,013
Impairment of goodwill	—	1,440	—	—	—
Impairment loss from assets disposal	—	—	5,894	—	—
Other operating income, net	5,484	1,441	894	5,790	1,492
Income (loss) from operations	42,794	(40,342)	(23,942)	(125,879)	61,164
Interest expense	14,276	10,321	8,603	4,857	6,354
Interest income	1,870	820	1,850	341	1,801

Other income (expense), net	146	277	(1,081)	(580)	(3,084)
Income (loss) before income tax expense (benefit)	30,534	(49,566)	(31,776)	(130,975)	53,527
Income tax expense (benefit)	13,510	(9,306)	(6,904)	(30,386)	7,855
Net income (loss)	17,024	(40,260)	(24,872)	(100,589)	45,672
Net income (loss) attributable to the noncontrolling interest	287	(192)	(257)	(40)	11
Net income (loss) attributable to Synutra International, Inc. common stockholders	$16,737	$(40,068)	$(24,615)	$(100,549)	$45,661
Earnings (loss) per share-basic	$0.29	$(0.71)	$(0.46)	$(1.86)	$0.86
Earnings (loss) per share-diluted	$0.29	$(0.71)	$(0.46)	$(1.86)	$0.85

	March 31,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$64,793	$48,741	$48,693	$37,736	$97,425
Working capital (deficit)	10,565	(479)	(27,593)	(80,432)	111,230
Inventory	75,499	67,372	52,134	114,724	61,853
Total assets	447,913	398,704	349,357	472,571	294,318
Short-term debt	86,614	124,281	98,069	224,647	21,228
Long-term debt due within one year	40,831	38,131	61,194	—	1,923
Long-term debt	92,745	62,722	41,018	8,777	34,184
Capital lease obligation	4,726	5,540	5,372	5,254	—
Total long-term liabilities	104,243	74,310	52,497	20,468	39,993
Total equity	$97,092	$75,926	$52,931	$76,859	$171,259

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

Overview

We are a leading infant formula company in China. We principally produce, market and sell our products under the “Shengyuan” or “Synutra” name, together with other complementary brands in mainland China. We focus on selling premium infant formula products, which are supplemented by more affordable infant formulas targeting the mass market as well as other nutritional products and ingredients. We sell our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2012, this network comprised over 650 independent distributors and over 800 independent sub-distributors who sell our products in over 67,000 retail outlets.

We currently have three reportable segments which are:

●	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. Major brands include Super, U-Smart, My Angel and Helanruniu;

●	Baby food segment: Baby food segment covers the sale of prepared baby food for babies and children. It includes the brand of Huiliduo;

●
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

Our Other business includes non-core businesses such as sales of surplus milk powder, whey protein and raw milk to industrial customers.

In August 2010, there were several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China. In response to such media reports, MOH of China conducted tests on samples of our products and concluded that there was no link between our infant milk powder products and premature development in infants.

The following table shows the quarterly results of our powdered formula segment, which illustrate the impact of the prematurity event and our efforts to recover from it:

	Fiscal Year 2011				Fiscal Year 2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands except percentage)
Powdered formula segment
- Net sales	$79,244	$37,285	$20,722	$48,318	$40,163	$79,109	$99,843	$82,549
- Gross profit	45,054	10,645	3,332	19,280	16,936	38,845	48,674	38,020
- Gross margin	56.9%	28.6%	16.1%	39.9%	42.2%	49.1%	48.8%	46.1%

Overall
- Income (loss) from operations	16,290	(26,101)	(24,100)	(6,431)	(9,859)	15,027	21,433	16,193

Our operating status improved during fiscal year 2012. Powdered formula sales and the segment’s gross margin increased steadily, quarter-over-quarter, from the prior year. In fiscal year 2012, we continued to focus on enhancing the effectiveness of our sales network, and emphasizing close communications with our end customers. We continued to provide educational and information support to healthcare professionals, especially in rural areas, and to provide education to parents on nutritional needs of infants. We implemented marketing strategies which involve face to face meetings with end customers, conducting retail site demonstrations, organizing local promotional events, and sponsoring community workshops and projects. We believe these close contacts with end customers contributed to our recovery and growth.

Our net sales for the fiscal year ended March 31, 2012 increased to $342.5 million from $248.5 million for the prior fiscal year. Our gross profit for the fiscal year ended March 31, 2012 increased to $140.9 million from $77.7 million for the prior fiscal year. Our net income attributable to Synutra International, Inc. common stockholders for the fiscal year ended March 31, 2012 was $16.7 million, as compared to a loss of $40.1 million for the prior fiscal year.

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2012, which was RMB6.2943 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 8, 2012, the mid rate was RMB6.3188 to $1.00.

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following factors:

Perceptions of Product Quality and Safety

Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors that do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins. Moreover, a decrease in the quality and safety of any particular product could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. For example, the melamine contamination incident had resulted in a significant reduction in the sales of a number of major dairy product companies in China, including us, and the prematurity event resulted in a significant decline in our sales. If a future market crisis involving any of our products should occur, especially if management failed to respond to such crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, damage our brand and adversely affect our results of operations.

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

Raw Material Supply and Prices

The per unit costs of producing our infant formula are subject to the supply and price volatility of milk powder and other raw materials, which are affected by the PRC and global markets. Increases in the price of milk powder and whey protein powder would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—Our results of operations may be affected by fluctuations in availability and price of raw materials.

Advertising and Sales Promotion Costs

We have historically relied on our extensive distribution network, our consumer education programs and customer relation services to market and sell our products. We spent aggressively on advertising and promotions to rebuild our brand image and to recover customers and market share after the prematurity event. As our market share has stabilized, we reduced our spending on advertising and promotion, and refocused our efforts to achieve effective market pull-through with new customers by supporting increased activities on the consumer-end and beyond the distribution channels by our field promoters in the communities and our nutrition education professionals at the medical and healthcare facilities. For example, we trained our in-store promoters to approach potential consumers more proactively, including conducting more home visits, phone communications and educational programs. We do not expect significant increase in advertising and promotion expenses in near future.

Taxation

We file separate tax returns in the United States, Hong Kong, Holland and China. Income taxes of our subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois and Synutra Delaware, applicable U.S. tax laws are followed. For Synutra International (HK) Company Limited, applicable Hong Kong tax laws are followed. For Unisono, applicable Holland tax laws are followed.

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

We operate under tax holidays in PRC, which are effective through December 2012. The impact of these tax holidays increased PRC tax expense by $71,000 for fiscal year ended March 31, 2012, increased PRC tax benefit by $42,000 for fiscal year ended March 31, 2011, and decreased PRC tax benefit by $1.4 million for fiscal year ended March 31, 2010. The benefit of the tax holidays on earnings per share was nearly zero, nearly zero and $(0.03) for fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:
Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	No tax holiday
Heilongjiang Mingshan Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Zhangjiakou Chahaer Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Inner Mongolia Huiliduo Food Co., Ltd.	25%	2 years tax exempt (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax exempt (2008, 2009); 3 years tax at 12.5% (2010-12)
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	20% (2009), 22% (2010), 24% (2011), 25% (2012)

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

Revenue

We recognize revenue when title and risk and rewards for the products are transferred to the customer, price is fixed and determinable and collectability is reasonably assured. At the time of the sale, we also record estimates for a variety of sales deductions, including rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of our nutritional product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order together with advance payment, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The revenue recognition of My Angel series, which is directly sold to baby stores, is similar to that of our sales through distributors, and the sales revenue is realized and earned upon acceptance of the delivered of products by the baby stores. We apply this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

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

In August 2011, we amended our distribution agreement with a significant distributor, which provided that the title of the goods is not transfered to the distributor until cash is received. Revenue is now recognized when cash is received from that distributor for sales in accordance with the written arrangement, and delivery has occurred. Inventory held on consignment by the distributor is now included in our finished goods inventory.

Our gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers. These deductions represent estimates of the related obligations, requiring the use of judgment when estimating the impact of these sales deductions on gross sales for a reporting period. We report these adjustments as a reduction of gross sales to arrive at net sales.

●
We offer rebates to distributors and supermarket retailers to sustain and increase our product market share. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, we estimate rebates based on the specific terms in each agreement, historical experience, anticipated reimbursement channel mix and product growth rates. We consider the sales performance of products subject to rebates and other contract discounts and adjust the provision periodically to reflect actual experience. Actual amounts may differ if the actual performance varies from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

●
We offer product discounts to compensate distributors for the promotional activities which were previously performed by us. Prior to August 2009, promotional activities were generally jointly performed by distributors and us, and each party was responsible for the pre-determined portion of expense respectively. Effective August 2009, we established a monthly budget for promotional expenses. Distributors are responsible for organizing the promotional activities, and providing the documentation of their expenses, which are recorded as product discounts and a reduction of the receivable from distributors in the applicable month.

●
We record a provision for estimated sales returns due to package damage and termination of distributorships. The sales return amount represents management’s best estimates based on the available information at the time of estimate.

●
For product sales and promotions at supermarkets and shopping malls, certain expenses in relation to shelf display, end-cap placement, bar-coding, banner advertising, etc. are paid to supermarkets and shopping mall operators. These expenses are deducted from revenues.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts primarily based on the age of receivables and factors surrounding the credit risk of specific customers. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. We perform risk assessment for each customer, and provide specific allowance for those deemed to have a high risk of uncollectibility. We also record a provision for other customers without specific risks based on a review of the receivables aging. Bad debts are written off as incurred.

Inventories

Our inventories are stated at the lower of cost or market. The valuation of inventory requires us to estimate excess and slow moving inventory. The determination of the value of excess and slow moving inventory is based upon assumptions of future demands and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends. We record write-downs against the cost of inventories for a decline in market, which establishes a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information and project future demand. Market conditions are subject to change and actual consumption of inventories could differ materially from forecasted demand. Furthermore, the price of milk powder is subject to fluctuations based on global supply and demand. If actual market conditions are less favorable or other factors arise that are significantly different from those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required.

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

We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2012, we believed all earnings generated in China and Hong Kong would be permanently reinvested and as a result, we did not record any income taxes on such earnings.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2012, we had recorded liabilities of $697,000 for our PRC subsidiaries.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2012, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

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

	Fiscal Years Ended March 31,
	2012		2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(in thousands)
Net sales	$342,539	100.0%	$248,516	100.0%	$291,886	100.0%
Cost of sales	201,618	58.9%	170,769	68.7%	208,476	71.4%
Gross profit	140,921	41.1%	77,747	31.3%	83,410	28.6%
Selling and distribution expenses	51,221	15.0%	48,409	19.5%	43,989	15.1%
Advertising and promotion expenses	28,442	8.3%	41,420	16.7%	33,854	11.6%
General and administrative expenses	23,948	7.0%	28,261	11.4%	24,509	8.4%
Impairment of goodwill	—	—	1,440	0.6%	—	—
Impairment loss from assets disposal	—	—	—	—	5,894	2.0%
Other operating income, net	5,484	1.6%	1,441	0.6%	894	0.3%
Income (loss) from operations	42,794	12.5%	(40,342)	-16.2%	(23,942)	-8.2%
Interest expense	14,276	4.2%	10,321	4.2%	8,603	2.9%
Interest income	1,870	0.5%	820	0.3%	1,850	0.6%
Other income (expense), net	146	0.0%	277	0.1%	(1,081)	-0.4%
Income (loss) before income tax expense (benefit)	30,534	8.9%	(49,566)	-19.9%	(31,776)	-10.9%
Income tax expense (benefit)	13,510	3.9%	(9,306)	-3.7%	(6,904)	-2.4%
Net income (loss)	17,024	5.0%	(40,260)	-16.2%	(24,872)	-8.5%
Net income (loss) attributable to the noncontrolling interest	287	0.1%	(192)	-0.1%	(257)	-0.1%
Net income (loss) attributable to Synutra International, Inc. common stockholders	$16,737	4.9%	$(40,068)	-16.1%	$(24,615)	-8.4%

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Net Sales

Net sales for the fiscal year ended March 31, 2012 was $342.5 million, compared to $248.5 million for the prior fiscal year. This increase in net sales was mainly due to the increase in net sales of the powdered formula segment, as we recovered from the prematurity event, partially offset by the decrease in Other business.

 Powdered formula segment

Net sales of our powdered formula products, including infant powdered formula and other powdered formula products for children and adults, accounted for 88.1% of our total sales for the fiscal year ended March 31, 2012. Net sales of our powdered formula products for the fiscal year ended March 31, 2012 was $301.7 million, as compared to $185.6 million for the prior fiscal year, primarily as a result of the following factors:

●
Sales volume of powdered formula products for the fiscal year ended March 31, 2012 was 27,526 tons, as compared to 24,927 tons for the prior fiscal year, due primarily to the recovery from the prematurity event since the second quarter of fiscal year 2012. As we announced to implement an approximately 15% price increase beginning on April 1, 2012, distributors increased their orders placed in the second half of fiscal 2012, which also contributed to the sales volume increase comparing with fiscal year 2011.

●
The average selling price of our powdered formula products for the fiscal year ended March 31, 2012 was $10,959 per ton, compared to $7,444 per ton for the prior fiscal year. The increase in average selling price is mainly due to a reduction in our fixed discounts per ton, which mainly represents fixed compensation for the promotional activities undertaken by our distributors. Since our sales volume increased, primarily attributable to our recovery from the prematurity event, the discounts we were required to offer have decreased as a percentage of sales. Also, our average selling price has been improving and has returned to the level before the prematurity event.

Baby food segment

Net sales of baby food segment for the fiscal year ended March 31, 2012 was $255,000, as compared to $495,000 for the prior fiscal year. The product mix in this segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. As part of our sustained response to the prematurity event, we continued to focus our efforts on the recovery of the powdered formula segment in fiscal year 2012, and did not develop the baby food segment as planned.

Nutritional ingredients and supplements segment

Net sales of nutritional ingredients and supplements segment for the fiscal year ended March 31, 2012 was $907,000, compared to $1.0 million for the prior fiscal year. The product mix in this segment is comprised mainly of chondroitin sulfate sold to third parties. The inter-segment sales for the fiscal year ended March 31, 2012 was $12.2 million, compared to $8.3 million for the prior fiscal year. The inter-segment sales represent sales of microencapsulated DHA and ARA, which were used in the production of powdered infant formula products.

Other

Other sales for the fiscal year ended March 31, 2012 was $39.7 million, compared to $61.5 million for the prior fiscal year. We sold surplus imported milk powder of $27.7 million to industrial customers this year as compared to $45.9 million in the prior year. The rest of sales mainly include sales of self-produced milk powder, raw milk and whey protein.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2012 was $201.6 million, compared to $170.8 million for the prior fiscal year. The increase in the cost of sales is mainly due to the increase in cost of sales of powdered formula segment, partially offset by the decrease in cost of Other business.

Powdered formula segment

Cost of sales for the powdered formula products for the fiscal year ended March 31, 2012 was $159.2 million, compared to $107.3 million for the prior fiscal year. The increase in the cost of sales is mainly due to the increase in sales volume, and the increase in promotional product cost.

Baby food segment

Cost of sales of the baby food segment for the fiscal year ended March 31, 2012 was $2.4 million, as compared to $1.7 million for the prior fiscal year.

Nutritional ingredients and supplements segment

Cost of sales of the nutritional ingredients and supplements segment for the fiscal year ended March 31, 2012 was $3.3 million, as compared to $3.1 million for the prior fiscal year.

Other

Other cost of sales for the fiscal year ended March 31, 2012 was $36.8 million, compared to $58.7 million for the prior fiscal year. Cost of surplus imported milk powder sold was $27.1 million for the fiscal year ended March 31, 2012, as compared to $43.0 million for the prior fiscal year.

Gross Profit and Gross Margin

As a result of the foregoing, gross profit for the fiscal year ended March 31, 2012 was $140.9 million, compared to $77.7 million for the prior fiscal year. Gross profit for our powdered formula products for the fiscal year ended March 31, 2012 was $142.5 million, compared to $78.3 million for the prior fiscal year.

Our overall gross margin was 41.1% for the fiscal year ended March 31, 2012, compared to 31.3% for the prior fiscal year. Our gross margin for powdered formula products was 47.7% for the fiscal year ended March 31, 2012, compared to 42.2% for the prior fiscal year.

Selling and Distribution Expenses

Selling and distribution expenses for the fiscal year ended March 31, 2012 was $51.2 million, compared to $48.4 million for the prior fiscal year. The major portion of the selling and distribution expenses are compensation expense, freight charges, and travel expense. This increase was mainly due to the increase in compensation expenses, which was led by the increase in powdered formula segment sales. Total compensation expense for the fiscal year ended March 31, 2012 increased to $32.8 million from $30.4 million for the prior fiscal year.

Advertising and Promotion Expenses

Advertising and promotion expenses for the fiscal year ended March 31, 2012 was $28.4 million, compared to $41.4 million for the prior fiscal year. Advertising expenses for the fiscal year ended March 31, 2012 decreased to $11.5 million from $22.6 million for the prior fiscal year, as we spent significantly on media advertising immediately after the prematurity event to improve our brand image. Promotion expenses for the fiscal year ended March 31, 2012 was $16.9 million, compared to $18.9 million for the prior fiscal year.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2012 was $23.9 million, compared to $28.3 million for the prior fiscal year. The decrease was mainly due to $1.5 million to finance prematurity-related research and related public education in the prior fiscal year, $1.5 million decrease in rental expense as we modified the lease agreement of our Beijing headquarter, and $1.1 million decrease in bad debt expense.

Impairment of goodwill

Goodwill of $1.4 million was fully impaired during the fiscal year ended March 31, 2011, as a result of conditions surrounding the baby food business.

Other Operating Income, Net

Other operating income for the fiscal year ended March 31, 2012 was $5.5 million, compared to $1.4 million for the prior fiscal year. The income represented the receipt of a general purpose subsidy from a local government.

Interest Expense

Interest expense for the fiscal year ended March 31, 2012 increased to $14.3 million from $10.3 million for the prior fiscal year. The increase was mainly due to the increase in weighted average interest rate of borrowings from PRC banks, as China’s central bank raised the benchmark lending rate several times since October 2010.

Interest Income

Interest income for the fiscal year ended March 31, 2012 increased to $1.9 million from $820,000 for the prior fiscal year. The increase is mainly due to the increased weighted average restricted cash balance, which earns a higher interest rate than cash and cash equivalents, and the increase in the rate of interest paid on deposits, as China’s central bank raised the benchmark deposit rate several times since October 2010.

Other Income (Expense), Net

Other income for the fiscal year ended March 31, 2012 was $146,000, compared to other income of $277,000 for the prior fiscal year.

Income Tax Expense (Benefit)

As a result of the income generated, we recorded an income tax expense of $13.5 million for the fiscal year ended March 31, 2012, compared to income tax benefit of $9.3 million for prior year. Our effective tax rate was 44.2% for the fiscal year ended March 31, 2012, compared to 18.8% for the prior fiscal year.  The increase in the effective tax rate was driven primarily by the effect of a tax refund for overpaid income taxes recognized in the fiscal year ended March 31, 2011 and the valuation allowance established for net operating loss carryforwards of certain subsidiaries in the fiscal year ended March 31, 2012.

Net Income (Loss) Attributable to Synutra International, Inc. Common Stockholders

As a result of the foregoing, net income attributable to Synutra International, Inc. for the fiscal year ended March 31, 2012 was $16.7 million, compared to a net loss of $40.1 million for the prior fiscal year.

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

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2011 increased by 15.3% to $28.3 million from $24.5 million for the prior fiscal year. The increase was mainly due to $1.5 million to finance prematurity-related research and related public education, $0.5 million impairment loss for long-lived assets, and $0.3 million impairment loss of an intangible asset of the baby food segment.

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

The consolidated financial statements of the Company have been prepared in accordance with US GAAP. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. As a result of the prematurity event and subsequent loss of sales, the Company experienced significant operating losses and negative cash flows from operations for the fiscal year ended March 31, 2011.

As discussed in the Overview section, the Company made efforts to improve its operating status. As a result, the Company has positive operating income and operating cash inflow since the second quarter of fiscal year 2012. For the fiscal year ended March 31, 2012, the Company generated $65.7 million in operating cash inflow. In addition, the Company successfully refinanced certain loans which came due in the fourth quarter of fiscal year 2012 to long-term loans. As such, Management believes the Company has the ability to meet its financial obligations as they come due, for at least the next twelve months and will continue as a going concern.

Our cash and cash equivalent improved from $48.7 million as of March 31, 2011 to $64.8 million as of March 31, 2012. As we improve our financial performance, we believe that our future cash and cash equivalent will be sufficient for our operating needs.

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$65,669	$(66,265)	$(11,824)
Net cash provided by (used in) investing activities	(38,314)	(9,368)	56,529
Net cash provided by (used in) financing activities	(12,872)	73,684	(33,804)
Effect of foreign currency translation on cash and cash equivalents	1,569	1,997	56
Net cash flow	$16,052	$48	$10,957

Cash Flows from Operating Activities

Net cash provided by operating activities was $65.7 million for the fiscal year ended March 31, 2012. Net cash provided by operating activities for the fiscal year ended March 31, 2012 included net income of $17.0 million, non-cash items not affecting cash flows of $29.4 million, and $19.3 million decrease in working capital. The changes in working capital for the fiscal year ended March 31, 2012, were primarily related to a $17.1 million increase in other liabilities, and $10.9 million increase in accounts payable, partially offset by $5.5 million increase in prepaid expense and other current assets, and $5.7 million increase in inventories. In the fiscal year ended March 31, 2012, we spent $265.9 million to purchase raw materials and other production materials, $44.7 million in staff compensation and social welfare, $18.1 million in other taxes, $37.4 million in selling and distribution, advertising and promotion, and general and administrative expenses, $13.5 million in interest, and received $446.0 million from our customers.

Net cash used in operating activities was $66.3 million for the fiscal year ended March 31, 2011. Net cash used in operating activities for the fiscal year ended March 31, 2011 included net loss of $40.3 million, non-cash items not affecting cash flows of $8.1 million, and a $34.1 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2011, were primarily related to a $22.9 million increase in accounts receivable due to our support to distributors to help their recovery, and $13.0 million increase in goods in transit of inventories caused by the long lead time to import raw materials. In the fiscal year ended March 31, 2011, we spent $224.9 million to purchase raw materials and other production materials, $42.1 million in staff compensation and social welfare, $23.9 million in other taxes, $71.5 million in selling and distribution, advertising and promotion, and general and administrative expenses, $166,000 in income taxes, $9.3 million in interest, and received $304.6 million from our customers.

Net cash used in operating activities was $11.8 million for the fiscal year ended March 31, 2010. Net cash used in operating activities for the fiscal year ended March 31, 2010 included net loss of $24.9 million, non-cash items not affecting cash flows of $18.2 million, and a $5.2 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2010, were primarily related to a $61.3 million decrease in inventories due to sales of surplus industrial milk powder, and a $57.2 million decrease in accounts payable due to the settlement of certain accumulated extended liabilities. In the fiscal year ended March 31, 2010, we spent $217.7 million to purchase raw materials and other production materials, $38.1 million in staff compensation and social welfare, $33.2 million in other taxes, $86.4 million in selling and distribution, advertising and promotion, and general and administrative expenses, $762,000 in income taxes, $10.7 million in interest, and received $374.7 million from our customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $38.3 million for the fiscal year ended March 31, 2012. Cash invested in purchases of property and equipment was $27.3 million for the fiscal year ended March 31, 2012. Cash outflow in connection with restricted cash was $11.7 million for the fiscal year ended March 31, 2012. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings.

Net cash used in investing activities was $9.4 million for the fiscal year ended March 31, 2011. Cash invested in purchases of property and equipment was $8.2 million for the fiscal year ended March 31, 2011. Cash outflow from restricted cash was $2.9 million for the fiscal year ended March 31, 2011. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings. Cash outflow from payment of land lease was $7.5 million, representing the prepayment on the lease for our Beijing headquarters.

Net cash provided by investing activities was $56.5 million for the fiscal year ended March 31, 2010. Cash invested in purchases of property and equipment was $13.3 million for the fiscal year ended March 31, 2010. The decrease is mainly due to the suspension of major investing projects in the aftermath of the melamine contamination incident. We expect the suspension will slow down our expansion into the baby food business. Cash inflow from restricted cash was $51.1 million for the fiscal year ended March 31, 2010 due to repayment of certain bank borrowings which was secured by cash. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of machinery and raw materials and as pledges for certain short-term borrowings.

Cash Flows from Financing Activities

Net cash used in financing activities was $12.9 million for the fiscal year ended March 31, 2012. Cash used in financing activities during the fiscal year ended March 31, 2012 was primarily related to the receipt of $206.7 million from short-term loans and $95.7 million from long-term loans, offset by repayments of $250.7 million for short-term loans, and $64.3 million for long-term loans.

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

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 8.  Financial Statements and Supplementary Data – Note 10 to Consolidated Financial Statements.”

Tabular Disclosure of Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. We plan for and measure our liquidity and capital resources through an annual budgeting process.

Below is a table setting forth our contractual obligations as of March 31, 2012.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and related interest payment obligations	$145,923	$47,666	$98,257	$—	$—
Capital lease obligations	17,966	—	689	1,037	16,240
Operating lease obligations	65,069	154	2,468	3,805	58,642
Purchase commitments	16,967	16,967	—	—	—
Capital expenditure commitments	633	613	20	—	—
Total	$246,558	$65,400	$101,434	$4,842	$74,882

We computed the long-term debt-related interest based on the interest rate as of March 31, 2012.

As of March 31, 2012, our uncertain income tax liability was $697,000. We are unable to reasonably estimate the timing of the effective settlement of this tax position.

Capital Expenditures

Our cash outflows for capital expenditures were $27.3 million, $8.2 million and $13.3 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Due to the fast expansion of our business before the melamine incident, we leased a plot of land and certain buildings on the land in Beijing in July 2008. This now serves as our corporate headquarters with 45,500 square meters of office space and a campus area of 31,300 square meters, housing all of our management, marketing and research and development offices. As a result of the melamine incident and prematurity event, we postponed the renovation of the buildings until fiscal year 2012. Since the leased buildings only consisted of a structural framework and were not ready for use, we have made significant modifications and renovations to the original buildings, including building certain subordinate buildings and installing necessary equipment. Most of the renovation work was completed by March 31, 2012. Total expenditures are estimated to be $34.6 million, with $10.2 million borne by the lessor.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820) to converge the fair value measurement guidance in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. ASU 2011-04 was effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. ASU 2011-12 defers the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU’s do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 and ASU 2011-12 are both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The Company early adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated results of operations or financial position. The Company does not expect that adoption of ASU 2011-12 will have a material impact on the Company's consolidated results of operations or financial position.

In December 2011, the FASB has issued an authoritative pronouncement related to Disclosures about Offsetting Assets and Liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this ASU is not expected to have a significant effect on our consolidated financial statements.

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

Considering the RMB balance of our cash and cash equivalents as of March 31, 2012, which amounted to $64.8 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.6 million of the balance.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2012. We currently do not use interest rate swaps to manage exposure to interest rate changes.

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

Commodities Risk

Imported milk powder and whey protein are the principal raw materials in the Company’s business, accounting for approximately 65% of the Company’s production costs. As such, the Company is exposed to the fluctuations in the price of milk powder and whey protein. During the past two fiscal years, the rise and fall in the prices of these commodities have affected the Company’s business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of the Company’s powdered formula products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.:

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and subsidiaries (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of the material weakness.

/s/ Deloitte Touche Tohmatsu CPA Ltd.
Shanghai, China
June 14, 2012

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$64,793	$48,741
Restricted cash	30,425	37,690
Accounts receivable, net of allowance of $7,845 and $8,779, respectively	38,753	46,021
Inventories	75,499	67,372
Due from related parties	12,262	13,708
Income tax receivable	227	259
Receivable from assets disposal	1,037	1,714
Prepaid expenses and other current assets	16,320	11,562
Deferred tax assets	17,827	20,922
Total current assets	257,143	247,989

Property, plant and equipment, net	134,902	109,811
Land use rights, net	10,198	6,096
Intangible assets, net	4,377	3,140
Restricted cash	21,019	0
Other assets	1,367	4,022
Deferred tax assets	18,907	27,646
TOTAL ASSETS	$447,913	$398,704
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$86,614	$124,281
Long-term debt due within one year	40,831	38,131
Accounts payable	70,927	52,923
Due to related parties	1,655	2,330
Advances from customers	5,991	4,890
Other current liabilities	40,560	25,913
Total current liabilities	246,578	248,468
Long-term debt	92,745	62,722
Deferred revenue	4,377	4,456
Capital lease obligations	4,726	5,540
Other long-term liabilities	2,395	1,592
Total liabilities	350,821	322,778
Commitments and Contingencies
Equity:
Synutra International, Inc. shareholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2012 and 2011, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(71,620)	(88,357)
Accumulated other comprehensive income	32,201	28,204
Total Synutra International, Inc. stockholders’ equity	96,027	75,293
Noncontrolling interest	1,065	633
Total equity	97,092	75,926
TOTAL LIABILITIES AND EQUITY	$447,913	$398,704

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2012	2011	2010
	(in thousands except earnings per share data)
Net sales	$342,539	$248,516	$291,886
Cost of sales	201,618	170,769	208,476
Gross profit	140,921	77,747	83,410

Selling and distribution expenses	51,221	48,409	43,989
Advertising and promotion expenses	28,442	41,420	33,854
General and administrative expenses	23,948	28,261	24,509
Impairment of goodwill	0	1,440	0
Impairment loss from assets disposal	0	0	5,894
Other operating income, net	5,484	1,441	894
Income (loss) from operations	42,794	(40,342)	(23,942)

Interest expense	14,276	10,321	8,603
Interest income	1,870	820	1,850
Other income (expense), net	146	277	(1,081)
Income (loss) before income tax expense (benefit)	30,534	(49,566)	(31,776)
Income tax expense (benefit)	13,510	(9,306)	(6,904)
Net income (loss)	17,024	(40,260)	(24,872)

Net income (loss) attributable to the noncontrolling interest	287	(192)	(257)
Net income (loss) attributable to Synutra International, Inc. common stockholders	$16,737	$(40,068)	$(24,615)

Earnings (loss) per share – basic and diluted	$0.29	$(0.71)	$(0.46)
Weighted average common stock outstanding – basic and diluted	57,301	56,476	54,001

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$17,024	$(40,260)	$(24,872)
Other comprehensive income
Currency translation adjustment	4,014	4,204	95
Comprehensive income (loss)	21,038	(36,056)	(24,777)
Less: Comprehensive income (loss) attributable to noncontrolling interest	304	(177)	(256)
Comprehensive income (loss) attributable to Synutra International, Inc. common stockholders	$20,734	$(35,879)	$(24,521)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
	(in thousands)
Balance, March 31, 2009	54,001	$5	$76,607	(23,674)	23,921	537	77,396
Net loss	0	0	0	(24,615)	0	(257)	(24,872)
Currency translation adjustment	0	0	0	0	94	1	95
Other	0	0	0	0	0	312	312
Balance, March 31, 2010	54,001	5	76,607	(48,289)	24,015	593	52,931
Net loss	0	0	0	(40,068)	0	(192)	(40,260)
Issuance of common stock	3,300	1	58,833	0	0	0	58,834
Currency translation adjustment	0	0	0	0	4,189	15	4,204
Other	0	0	0	0	0	217	217
Balance, March 31, 2011	57,301	6	135,440	(88,357)	28,204	633	75,926
Net income	0	0	0	16,737	0	287	17,024
Currency translation adjustment	0	0	0	0	3,997	17	4,014
Other	0	0	0	0	0	128	128
Balance, March 31, 2012	57,301	$6	$135,440	$(71,620)	$32,201	$1,065	$97,092

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011	2010
	(in thousands)
Operating activities:
Net income (loss)	$17,024	$(40,260)	$(24,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	0	175	321
Depreciation and amortization	11,751	10,671	10,098
Bad debt expense	3,386	4,209	4,404
Goodwill and intangible asset impairment	0	1,700	0
Loss on disposal of property, plant and equipment	270	555	10
Impairment loss of property, plant and equipment	0	0	5,894
Deferred income tax	13,834	(9,441)	(2,805)
Other compensation expense	128	217	312
Changes in assets and liabilities:
Accounts receivable	3,884	(22,896)	(4,538)
Inventories	(5,685)	(12,976)	61,336
Due from related parties	419	(2,835)	(5,699)
Prepaid expenses and other current assets	(5,453)	(1,291)	1,150
Prepaid land use right	(4,358)	0	0
Accounts payable	10,882	1,258	(57,159)
Due to related parties	1,562	1,819	(2,432)
Advances from customers	964	(4,804)	3,917
Income tax receivable	14	282	955
Deferred revenue	(55)	(168)	(992)
Product recall provision	0	0	(4,547)
Other liabilities	17,102	7,520	2,823
Net cash provided by (used in) operating activities	65,669	(66,265)	(11,824)

Investing activities:
Acquisition of property, plant and equipment	(27,323)	(8,249)	(13,264)
Payment for land lease	0	(7,458)	0
Change in restricted cash	(11,738)	(2,891)	51,059
Payment for business acquisitions	0	0	(1,468)
Proceeds from assets disposal	747	9,230	20,202
Net cash provided by (used in) investing activities	(38,314)	(9,368)	56,529

Financing activities:
Proceeds from short-term debt	206,738	206,114	337,659
Repayment of short-term debt	(250,743)	(179,552)	(403,704)
Proceeds from long-term debt	95,729	57,671	32,241
Repayment of long-term debt	(64,263)	(67,339)	0
Payment on capital lease obligations	(333)	(2,044)	0
Proceeds from issuance of common stock	0	62,700	0
Issuance costs for common stock issuance	0	(3,866)	0
Net cash provided by (used in) financing activities	(12,872)	73,684	(33,804)

Effect of exchange rate changes on cash and cash equivalents	1,569	1,997	56

Net change in cash and cash equivalents	16,052	48	10,957
Cash and cash equivalents, beginning of year	48,741	48,693	37,736
Cash and cash equivalents, end of year	$64,793	$48,741	$48,693

Supplemental cash flow information:
Interest paid	$13,547	$9,255	$10,742
Income tax paid	83	166	762

Non-cash investing and financing activities:
Purchase of property, plant and equipment by payable	$5,178	$(108)	$0
Assets disposal by other receivable	0	1,714	5,879
Purchase of intangible assets by accounts receivable	1,209	0	0

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Company’s business was significantly impacted by the prematurity event in 2010. As a result, the Company experienced a net loss and negative cash flows from operations in the year ended March 31, 2011, and had a high asset liability ratio as of March 31, 2012. However, considering the following facts, the Company regards the going concern assumption as appropriate: 1) certain debts which were due before the year-end have been refinanced on a long-term basis; and 2) the Company has operating income and positive operating cash flows since the second quarter of fiscal year 2012. Accordingly, Management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

B.	Basis of consolidation

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., its subsidiaries and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd., in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity.

US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIEs, the Company controls the operating activities and holds all the beneficial interests of the VIEs and has been determined to be the primary beneficiary of the VIEs. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIEs are insignificant and hold deminimis assets and liabilities.

Net income or loss of a subsidiary is attributed to the Company and to the noncontrolling interests either on the basis of relative ownership interest or in accordance with contractual agreements that specify a different allocation, such as in the case of VIEs. Noncontrolling interests in subsidiaries are presented separately from the Company's equity therein.

C.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.  Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, inventory valuation, accrued product replacement provision, accrued consumer royalty program obligations, the useful lives of and impairment for property and equipment and definite-lived intangible assets, impairment of goodwill and indefinite lived intangible assets, valuation allowance of deferred tax assets and provision for uncertain tax position.

D.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

E.	Restricted cash

Restricted cash are bank demand deposits used as security against letter of credits and short-term and long-term borrowings.

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

Inventories are stated at the lower of cost or market. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the market for its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds market. Potential losses from obsolete and slow-moving inventories are recorded when identified.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. The useful lives for property, plant and equipment are as follows:

Buildings and renovations	20 - 40 years
Plant and machinery	5 - 10 years
Office equipment and furnishings	3 - 5 years
Motor vehicles	5 years
Others	5 years

I.	Leases

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

The capitalized interest recognized for the fiscal years ended March 31, 2012, 2011 and 2010 was nil, nil and $346,000 respectively, associated with construction in progress.

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

The present value of costs associated with location closings, primarily one-time employee termination benefit, is charged to earnings when the Company has ceased using the specific location. At March 31, 2012 and 2011, the obligation associated with location closings was nil and $297,000, respectively, and is included within other current liabilities in the consolidated balance sheets.

L.	Impairment of goodwill and indefinite lived intangible assets

Goodwill is tested for impairment using a two-step process on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill and indefinite lived intangible assets. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Intangible assets with an indefinite life are tested for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal in amount to that excess.

Management performs its annual impairment test for goodwill and intangible assets with indefinite life on March 31. In fiscal year ended March 31, 2012, no intangible assets were impaired. In fiscal year ended March 31, 2011, the Company recorded impairment loss of goodwill and definite-lived intangible assets of $1.4 million and $0.3 million, respectively.

M.	Income taxes

Current income taxes are provided for in accordance with the laws and regulations applicable to the Company as enacted by the relevant tax authorities. Income taxes are accounted for under the asset and liability method. Deferred taxes are determined based upon differences between the financial reporting and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. Net operating losses are carried forward and credited by applying enacted statutory tax rates applicable to future years. A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on the characteristics of the underlying assets and liabilities, or the expected timing of their use when they do not relate to a specific asset or liability.

The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. Income tax related interest is classified as interest expenses and penalties as income tax expense.

N.	Foreign currency translation

The functional currency and reporting currency of Synutra International, Inc. and Synutra Illinois are United States Dollar (“US Dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year are converted into the US dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statement of operations. Transaction gain or loss was $1.2 million gain, $642,000 gain, and $605,000 loss for the year ended March 31, 2012, 2011 and 2010, respectively and are recorded in Other income (expense), net.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”) which are their functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of the consolidated statements of comprehensive income (loss).

O.	Revenue recognition

The Company recognizes revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectability is reasonably assured. At the time of sale, the Company also records estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of the Company’s nutritional product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order, sales revenue is realized and earned upon acceptance of delivery of products by the distributors. The revenue recognition of My Angel series, which is directly sold to baby stores, is similar to that of distributor sales, and the sales revenue is realized and earned upon acceptance of delivery of products by the baby stores. The Company applies this revenue recognition policy uniformly to all nutritional products, including all dairy-based pediatric and adult nutritional products.

A small fraction of the Company’s nutritional product sales are through supermarket retailers directly. The Company’s revenue arrangement with some of these retailers includes a right of return clause. The Company’s price to the supermarkets is fixed. The supermarkets’ obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product. The Company recognizes revenue when the supermarkets have paid the Company, or the supermarkets are obligated to pay the Company and the obligation is not contingent on resale of the product. The amount of future returns are estimated and recognized in the current period.

In August 2011, the Company amended the distribution agreement with a significant distributor, which provided that the title of the goods is not transferred to the distributor until cash is received. Revenue is now recognized when cash is received from that distributor for sales consistent with the terms of the arrangement and delivery has occurred. Inventory held on consignment by the distributor is now included in the finished goods inventory.

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

●
The Company offers rebates to distributors and supermarket retailers to sustain and increase the Company’s product market share. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain performance parameters relating to product purchases, formulary status and/or pre-established market share milestones relative to competitors. Since rebates are contractually agreed upon, the Company estimates rebates based on the specific terms in each agreement, historical experience, anticipated reimbursements channel mix and product growth rates. The Company considers the sales performance of products subject to rebates and other contract discounts and adjusts the provision periodically to reflect actual experience. Actual amounts may differ if actual performance varies from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

●
The Company offers product discounts to compensate distributors for the promotional activities which were previously performed by the Company. Prior to August 2009, promotional activities were generally jointly performed by distributors and the Company, and each party was responsible for the pre-determined portion of expenses respectively. Effective August 2009, the Company establishes a monthly budget for promotional expenses. Distributors are responsible for organizing the promotional activities, and providing the Company with documentation of their expenses, which would be recorded as product discounts and a reduction of the receivable from distributors in the applicable month.

●
The Company records a provision for estimated sales returns due to package damage and termination of distributorships. The sales return amount represents management’s best estimates based on the available information at the time of estimate.

●
For product sales and promotions at supermarkets and shopping malls, certain expenses in relation to shelf display, end-cap placement, bar-coding, banner advertising, etc. are paid to supermarkets and shopping mall operators. These expenses are deducted from revenues.

P.	Shipping and handling costs

Shipping and handling costs are expensed as incurred and outbound freight is not billed to customers. Shipping and handling costs are included in selling and distribution expenses. The expenses were $5.3 million, $4.4 million and $4.7 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Q.	Advertising and promotion expenses

Advertising and promotion expenses are expensed as incurred.

R.	Government subsidies

Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government grants related to property, plant, and equipment are deferred and amortized in a manner consistent with the depreciation expense of the related assets over the useful lives of these assets. Government subsidies relating to specific borrowings are recorded as an offset to the interest expense over the term of these borrowings. Unrestricted government subsidies from local governmental agencies allowing the Company full discretion in the fund utilization were $5.5 million, $1.4 million and $894,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, which were recorded in other operating income in the consolidated statements of operations.

S.	Employee’s benefits

Mandatory contributions are made to the government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statements of operation in the same period as the related salary cost.

T.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to holders of common stock by the weighted average number of common stock outstanding during the year.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Common stock equivalents are excluded from the computation in loss periods and in periods when the average market price of the common stock exceeds the exercise price of the securities or other contracts to issue common stocks as their effects would be anti-dilutive.

U.	Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity of the Company during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners, including adjustments to accumulated foreign currency translation.

V.	Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, due from related parties, prepaid expenses and other current assets and other assets. All of the Company’s cash and cash equivalents and restricted cash are held with financial institutions that the Company believes to be high credit quality.

W.	Noncontrolling interest

The noncontrolling interest represents the portion of the equity interest in the subsidiaries, Baoquanling and Meitek, not directly or indirectly attributable to the Company. The noncontrolling interest reported as equity in the consolidated financial statements, it also reported the consolidated net income at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statements of operations and consolidated statements of comprehensive income (loss).

X.	Fair value measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The fair value measurement guidance provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets that the management has the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 inputs include unobservable inputs to the valuation methodology that reflect management’s assumptions about the assumptions that market participants would use in pricing the asset. The management develops these inputs based on the best information available, including their own data.

Y.	Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, receivable for assets disposal, prepaid expenses and other current assets, other assets, accounts payable, advance from customers, short-term debt, and due to and from related parties, approximates their fair value at March 31, 2012 due to the relatively short-term nature of these instruments. The carrying value of long-term debt and capital lease obligations approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

Z.	Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) to converge the fair value measurement guidance in US GAAP and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. ASU 2011-04 was effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU’s do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 and ASU 2011-12 are both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The Company early adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated results of operations or financial position. The Company does not expect that adoption of ASU 2011-12 will have a material impact on the Company's consolidated results of operations or financial position.

In December 2011, the FASB has issued an authoritative pronouncement related to Disclosures about Offsetting Assets and Liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this ASU is not expected to have a significant effect on the Company's consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

The Company did not have any items recorded at fair value on a nonrecurring basis as of March 31, 2012. The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of March 31, 2011. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2012 and 2011.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
	(In thousands)
March 31, 2011:
Goodwill	$0			$0	$1,440
Intangible asset (know-how)	$0			$0	$260
Property, plant and equipment	$0			$0	$488

In June 2010, the baby food segment, whose business was acquired in the fiscal year 2009, began to implement sales and marketing activities through the Company's distribution channel, which was delayed by the tight cash flow caused by the product recall in relation to the melamine contamination incident. After collecting more actual sales data and considering the uncertainty in future operating results, the Company reduced its growth expectation in the baby food segment for the future years. As a result of reduced expectations of future cash flows in the baby food segment, the Company determined that the goodwill with a carrying amount of $1.4 million was not recoverable and consequently recorded a full impairment charge in the fiscal quarter ended June 30, 2010. The Company applied the income approach to estimate the fair value of the goodwill. Calculating the fair value of the goodwill requires the input of significant estimates and assumptions, some of which are unobservable. The significant estimates and assumptions include business assumptions, weighted average cost of capital, terminal growth rate, and effective tax rate. The Company has categorized this as a level 3 fair value measurement.

The estimated fair value of the know-how was determined by management to be zero, based on fact that the Company has made significant modifications to the original recipe, as of June 30, 2010. The Company has categorized this as a level 3 fair value measurement.

Property, plant and equipment of Heilongjiang Mingshan Dairy Co., Ltd, (“Mingshan”) with a carrying amount of $488,000 were written down to their fair value of zero, resulting in a loss of $488,000, which was included in general and administrative expense of powdered formula segment for the fiscal year ended March 31, 2011. Mingshan was closed in April 2011. The production of Mingshan series powdered formula products were carried out by Shengyuan Nutritional Food Co., Ltd. The fair value of the long-lived assets was determined by management, as the Company estimated the future cash flow from use and eventual disposition of these assets will be approximately zero, management estimated that the fair value of the long-lived assets has been reduced to zero. The Company has categorized this as a level 3 fair value measurement.

4.	INVENTORIES

The Company’s inventories at March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Raw materials	$51,844	$52,817
Work-in-progress	6,073	4,262
Finished goods	17,582	10,293
Total	$75,499	$67,372

The value of goods-in-transit included in raw materials was $21.4 million and $26.4 million as of March 31, 2012 and 2011, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

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

The following entities are considered to be related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder. These related parties act only as the Company’s suppliers or distributors and there are no other relationships wherein the Company has the ability to exercise significant influence over the operating and financial policies of these parties. The Company is not obligated to provide any type of financial support to these related parties. The related parties were excluded from consolidation due to equity structure. The nature of each entity is discussed in the table below:
Related Party	Nature of Related Party Entity
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel (Beijing) Business Service”)	Publishes catalogues and engages in advertising and direct marketing of consumer products featured in catalogues.

Beijing St. Angel Cultural Communication Co., Ltd. (“St. Angel Cultural Communication”)	Engages in television designing and programming.

Beijing Honnete Dairy Co., Ltd. (“Honnete”)	Engages in importing and distributing whey protein products to commercial customers.

Qingdao Lvyin Waste Disposal Investment Management Co., Ltd. (“Lvyin”)	Engages in waste disposal and sewage treatment activities.

Beijing Dongan Hengxin Property Development Co., Ltd. (“Dongan Hengxin”)	Engages in property development activities.

Beijing Ao Naier Feed Stuff Co., Ltd. (“Ao Naier”)	Engages in feed processing activities.

A.	Classification of related party balances by name

a.	Due from related parties

	March 31, 2012	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,874	$1,800
Beijing Honnete Dairy Co., Ltd.	3,181	7,419
St. Angel (Beijing) Business Service Co. Ltd.	5,987	528
Beijing Dongan Hengxin Property Development Co., Ltd.	0	3,961
Beijing Ao Naier Feed Stuff Co., Ltd.	1,220	0
Total	$12,262	$13,708

b.	Due to related parties

	March 31, 2012	March 31, 2011
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$1,156	$1,639
Beijing Honnete Dairy Co., Ltd.	499	534
Beijing St. Angel Cultural Communication Co., Ltd.	0	157
Total	$1,655	$2,330

The Company had certain related party borrowings which were recorded in long-term debt. See Note 10. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the fiscal year ended March 31, 2012, the Company’s sales to related parties included whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service, feed grade milk powder and whey protein to Ao Naier and chondroitin sulfate to Lvyin. In the fiscal year ended March 31, 2011, the Company’s sales to related parties include whey protein and industrial milk powder to Honnete, industrial milk powder to Kelqin, powdered formula products and chondroitin sulfate to St. Angel (Beijing) Business Service, and chondroitin sulfate to Lvyin. In the fiscal year ended March 31, 2010, the Company’s sales to related parties include whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service and feed grade milk powder to Ao Naier.

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$1,242	$5,333	$8,830
Beijing Kelqin Dairy Co., Ltd.	0	23	0
St. Angel (Beijing) Business Service Co., Ltd.	9,861	513	824
Beijing Ao Naier Feed Stuff Co., Ltd.	693	0	748
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	1	2	0
Total	$11,797	$5,871	$10,402

Before September 2011, St. Angel (Beijing) Business Service Co., Ltd. also acted as a sub-distributor of the Company's products. From September 2011, St. Angel (Beijing) Business Service Co., Ltd. began to make all the purchases directly from the Company, which also led to the increase in the amount due from St. Angel (Beijing) Business Service Co., Ltd. Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were $7.5 million, $22.0 million and $14.9 million for the fiscal year ended March 31, 2012, 2011 and 2010, respectively, which were not included in the above transaction amount.

C.	Purchases from related parties

In the fiscal year ended March 31, 2012, 2011 and 2010, the Company’s purchases from related parties included whey protein powders from Honnete, and catalogues, brochures, and marketing materials from St. Angel Cultural Communication.

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$0	$0	$98
Beijing St. Angel Cultural Communication Co. Ltd.	339	480	470
Total	$339	$480	$568

During the fiscal year ended March 31, 2012, the Company made significant renovation to its leased office buildings in Beijing, of which approximately $10.2 million was borne by the lessor. For the amount borne by the lessor, the lessor engaged Dongan Hengxin as general contractor to manage the renovation project and engage requisite subcontractors to perform the work.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2012	March 31, 2011
	(In thousands)
Prepaid expense	$3,493	$3,573
Prepaid other taxes	8,105	6,781
Advance to suppliers	2,635	396
Other	2,087	812
Total	$16,320	$11,562

7.	PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2012	March 31, 2011
	(In thousands)
Property, plant and equipment, cost:
Capital lease of building	$4,321	$5,563
Buildings and renovations	84,558	52,686
Plant and machinery	83,387	78,015
Office equipment and furnishings	7,986	3,431
Motor vehicles	2,951	2,606
Others	636	437
Total cost	$183,839	$142,738
Less: Accumulated depreciation:
Capital lease of building	530	371
Buildings and renovations	12,240	8,947
Plant and machinery	33,338	25,070
Office equipment and furnishings	2,792	2,139
Motor vehicles	1,909	1,472
Others	431	371
Total accumulated depreciation	51,240	38,370
Construction in progress	2,303	5,443
Property, plant and equipment, net	$134,902	$109,811

Construction in progress mainly represents leasehold improvement and manufacturing equipments.

The Company recorded depreciation expense for owned assets and capital leased assets of $11.6 million, $10.5 million and $9.9 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

During the fiscal year ended March 31, 2012, the Company renovated its leased office buildings in Beijing. Total expenditures were approximately $34.6 million and were recorded in property, plant and equipment, of which $10.2 million was borne by the lessor. As of March 31, 2012, the Company modified the original lease agreement for the building and the land use right, in connection with the $10.2 million of lease payments waived by the lessor related to the renovation costs they agreed to bear. The capital lease obligation and related assets were adjusted to account for this modification.

8.	LAND USE RIGHTS, NET

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 20 to 50 years.

	March 31, 2012	March 31, 2011
	(In thousands)
Land use rights, cost	$11,092	$6,779
Less: Accumulated amortization	894	683
Land use rights, net	$10,198	$6,096

The Company recorded amortization expense of $180,000, $144,000 and $141,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

9.	INTANGIBLE ASSETS, NET

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
	(In thousands)
Registered trademark (indefinite life)	$4,377	$0	$0	$4,377

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
	(In thousands)
Know-how (5-year useful life)	$399	$139	$260	$0
Registered trademark (indefinite life)	3,140	0	0	3,140
	$3,539	$139	$260	$3,140

The intangible assets as of March 31, 2012 represent $2.8 million for registered trademark of Helanruniu, which is used for the Company’s powdered adult formula products; $330,000 for registered trademark of Huiliduo, which is used for the baby food products; and $1.2 million for registered trademark of Ausmeadow, which is for infant formula products. In fiscal year ended March 31, 2012, the Company engaged in nonmonetary transaction with Yantai Ausmeadow Nutriment Co., Ltd. (“Yantai Ausmeadow”) to exchange the receivable from it of $1.2 million with the registered trademark of Ausmeadow.

Amortization expense was nil, $19,000 and $80,000 for the fiscal year ended March 31, 2012, 2011 and 2010, respectively.

10.	DEBT

As of March 31, 2012 and 2011, the Company had short-term debt from PRC banks in the amount of $86.6 million and $124.3 million, respectively.  The maturity dates of the short-term debt outstanding range from April 2012 to January 2013. The weighted average interest rate on short-term debt outstanding at March 31, 2012 and 2011 was 5.7% and 5.0%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank. The short-term debt at March 31, 2012 and 2011 were secured by the pledge of certain fixed assets totaling $5.6 million and $24.4 million, respectively; the pledge of the Company’s land use right of $0.5 million and $0.8 million, respectively; and the pledge of restricted cash deposits of $15.8 million and $16.8 million, respectively.

As of March 31, 2012 and 2011, the Company had long-term debt, including current portion, from banks in the amount of $130.7 million and $96.1 million, respectively. The maturity dates of the long-term debt outstanding range from May 2012 to January 2015. The weighted average interest rate of outstanding long-term debt at March 31, 2012 and 2011 was 6.6% and 6.0%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank. The indebtedness at March 31, 2012 and 2011 was secured by the pledge of certain fixed assets of $17.4 million and $8.0 million, respectively; the pledge of land use right of $1.2 million and $1.9 million, respectively; and the pledge of restricted cash deposits of $21.0 million and nil, respectively.

As of March 31, 2012, the Company had long-term loan from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest is in November 2013, and the loan is extendable on the same terms upon maturity as agreed by both parties. The interest rate of the long-term loan at March 31, 2012 and 2011 was 10.0%. The interest expense of related party loans for the year ended December 31, 2012 and 2011 were both $386,000. On October 4, 2011, the Company made an early repayment of $1.0 million of loan principal after receiving approval of the Board of Directors. The related party loan balance as of March 31, 2011 included principal of $3.9 million and interest of $0.9 million.

Maturities on long-term debt subject to mandatory redemption are as follows:

Year Ending March 31,
(In thousands)
2013	$40,831
2014	83,212
2015	9,533
2016	0
2017	0

11.	OTHER CURRENT LIABILITIES

	March 31, 2012	March 31, 2011
	(In thousands)
Accrued rebate and slotting fee	$2,689	$3,114
Payroll and bonus payables	7,978	4,905
Accrued selling expenses	1,720	964
Accrued advertising and promotion expenses	16,846	11,726
Other tax payable	2,358	0
Accrued audit and consulting fee	572	286
Accrued rental fee	4,819	943
Others	3,578	3,975
Total	$40,560	$25,913

12.	OBLIGATIONS UNDER CAPITAL LEASE

Future minimum capital lease payments at March 31, 2012 are as follows:

Year Ending March 31,
(In thousands)
2013	$0
2014	171
2015	518
2016	518
2017	519
2018 and thereafter	16,240
Total minimum lease payments	17,966
Less: Amount representing interest	13,240
Present value of minimum lease payments	4,726
Current	0
Long-term	4,726
Total	$4,726

The Company recorded depreciation expense of $144,000, $136,000 and $133,000 for capital leased assets for the fiscal year ended March 31, 2012, 2011 and 2010, respectively, and recorded interest expense of $548,000, $456,000 and $390,000 for the fiscal year ended March 31, 2012, 2011 and 2010, respectively. The interest rate associated with the capital leases is 7.8% per annum.

13.	INCOME TAXES

A.	Tax law of each tax jurisdiction

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. The applicable rate is 34% for calendar year 2012, 2011 and 2010.

Holland

The Company’s subsidiary incorporated in the Netherlands is subject to Netherland’s profit tax. The applicable rate is 20% on the first EUR 200,000 of taxable profits.  For taxable profits exceeding EUR 200,000, the applicable rate is 25% for calendar year 2012 and 2011, and 25.5% for 2010.

Hong Kong

The Company's subsidiary in Hong Kong is subject to profit tax at 16.5% on income arising in or derived from Hong Kong.

China

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated the new Enterprise Income Tax Law (“EIT Law”), which took effect beginning January 1, 2008. Under the new EIT law, foreign investment enterprises and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a transition period from its effective date for certain qualifying enterprises which were established before the promulgation date of the new tax law and which were entitled to certain preferential lower tax rate or tax holiday under the then effective tax laws or regulations.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	No tax holiday
Heilongjiang Mingshan Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Zhangjiakou Chahaer Dairy Co., Ltd.	25%	3 years tax at 12.5% (2008-10)
Inner Mongolia Huiliduo Food Co., Ltd.	25%	2 years tax exempt (2008, 2009); 3 years tax at 12.5% (2010-12)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	2 years tax exempt (2008, 2009); 3 years tax at 12.5% (2010-12)
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	20% (2009), 22% (2010), 24% (2011), 25% (2012)

In accordance with the EIT Law, dividends which arise from profits of foreign invested enterprises (“FIEs”) earned after January 1, 2008 are subject to a 10% withholding tax. In addition, under the tax arrangement between the PRC and Hong Kong, if the foreign investor is incorporated in Hong Kong and qualifies as the beneficial owner, the applicable withholding tax rate is reduced to 5%, if the investor holds at least 25% in the FIE, or 10%, if the investor holds less than 25% in the FIE. A deferred tax liability should be recognized for the undistributed profits of PRC companies unless the Company has sufficient evidence to demonstrate that the undistributed dividends will be reinvested and the remittance of the dividends will be postponed indefinitely. As of March 31, 2012, all earnings generated in China and Hong Kong are intended to be permanently reinvested and as a result, the Company did not record any deferred tax liability on such undistributed earnings.

B.	Components of income (loss) before income tax expense (benefit)

For financial reporting purposes, income (loss) before income tax expense (benefit) includes the following components:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
United States	$854	$(1,669)	$(2,745)
Holland	(30)	(108)	0
Hong Kong	2,808	0	0
PRC	26,902	(47,789)	(29,031)
	$30,534	$(49,566)	$(31,776)

C.	Reconciliation from the statutory income tax rate to reported amount of income tax expense (benefit)

The income tax expense (benefit) reconciled to the tax expense (benefit) computed at the US statutory rate was approximately as follows for the years ended March 31, 2012, 2011 and 2010:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Income tax expense (benefit) at US federal statutory rate of 34%	$10,382	$(16,853)	$(10,804)
Foreign tax rate differential	(2,593)	4,203	2,447
PRC tax holiday effect	71	(42)	1,411
Change in valuation allowance	2,984	1,306	4,092
Unrecognized tax benefits	(502)	157	78
Effect of tax refund	0	(82)	(4,318)
Effect of change in tax rate	1,131	384	(898)
Nondeductible items	2,037	1,621	1,088
Total income tax expense (benefit)	$13,510	$(9,306)	$(6,904)

Some of the Company’s PRC subsidiaries are eligible for tax holidays. The impact of these tax holidays increased PRC tax expense by $71,000 for the fiscal year ended March 31, 2012, increased PRC tax benefit by $42,000 for the fiscal year ended March 31, 2011, and decreased PRC tax benefit by $1.4 million for the fiscal year ended March 31, 2010. The benefit of the tax holidays on both basic and diluted loss per share was nearly zero, nearly zero, and negative $0.03 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

D.	Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Deferred tax assets – current
Inventory write-down	$1,240	$3,226
Acquisition of assets under fair value	27	26
Net operating loss carryforward	10,121	13,632
Accrued expenses	84	146
Bad debt provision	2,073	2,253
Un-invoiced sales discount	6,726	3,264
Tax credits carryforward for PRC equipment purchasing	2,262	0
Others	188	350
Subtotal	22,721	22,897
Less: valuation allowance	(4,894)	(1,975)
Total	$17,827	$20,922

Deferred tax assets – non current
Net operating loss carryforward	$25,527	$33,264
Tax credits carryforward for PRC equipment purchasing	0	2,171
Acquisition of assets under fair value	221	238
Long-lived assets write-down	566	0
Bad debt provision	1,081	0
Others	207	603
Subtotal	27,602	36,276
Less: valuation allowance	(8,695)	(8,630)
Total	$18,907	$27,646

The net change during the year in the total valuation allowance is as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Balance at beginning of year	$10,605	$9,299
Additions during the year	3,145	2,813
Releases during the year	(161)	(1,507)
Balance at end of year	$13,589	$10,605

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

At March 31, 2012, the net operating loss carryforward of Synutra Illinois and Synutra International, Inc., which file a consolidated tax return, is approximately $7.2 million, which expires in 2028. Subject to the federal income tax rate of 34%, the tax benefit is $2.5 million. Synutra Illinois and Synutra International, Inc. do not have enough profit in the foreseeable future to realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the net operating loss carryforward of Synutra Illinois and Synutra International, Inc. will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets relating to the operating loss carryforward of Synutra Illinois and Synutra International, Inc. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2012 will be recognized as a reduction of income tax expense.

At March 31, 2012, the net operating loss carryforward of PRC subsidiaries is $129.3 million which expires in 2017 at the latest, and the tax benefit is $32.1 million.  The Company believes that certain of these PRC subsidiaries do not have enough profit in the foreseeable future to fully realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the net operating loss carryforward of these PRC subsidiaries will not be fully realized. In recognizing this risk, the Company has provided a valuation allowance of $6.6 million on the deferred tax assets relating to the net operating loss carryforward of these PRC subsidiaries. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2012 will be recognized as a reduction of income tax expense.

At March 31, 2012, deductible tax credits carryforward for PRC equipment purchasing was $2.3 million, which expires in 2012. The Company believes that relative PRC subsidiaries do not have enough profit in the foreseeable future to realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the tax credits carryforward for PRC equipment purchasing will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on these tax credits carryforward for PRC equipment purchasing. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2012 will be recognized as a reduction of income tax expense.

E.	Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The income tax expense for the fiscal years ended March 31, 2012, 2011 and 2010 are summarized as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Current tax
US	$0	$0	$0
Holland	68	62	0
Hong Kong	0	0	0
PRC	(392)	73	(4,101)
Subtotal	(324)	135	(4,101)
Deferred tax
Deferred tax-benefit-US	0	0	0
Deferred tax-benefit-PRC	13,834	(9,441)	(2,803)
Subtotal	13,834	(9,441)	(2,803)
Total	$13,510	$(9,306)	$(6,904)

F.	Uncertain tax positions

The Company made its assessment of the level of authority for each tax position (including the potential application of interests and penalties) based on the technical merits, and has measured the unrecognized benefits associated with the tax positions. These liabilities are recorded in other long term liabilities in the consolidated balance sheet. The Company recognizes the liability for unrecognized tax benefits, and the associated interest and penalties within the income tax expense line in the accompanying consolidated statement of operations. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

	March 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$1,199	$1,042	$964
Additions in the current year	55	157	78
Release in the current year	(557)	0	0
Balance at end of year	$697	$1,199	$1,042

The reduction of the uncertain tax position of $557,000 in the fiscal year 2012 is related to the tax de-registration of two subsidiaries, Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd. and Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd. The balance of unrecognized tax benefits at March 31, 2012, if recognized, would affect the effective tax rate.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB100,000 is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The Company's PRC subsidiaries are therefore generally subject to examination by the PRC tax authorities from calendar year 2007 through 2011 on non-transfer pricing matters, and from calendar year 2002 through 2011 on transfer pricing matters. The statute of limitations in the US is generally three years.

14.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Year Ended March 31,
	2012	2011	2010
	(In thousands except for per share data)
Net income (loss) attributable to common stockholders	$16,737	$(40,068)	$(24,615)
Weighted average common stock outstanding – basic and diluted	57,301	56,476	54,001
Earnings (loss) per share – basic and diluted	$0.29	$(0.71)	$(0.46)

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. ("RBS")) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for all periods presented as they would be anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES

A.	Purchase commitments

As of March 31, 2012, the Company had outstanding commitments of $7.1 million for advertising purchases, and $9.9 million for milk powder, whey protein, and imported Super brand product within the next twelve months.

B.	Capital commitments

As of March 31, 2012, the Company’s capital commitments amounted to $633,000 mainly in relation to manufacturing equipment.

C.	Operating lease commitments

The Company leases certain land use right, office facilities and certain warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2012 are as follows:

Year Ending March 31, (In thousands)
2013	$154
2014	554
2015	1,914
2016	1,902
2017	1,903
2018 and thereafter	58,642
Total	$65,069

The operating lease expense for the fiscal year ended March 31, 2012, 2011 and 2010 was $1.3 million, $2.9 million and $3.0 million, respectively.

D.	Legal proceedings

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

As at March 31, 2012, the Company had an outstanding guarantee issued to the Zhangbei Branch of the Agricultural Bank of China, relating to various bank loans totaling $1.1 million to 104 dairy farmers in the Zhangbei Area (the “Guarantee”). Such loans matured on December 25, 2007, but as of March 31, 2012, none of the loans had been repaid and the total outstanding loan amount remained $1.1 million. The Company has prepared its best estimate of possible losses related to these loans based on a weighted average range of likely probabilities and potential payments that would be required under the Guarantee, and estimated a potential loss of $392,000 related to the Guarantee.

16.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$301,664	$185,569	$194,383
Baby food	255	495	886
Nutritional ingredients and supplements	907	1,001	1,451
All other	39,713	61,451	95,166
Net sales	$342,539	$248,516	$291,886
INTERSEGMENT SALES
Powdered formula	$1	$15	$7
Baby food	342	468	535
Nutritional ingredients and supplements	12,241	8,316	11,284
All other	1,201	2,150	1,778
Intersegment sales	$13,785	$10,949	$13,604
GROSS PROFIT (LOSS)
Powdered formula	$142,475	$78,311	$96,207
Baby food	(2,099)	(1,249)	93
Nutritional ingredients and supplements	(2,358)	(2,101)	(1,222)
All other	2,903	2,786	(11,668)
Gross profit	$140,921	$77,747	$83,410
Selling and distribution expenses	51,221	48,409	43,989
Advertising and promotion expenses	28,442	41,420	33,854
General and administrative expenses	23,948	28,261	24,509
Impairment of goodwill	0	1,440	0
Impairment loss from assets disposal	0	0	5,894
Other operating income, net	5,484	1,441	894
Income (loss) from operations	42,794	(40,342)	(23,942)
Interest expense	14,276	10,321	8,603
Interest income	1,870	820	1,850
Other income (expense), net	146	277	(1,081)
Income (loss) before income tax expense (benefit)	$30,534	$(49,566)	$(31,776)
CAPITAL EXPENDITURE
Powdered formula	$35,359	$5,324	$3,961
Baby food	109	429	771
Nutritional ingredients and supplements	20	392	460
All other	10	68	1,243
Total	$35,498	$6,213	$6,435
DEPRECIATION AND AMORTIZATION
Powdered formula	$7,704	$7,040	$7,282
Baby food	1,671	1,428	920
Nutritional ingredients and supplements	1,962	1,841	1,746
All other	414	362	150
Total	$11,751	$10,671	$10,098

	March 31, 2012	March 31, 2011
	(In thousands)
TOTAL ASSETS
Powdered formula	$436,284	$398,801
Baby food	24,928	26,991
Nutritional ingredients and supplements	33,292	32,637
All other	170,386	138,385
Intersegment elimination	(216,977)	(198,110)
Total	$447,913	$398,704
LONG LIVED ASSETS
Powdered formula	$103,661	$72,304
Baby food	20,379	21,177
Nutritional ingredients and supplements	19,907	20,946
All other	1,153	1,480
Total	$145,100	$115,907

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
	2012	2011	2010
Sales in Mainland China	100.0%	99.7%	99.7%
Sales to United States	－	0.3%	0.3%

Sales to major industrial customers:

	Year Ended March 31,
	2012	2011	2010
Tianjin Wahaha Group	*	$42,361	$48,427

* Sales amount to Tianjin Wahaha Group is less than 10% of net sales for the fiscal year ended March 31, 2012.

The Company sold surplus milk powder to Tianjin Wahaha Group for the fiscal year ended March 31, 2012, 2011 and 2010.

All of the Company’s long-lived assets are located in China.

17.	MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.	China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $6.3 million, $6.4 million and $6.1 million for the fiscal year ended March 31, 2012, 2011 and 2010, respectively.

B.	Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. Such restricted portions amounted to approximately $96.0 million as of March 31, 2012.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2012 and 2011 is as follows:

	Fiscal Year 2012				Fiscal Year 2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands except per share data)
Net sales	$43,757	$99,053	$114,362	$85,367	$83,787	$41,202	$44,233	$79,294
Gross profit	16,079	41,999	47,284	35,559	46,361	8,896	5,022	17,468
Net income (loss) attributable to Synutra International, Inc. common stockholders	(9,596)	8,525	10,286	7,522	10,106	(21,156)	(20,479)	(8,539)
Weighted average common stock outstanding – basic	57,301	57,301	57,301	57,301	54,037	57,301	57,301	57,301
Weighted average common stock outstanding – diluted	57,301	57,301	57,301	57,301	54,274	57,301	57,301	57,301
Earnings (loss) per share, basic	$(0.17)	$0.15	$0.18	$0.13	$0.19	$(0.37)	$(0.36)	$(0.15)
Earnings per share, diluted	$(0.17)	$0.15	$0.18	$0.13	$0.19	$(0.37)	$(0.36)	$(0.15)

SYNUTRA INTERNATIONAL, INC.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	March 31, 2012	March 31, 2011
	(in thousands, except share par value)
ASSETS
Current Assets:
Cash and cash equivalents	$774	$880
Prepaid expenses and other current assets	92	0
Total current assets	866	880

Due from subsidiaries	66,824	39,782
Investments in subsidiaries	41,642	37,995
Other assets	1,382	1,497
TOTAL ASSETS	$110,714	$80,154

LIABILITIES AND EQUITY
Current Liabilities:
Other current liabilities	148	97
Total current liabilities	148	97
Due to subsidiaries	10,389	0
Long-term loans	2,860	4,764
Other long-term liabilities	1,290	0
Total liabilities	14,687	4,861

Equity:
Synutra International, Inc., shareholders’ equity
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2012 and 2011, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(71,620)	(88,357)
Accumulated other comprehensive income	32,201	28,204
Total equity	96,027	75,293
TOTAL LIABILITIES AND EQUITY	$110,714	$80,154

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2012	2011	2010
	(in thousands except earnings per share data)
Operating expenses:
General and administrative expenses	$1,280	$1,009	$3,163
Loss from operations	1,280	1,009	3,163

Interest expense	654	900	1,236
Interest income	3	19	4
Other income, net	1,500	500	2,600
Equity in income (loss) of subsidiaries	17,168	(38,678)	(22,820)
Net income (loss) attributable to Synutra International, Inc. common stockholders	$16,737	$(40,068)	$(24,615)

Weighted average common stock outstanding – basic and diluted	57,301	56,476	54,001
Earnings (loss) per share-basic and diluted	$0.29	$(0.71)	$(0.46)

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2012	2011	2010
	(in thousands)
Net income (loss) attributable to Synutra International, Inc. common stockholders	$16,737	$(40,068)	$(24,615)
Other comprehensive income
Currency translation adjustment	3,997	4,189	94
Comprehensive income (loss) attributable to Synutra International, Inc. common stockholders	20,734	(35,879)	(24,521)

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011	2010
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$16,737	$(40,068)	$(24,615)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of subsidiaries	(17,168)	38,678	22,820
Amortization of debt issuance costs	0	175	321
Depreciation and amortization	115	107	0
Changes in assets and liabilities:
Due from subsidiaries	475	(1,155)	913
Prepaid expenses and other current assets	(92)	1,557	450
Other assets	0	0	524
Due to subsidiaries	10,389	(536)	(152)
Other current liabilities	51	117	(281)
Other long term liabilities	387	0	0
Net cash provided by (used in) operating activities	10,894	(1,125)	(20)

Cash flow from investing activities:
Capital injection at subsidiaries	(10,000)	(22,250)	0
Net cash used in investing activities	(10,000)	(22,250)	0

Cash flow from financing activities:
Repayment of long-term loan	(1,000)	(35,000)	0
Proceeds from issuance of common stock	0	62,700	0
Issuance costs for common stock issuance	0	(3,866)	0
Net cash provided by (used in) financing activities	(1,000)	23,834	0
Net change in cash and cash equivalents	(106)	459	(20)
Cash and cash equivalents, beginning of year	880	421	441
Cash and cash equivalents, end of year	$774	$880	$421

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

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-off	Balance at End of Year
	(In thousands)
Allowance for accounts receivable
- 2012	$8,779	$(934)	$0	$7,845
- 2011	$4,355	$4,447	$23	$8,779
- 2010	$1,452	$2,903	$0	$4,355
Allowance for other receivables
- 2012	$2,166	$(2)	$0	$2,164
- 2011	$2,098	$68	$0	$2,166
- 2010	$1,472	$1,501	$875	$2,098
Allowance for other assets*
- 2012	$0	$4,322	$0	$4,322
Allowance for deferred tax assets
- 2012	$10,605	$3,145	$161	$13,589
- 2011	$9,299	$2,813	$1,507	$10,605
- 2010	$5,207	$4,092	$0	$9,299
 * Nil figures for fiscal year 2011 and 2010

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

Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Interim Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting was not effective, as described below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. The Company’s management concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was not effective based on these criteria. Our management's assessment identified the following control deficiency that constitute a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

•
The Company lacks a Chief Financial Officer with requisite skills to perform a sufficient review of the US GAAP consolidated financial statements and related footnote disclosures. As a result, the Company was unable to effectively operate period-end financial reporting and disclosure controls related to unusual and complex transactions.

Based on our assessment, and because of the material weakness described above, we have concluded that our internal control over financial reporting was not effective at March 31, 2012.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu CPA Ltd., has audited the effectiveness of our internal control over financial reporting as of March 31, 2012 and issued its report, which is included herein.

Changes and Proposed Changes in Internal Control over Financial Reporting

The Company has discussed the material weakness in its internal control over financial reporting with the audit committee of the Board of Directors and is in the process of developing and implementing remediation plans to address the material weakness in our internal control over financial reporting. We intend to implement measures during the year ending March 31, 2013 to address the material weakness. This includes our continued effort to search for a qualified candidate to replace the Chief Financial Officer who resigned on August 29, 2011.

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. As described above, we plan to implement changes to our internal controls over financial reporting for the year ending March 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.:

We have audited the internal control over financial reporting of Synutra International, Inc. and subsidiaries (the "Company") as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•
The Company lacks a Chief Financial Officer with requisite skills to perform a sufficient review of the US GAAP consolidated financial statements and related footnote disclosures. As a result, the Company was unable to effectively operate period-end financial reporting and disclosure controls related to unusual and complex transactions.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2012, of the Company and our report dated June 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte Touche Tohmatsu CPA Ltd.
Shanghai, China
June 14, 2012

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of June 14, 2012:
Name	Age	Position
Directors and Executive Officers
Liang Zhang	52	Chairman of the Board of Directors and Chief Executive Officer
Weiguo Zhang	55	President and Interim Chief Financial Officer
Xisen Mu	55	Vice President, Production
Feng Zha	49	Vice President, Human resources and administration
Joseph Chow	50	Director
David Hui Li	44	Director
Jinrong Chen	53	Director(1)
Yiu-Chun Chan	60	Director(1)
Lei Lin	45	Director(1)
Min Zhang	38	Director(1)
Donghao Yang	40	Director(2)

(1)	Member of Audit Committee, Compensation Committee and Nominating Committee
(2)	Member of Audit Committee

Liang Zhang. Liang Zhang is our founder and has served as the chairman of our board of directors and Chief Executive officer since we became a public company in 2005. Mr. Zhang is also currently in charge of our marketing and sales function. Prior to that, Mr. Zhang served as chief executive officer of Synutra Illinois since 2000. Mr. Zhang has worked in the food ingredients industry since the 1980s and founded his first entrepreneurial venture, Honnete, in the early 1990s. Honnete has since become the dominant supplier of whey protein products in China. Mr. Zhang has been recognized as a business leader in the dairy industry in China, serving as vice chairman of the China Dairy Industry Association. Mr. Zhang’s experience as founder of Honnete gives him valuable insight into marketing strategies in our industry, and his service as vice chairman of the China Dairy Industry Association is invaluable to our Board’s discussions of regulatory issues pertaining to the dairy industry. Mr. Zhang received a bachelor’s degree in French language and literature from Nanjing International Relations Institute of China.

Weiguo Zhang. Weiguo Zhang has been our president since 2005 and is primarily responsible for our financial market operations, including investor relations, corporate development, and international strategic development. Mr. Zhang has been our Interim Chief Financial Officer since August 29, 2011. Mr. Zhang first joined us as president of Synutra Illinois in 2001 to oversee our U.S. operations, including information support in research and technologies and business development. Prior to joining us, Mr. Zhang was the managing director of Bambridge International, Ltd., which he founded in 1995. Mr. Zhang received a bachelor’s degree in English language and literature from the Nanjing International Relations Institute and a master’s degree in international economics and American foreign policy from the School of Advanced International Studies from John Hopkins University.

Xisen Mu. Xisen Mu has served as our vice president of production since January 2007. Before joining us, Mr. Mu worked as general manager of Heilongjiang Dairy Group since 2001. Prior to that, Mr. Mu held senior positions with other major dairy companies in Heilongjiang province. He has more than twenty years of experience in the dairy industry in China. Mr. Mu received a diploma in management from Qiqihar Institute of Light Industry.

Feng Zha. Feng Zha joined us in February 2009 and has served as our vice president of human resources and administration since then. Before joining us, Mr. Zha worked as general manager of PRC Venture Partners LLC from 2006 to 2009. Mr. Zha was one of the major founders of Red Bull business in China, and had been the general manager of Red Bull Vitamin Drink Co. Ltd. from 1995 to 2003. Prior to that, Mr. Zha engaged in food safety monitoring in the Ministry of Health of the People’s Republic of China. Mr. Zha serves as member of market economy committee of the China Dairy Industry Association. Mr. Zha received a master’s degree in Biological statistics and information management from Wuhan Medical University, and an MBA from Concordia University in Canada.

Joseph Chow. Joseph Chow has been a managing director of Moelis and Company since June 2011. Mr. Chow had been our interim Chief Financial Officer from November 10, 2009 to June 10, 2010, advisor to our Chairman from June 11, 2010 to June 10, 2011, and has served as a director of our board of directors since May 4, 2010. Mr. Chow has extensive experience in corporate finance, financial advisory and management and has held senior executive and managerial positions in various public and private companies. Prior to joining us, Mr. Chow was a managing director of Goldman Sachs (Asia) LLP from 2008 to 2009. Prior to that, he served as an independent financial consultant from 2006 to 2008, as chief financial officer of Harbor Networks Limited from 2005 to 2006, and as chief financial officer of China Netcom (Holdings) Company Limited from 2001 to 2004. Prior to that Mr. Chow also served as the director of strategic planning of Bombardier Capital, Inc., as vice president of international operations of Citigroup and as the corporate auditor of GE Capital. Mr. Chow currently sits on the board as an independent executive director for China Lodging Group, Limited (NASDAQ: HTHT), and for Intime Department Store (Group) Co., Ltd (HKEx: INTIME). Mr. Chow has extensive knowledge of finance and accounting issues from his experience as Chief Financial Officer at Harbor Networks Limited and China Netcom (Holdings) Company Limited. Mr. Chow obtained a Bachelor of Arts degree in political science from Nanjing Institute of International Relations and an MBA from the University of Maryland at College Park.

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

Donghao Yang. Donghao Yang served as our Chief Financial Officer from June 10, 2010 to August 29, 2011. Mr. Yang has served as a director of our board of directors since August 29, 2011. Mr. Yang has extensive experience in corporate finance, commodity trading and international business development. Mr. Yang has held senior executive and managerial positions in various public and private companies, including serving as Chief Financial Officer of VIP shop (NASDAQ: VPS) from August 2011 until now, Chief Financial Officer of Greater China of Tyson Foods, Inc. (NYSE: TSN) from March 2007 to April 2010, as Finance Director of Asia Pacific of Valmont Industries, Inc. (NYSE: VMI) from October 2003 to March 2007, and as Director in China Minmetals Brazil Holding Limited from January 1999 to April 2001. Mr. Yang earned a Bachelor of Arts degree in Economics from Nankai University in 1993 and a Master of Business Administration degree from Harvard Business School in 2003.

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

Board of Directors

Our board of directors currently has eight directors, consisting of five independent directors, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market.

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III. The directors serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. As of the date of this Form 10-K, Liang Zhang, Joseph Chow and Donghao Yang are class I directors; Jinrong Chen, Yiu-Chun Chan, and David Hui Li are class II directors; and Lei Lin and Min Zhang are class III directors.

Board Committees

Our board has established the committees described below and may establish others from time to time.

Audit Committee

Our audit committee consists of Jinrong Chen, Lei Lin, Yiu-Chun Chan and Min Zhang, whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market, and Donghao Yang, who is not independent due to the fact that he was employed by us as our Chief Financial Officer during the past three years. However, as permitted under the rules of the NASDAQ Global Select Market, the board determined that it was in the best interest of the Company for Mr. Yang to be a member of our audit committee because of his proven financial expertise and deep knowledge of the Company. Ms. Zhang is the chairperson of our audit committee and serves as the financial expert of the committee. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;

●
establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;

●
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

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Jinrong Chen, Yiu-Chun Chan, Lei Lin and Min Zhang. Ms. Chen is the chairperson of our compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

●	reviewing and recommending approval of compensation of our executive officers;

●	administering our stock incentive and employee stock purchase plans; and

●	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Nominating Committee

Our nominating committee consists of Yiu-Chun Chan, Jinrong Chen, Lei Lin and Min Zhang. Mr. Chan is the chairman of our nominating committee. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the board of directors and recommending to the board the persons to be nominated by the board as nominees for director at each annual meeting of our stockholders. Specific responsibilities of our nominating committee include:

●	developing and recommending to the board of directors criteria for board of directors and committee membership;

●	identifying individuals qualified to become board of directors members;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;

●	developing and recommending to the board of directors a code of ethical conduct and a set of corporate governance policies and practices; and

●	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon our review of these reports furnished to the Company, we believe that during the year ended March 31, 2012, our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board of Directors. A copy of this code is available on the Company’s website at www.synutra.com, and is included as Exhibit 14.1 to our Annual Report on Form 10-K filed on June 16, 2008. A copy of our code of ethics may be obtained free of charge by writing to Investor Relations, 2275 Research Blvd., Suite 500, Rockville, Maryland 20850. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our named executive officers during the fiscal year ended March 31, 2012. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Our “named executive officers” for the fiscal year ended March 31, 2012, include:

•	Liang Zhang, who serves as our chairman and chief executive officer;

•	Weiguo Zhang, who serves as our president and interim chief financial officer;

•	Xisen Mu, who serves as vice president for production management;

•	Feng Zha, who serves as vice president for human resources and administration; and

•	Donghao Yang, who served as our chief financial officer before Weiguo Zhang and resigned from that position effective August 29, 2011, and continues to serve as a non-executive director of our Board.

Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2012 of RMB6.2943 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our executive officers. Accordingly, for the fiscal year ended March 31, 2012, the components of our executive compensation program consisted of cash salary only. We note, however, that since 2008, the Company has adopted the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee has not to date granted any stock-based awards, the compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

Role of Executive Officers in Compensation Decisions

Our compensation committee annually reviews the performance of each executive officer. The compensation committee makes all decisions with respect to compensation for the chief executive officer. Decisions regarding the compensation of our executive officers other than our chief executive officer are made by our chief executive officer. According to our Compensation Committee Charter, the compensation committee shall have primary authority and responsibility for determining the type and level of compensation of the Chief Executive Officer. The Chief Executive Officer shall have primary responsibility for determining the type and level of compensation of the other Executive Officers.

Setting Executive Compensation

In making its compensation decisions, neither the Company nor the compensation committee retain outside compensation consultants. Instead, the compensation committee reviews compensation data for executives of other listed companies located in China but the Company does not use this data to benchmark the compensation of its executives. The compensation committee utilizes this data to set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to similarly situated executives at comparable local companies considering, for each executive, his or her individual experience level and the responsibilities of his or her position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

Employment Agreements

We have entered into standard employment agreements with each of our executive officers, including the named executive officers. The terms and conditions of each employment agreement are the result of negotiations between the executive officer and us, and the framework and structure of the agreements are intended to comply with applicable PRC labor and employment laws.

Liang Zhang’s employment agreement has an indefinite term and provides for an annual base salary of approximately $190,649. Weiguo Zhang’s employment agreement has an indefinite term, and his newly appointed position as president and interim chief financial officer provides for an annual base salary of $125,000. Xisen Mu’s employment agreement will end on August 31, 2014, which is renewable upon mutual agreement, and provides for an annual base salary of $133,454. Feng Zha’s employment agreement has an indefinite term and provides for an annual base salary of $73,703. Donghao Yang’s employment agreement ended on August 31, 2011 and provided for an annual base salary of approximately $122,018. Joseph Chow resigned from executive officer position on June 10, 2011, which provided for an annual base salary of $90,000.

Fiscal Year 2012 Executive Compensation Components

For the fiscal year ended March 31, 2012, the principal component of compensation for our executive officers was their base salary. We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the compensation committee primarily considers:

●	the negotiated terms of each executive’s employment agreement;

●	internal review of the executive’s compensation, both individually and relative to other executive officers; and

●	individual performance of the executive.

Salary levels are typically considered annually as part of our performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the compensation committee’s assessment of the individual’s performance.

Weiguo Zhang and Feng Zha received cash bonuses in fiscal 2012 in the amount of $18,672 and $56,030, respectively. The bonus amounts were determined based on their respective salary level and our overall performance in fiscal 2012.

Our executive officers did not receive any equity-based compensation for the fiscal year ended March 31, 2012.

At our 2011 Annual Meeting of Stockholders, almost 100% of votes were cast, on an advisory basis, in favor of the “say-on-pay” vote on executive compensation. As such, the compensation committee has concluded that our stockholders are satisfied with our existing compensation program. Based on this result and our ongoing review of our compensation policies, we believe that our existing executive compensation program effectively aligns the interests of our named executive officers with the long term goals of the Company.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)
Yiu-Chun Chan
Lei Lin
Min Zhang

Summary Compensation Table — Fiscal Years Ended March 31, 2012

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal year ended March 31, 2012. The amounts reported in this table have been converted from Renminbi to U.S. dollars based on the March 31, 2012 conversion rate of RMB6.2943 to $1.00.

Name and Principal Position	Year ended March 31	Salary ($)	Bonus ($)	Total ($)
Liang Zhang	2012	190,649	—	190,649
Chairman of the Board and	2011	183,027	—	183,027
Chief Executive Officer	2010	175,791	—	175,791
Weiguo Zhang(1)	2012	103,333	18,672	122,005
President and	2011	60,000	—	60,000
Interim Chief Financial Officer	2010	60,000	—	60,000
Xisen Mu(2)	2012	133,454	—	133,454
Vice President, Production
Feng Zha(2)	2012	73,703	56,030	129,733
Vice President, Human Resources and Administration
Donghao Yang(3)	2012	78,537	—	78,537
Director and	2011	111,850	—	111,850
Former Chief Financial Officer	2010	—	—	—

(1)
Weiguo Zhang is our president and was appointed our interim chief financial officer effective August 29, 2011. His annual salary as president was $60,000. His annual salary as president and interim chief financial officer is $125,000. The amount disclosed for the fiscal year 2012 relates to $20,000 of service as president from April 1, 2011 to August 29, 2011, $83,333 of service as president and interim chief financial officer from August 29, 2011 to March 31, 2012, and $18,672 of bonus related to fiscal year 2012’s performance.

(2)
Messrs. Mu and Zha were not named executives officers for fiscal years 2011 and 2010. Accordingly, pursuant to SEC rules, only their compensation for fiscal year 2012 is reported above. In addition, Messrs. Mu and Zha, along with our chief executive officer and interim chief financial officer, are our Company’s only executive officers who earned or were paid more than $100,000 with respect to fiscal year 2012.

(3)
Donghao Yang was our chief financial officer from June 10, 2010 to August 29, 2011, with annual salary of $122,018. He has served as our non-executive director from August 29, 2011, with annual compensation of $43,849. The amount disclosed for the fiscal year 2012 relates to $52,958 of service as an executive officer from April 1, 2011 to August 29, 2011, and $25,579 as non executive director from August 29, 2011 to March 31, 2012.

Plan-Based Awards — Fiscal Year Ended March 31, 2012

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2012. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2012, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2012.

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

Director Compensation

The following table presents information regarding the compensation for the fiscal year ended March 31, 2012 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year. None of our non-employee directors held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2012. The following table also presents information regarding the compensation for the fiscal year ended March 31, 2012 for Joseph Chow, who ceased being employed by the Company on June 10, 2011. The compensation paid to Liang Zhang and Donghao Yang, each of whom is or was employed by us, is presented above in the table titled “Summary Compensation Table” and the related explanatory notes.
Name	Fees Earned or Paid in Cash ($)	Total ($)
Jinrong Chen	43,849	43,849
Yiu-Chun Chan	43,849	43,849
Joseph Chow (1)	49,722	49,722
Lei Lin	43,849	43,849
Min Zhang	43,849	43,849
David Hui Li	－	－

(1)	The amount disclosed for Mr. Chow relates to $17,500 for service as an executive officer from April 1, 2011 to June 10, 2011 and $32,222 as non-executive director from June 10, 2011 to March 31, 2012.

Non-Employee Director Compensation

Currently, our non-employee directors and Joseph Chow are entitled to receive an annual cash retainer for his or her services as a director as specified in the above table. In addition, our non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of the board and board committees. Our non-employee directors do not receive any equity-based awards or other compensation for their service as directors.

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Yiu-Chun Chan, Lei Lin and Min Zhang each served on the compensation committee during the fiscal year ended March 31, 2012. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 14, 2012, regarding the beneficial ownership of our common stock by:

●	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

●	each of our directors and director nominees;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 14, 2012. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 57,300,713 shares of common stock outstanding as of June 14, 2012. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	62.83%
Weiguo Zhang, President and Interim Chief Financial Officer	2,000	*
William Weiqiao Wu, Vice President	—	—
Xisen Mu, Vice President	—	—
Feng Zha, Vice President	—	—
Joseph Chow, Director and Former Advisor to Chairman	—	—
Donghao Yang, Director and Former Chief Financial Officer	1,200	*
David Hui Li, Director(2)	4,000,000	6.98%
Jinrong Chen, Director	—	—
Yiu-Chun Chan, Director	—	—
Lei Lin, Director	—	—
Min Zhang, Director	—	—
All Officers and Directors as a Group	40,003,200	69.81%
PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(3)	4,000,000	6.98%

*	Less than 1%

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

The following table sets forth the number of common stocks remaining available for future issuance under the plan as of March 31, 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliate Companies controlled by Liang Zhang

Our chairman, chief executive officer and principal stockholder, Liang Zhang, and his immediate family, controls several other companies in China. In the fiscal year ended March 31, 2012, the Company’s sales to related parties included whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service, feed grade milk powder and whey protein to Ao Naier and chondroitin sulfate to Lvyin. In the fiscal year ended March 31, 2011, the Company’s sales to related parties include whey protein and industrial milk powder to Honnete, industrial milk powder to Kelqin, powdered formula products and chondroitin sulfate to St. Angel (Beijing) Business Service, and chondroitin sulfate to Lvyin. In the fiscal year ended March 31, 2012 and 2011, the Company’s purchases from related parties included catalogues, brochures, and marketing materials from St. Angel Cultural Communication.

The following table sets forth the value of our sales to our related parties for the fiscal year ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$1,242	$5,333
Beijing Kelqin Dairy Co., Ltd.	—	23
St. Angel (Beijing) Business Service Co., Ltd.	9,861	513
Beijing Ao Naier Feed Stuff Co., Ltd.	693	—
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	1	2
Total	$11,797	$5,871

Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were $7.5 million and $22.0 million for the fiscal year ended March 31, 2012 and 2011, respectively, which were not included in the above transaction amount.

The following table sets forth the value of our purchases from our related parties for the fiscal year ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
	(In thousands)
Beijing St. Angel Cultural Communication Co. Ltd.	$339	$480
Total	$339	$480

During the fiscal year ended March 31, 2012, the Company made significant renovation to its leased office buildings in Beijing, of which approximately $10.2 million was borne by the lessor. For the amount borne by the lessor, the lessor engaged Dongan Hengxin as general contractor to manage the renovation project and engage requisite subcontractors to perform the work.

We had indebtedness from related parties controlled by Liang Zhang. The following table sets forth the amount of indebtedness principal outstanding during the fiscal years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of the year	$3,860	$3,860
Borrowing from related parties	—	—
Repayment to related parties	1,000	—
Balance at end of the year	$2,860	$3,860

As of June 14, 2012, the principal of long term loan from related parties is $2.9 million. The interest expense for the fiscal year ended March 31, 2012 and 2011 was both $386,000. The interest rate for the loan outstanding at March 31, 2012 was 10.0%. The interest accrued at March 31, 2012 was $1,290,000.

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

Review, Approval or Ratification of Transactions with Related Parties

According to the audit committee charter, the audit committee must approve any new class of transactions involving the Company in which any of our directors, director nominees, executive officers, greater than five percent beneficial owners and their respective immediate family members has a direct or indirect material interest. In doing so, the Board takes into account, among other factors it deems appropriate:

●	The related person’s interest in the transaction;

●	The approximate dollar value of the amount involved in the transaction;

●	The approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	Whether the transaction was undertaken in the ordinary course of our business;

●	Whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	The purpose of, and the potential benefits to us of, the transaction; and

●
Any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence

The Board has determined all Board members, excluding Liang Zhang, Joseph Chow and Donghao Yang, are independent under the applicable NASDAQ rules. The Board has also determined the members of compensation committee and nominating committee of the Board are independent, and the members of the audit committee, except Donghao Yang, are independent under the listing standards of the NASDAQ Global Select Market. See Item 10. Directors, Executive Officers and Corporate Governance – Board Committees – Audit Committee. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 27, 2007, we engaged Deloitte Touche Tohmatsu CPA Ltd. (“DTTC”) as our independent auditors. The engagement was approved by the audit committee of our Board of Directors. No relationship existed in any manner between DTTC and us prior to the date we engaged DTTC.

Audit Fees

DTTC was paid aggregate fees of approximately $994,811 and $830,412 for the fiscal years ended March 31, 2012 and 2011, respectively, for professional services rendered for the audit of our annual financial statements included in Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2012 and 2011.

Audit-related Fees

DTTC was paid aggregate fees of nil and $233,912 for the fiscal years ended March 31, 2012 and 2011, respectively. The audit related fees for fiscal year 2011 were for review of the Registrant’s financial information in preliminary prospectus supplement and the accompanying prospectus filed in May and June 2010.

Tax Fees

DTTC was paid no fees for the fiscal years ended March 31, 2012 and 2011, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

DTTC was paid no other fees for any other services rendered to us for the fiscal years ended March 31, 2012 and 2011.

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

SYNUTRA INTERNATIONAL, INC.

Date:	June 14, 2012	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Weiguo Zhang, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Position	Date
/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman (Principal Executive Officer)	June 14, 2012
/s/ Weiguo Zhang
Weiguo Zhang	President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2012
/s/ Joseph Chow
Joseph Chow	Director	June 14, 2012
/s/ David Hui Li
David Hui Li	Director	June 14, 2012
/s/ Jinrong Chen
Jinrong Chen	Director	June 14, 2012
/s/ Yiu-Chun Chan
Yiu-Chun Chan	Director	June 14, 2012
/s/ Lei Lin
Lei Lin	Director	June 14, 2012
/s/ Min Zhang
Min Zhang	Director	June 14, 2012
/s/ Donghao Yang
Donghao Yang	Director	June 14, 2012

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

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

10.5	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Xisen Mu, dated September 1, 2011

10.6	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Feng Zha, dated February 29, 2012

10.7
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

10.9
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

10.12
Registration Rights Agreement among Synutra International, Inc., Beams Power Investment Limited and Warburg Pincus Private Equity IX, L.P., dated April 23, 2008, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2008)

10.13	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008)

Exhibit Number	Description
10.14A
Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16A to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.14B
Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16B to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.15
Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. and Beijing Shengyuan Huimin Technology Service Co., Ltd. dated July 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.16
Business Operating Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.17
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