Form 10-Q
period 2012-06-30
Synutra International, Inc.
filed 2012-08-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)

	June 30, 2012	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$68,083	$64,793
Restricted cash	43,638	30,425
Accounts receivable, net of allowance of $7,796 and $7,845, respectively	36,709	38,753
Inventories	86,410	75,499
Due from related parties	11,946	12,262
Income tax receivable	3,673	227
Receivable from assets disposal	0	1,037
Prepaid expenses and other current assets	23,390	16,320
Deferred tax assets	12,857	17,827
Total current assets	286,706	257,143

Property, plant and equipment, net	132,553	134,902
Land use rights, net	10,091	10,198
Intangible assets, net	4,368	4,377
Restricted cash	9,486	21,019
Other assets	2,075	1,367
Deferred tax assets	23,693	18,907
TOTAL ASSETS	$468,972	$447,913

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$128,177	$86,614
Long-term debt due within one year	43,060	40,831
Accounts payable	58,950	70,927
Due to related parties	1,778	1,655
Advances from customers	6,032	5,991
Other current liabilities	33,915	40,560
Total current liabilities	271,912	246,578
Long-term debt	97,406	92,745
Deferred revenue	4,289	4,377
Capital lease obligations	6,741	4,726
Other long-term liabilities	2,267	2,395
Total liabilities	382,615	350,821

Commitments and contingencies
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at June 30, 2012 and March 31, 2012, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(81,319)	(71,620)
Accumulated other comprehensive income	31,205	32,201
Total common stockholders’ equity	85,332	96,027
Noncontrolling interest	1,025	1,065
Total equity	86,357	97,092

TOTAL LIABILITIES AND EQUITY	$468,972	$447,913

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Net sales	$53,586	$43,757
Cost of sales	36,285	27,678
Gross profit	17,301	16,079
Selling and distribution expenses	13,117	12,461
Advertising and promotion expenses	6,804	7,008
General and administrative expenses	7,857	6,579
Other operating income, net	885	110
Loss from operations	(9,592)	(9,859)
Interest expense	3,556	3,412
Interest income	487	311
Other income (expense), net	(18)	465
Loss before income tax benefit	(12,679)	(12,495)
Income tax benefit	(2,903)	(3,049)
Net loss	(9,776)	(9,446)
Net income (loss) attributable to the noncontrolling interest	(77)	150
Net loss attributable to common stockholders	$(9,699)	$(9,596)

Weighted average common stock outstanding – basic and diluted	57,301	57,301
Loss per share – basic and diluted	$(0.17)	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Net loss	$(9,776)	$(9,446)
Other comprehensive income
Currency translation adjustment	(998)	1,154
Comprehensive loss	(10,774)	(8,292)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(79)	155
Comprehensive loss attributable to common stockholders	$(10,695)	$(8,447)

 The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
 (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2011	57,301	$6	$135,440	$(88,357)	$28,204	$633	$75,926
Net loss	0	0	0	(9,596)	0	150	(9,446)
Currency translation adjustments	0	0	0	0	1,149	5	1,154
Other	0	0	0	0	0	19	19
Balance, June 30, 2011	57,301	$6	$135,440	$(97,953)	$29,353	$807	$67,653
Balance, March 31, 2012	57,301	$6	$135,440	$(71,620)	$32,201	$1,065	$97,092
Net loss	0	0	0	(9,699)	0	(77)	(9,776)
Currency translation adjustments	0	0	0	0	(996)	(2)	(998)
Other	0	0	0	0	0	39	39
Balance, June 30, 2012	57,301	$6	$135,440	$(81,319)	$31,205	$1,025	$86,357

 The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(9,776)	$(9,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,321	2,835
Bad debt expense	922	2,060
Deferred income tax	7	7
Other	(389)	19

Changes in assets and liabilities:
Accounts receivable	1,310	17,223
Inventories	(11,329)	(26,912)
Due from related parties	192	9,973
Other assets	(7,791)	(16,732)
Accounts payable	(11,054)	7,033
Due to related parties	183	388
Advances from customers	82	6,718
Income tax receivable	(3,447)	(3,128)
Other liabilities	(4,648)	1,873
Net cash used in operating activities	(42,417)	(8,089)

Investing activities:
Acquisition of property, plant and equipment	(2,894)	(2,050)
Change in restricted cash	(1,935)	(14,801)
Proceeds from assets disposal	1,552	0
Net cash provided by (used in) investing activities	(3,277)	(16,851)

Financing activities:
Proceeds from short-term debt	76,446	80,467
Repayment of short-term debt	(34,471)	(95,247)
Proceeds from long-term debt	39,103	34,928
Repayment of long-term debt	(31,688)	(17,347)
Payment on capital lease obligations	(262)	0
Net cash provided by (used in) financing activities	49,128	2,801

Effect of exchange rate changes on cash and cash equivalents	(144)	935

Net change in cash and cash equivalents	3,290	(21,204)
Cash and cash equivalents, beginning of period	64,793	48,741
Cash and cash equivalents, end of period	$68,083	$27,537

Supplemental cash flow information:
Interest paid	3,223	3,260
Income tax paid	532	0

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	(618)	568

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. (the “Company” or “Synutra”) manufactures, distributes and sells dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling infant formula products, which are supplemented by other nutritional products, such as adult powdered milk formula and prepared baby food, and certain nutritional ingredients and supplements.

2.	BASIS OF PRESENTATION

The Company is responsible for the unaudited consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by US GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

In August 2010, there were several media reports alleging the Company’s infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China (“prematurity event”). The Company’s business was significantly impacted by the prematurity event, and as a result, the Company experienced a net loss and cash outflows from operations in the year ended March 31, 2011. The Company also had a high asset liability ratio as of March 31, 2012. The Company suffered loss and cash outflows from operations for the three months ended June 30, 2012 and maintained a high asset liability ratio as of June 30, 2012. However, considering the following facts, the Company regards the going concern assumption as appropriate: 1) the Company has obtained new loans from banks; and 2) the first quarter’s net loss is mainly caused by cyclicality and the short term effect of a substantial price increase beginning April 1, 2012. Accordingly, management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The unaudited consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., its subsidiaries and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd., in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Through the contractual arrangements between the Company and the VIEs, the Company controls the operating activities and holds all the beneficial interests of the VIEs and has been determined to be the primary beneficiary of the VIEs. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIEs are insignificant and hold deminimis assets and liabilities.

All inter-company accounts and transactions have been eliminated in consolidation.

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year

3.	INVENTORIES

The Company’s inventories at June 30, 2012 and March 31, 2012 are summarized as follows:

(In thousands)	June 30, 2012	March 31, 2012
Raw materials	$59,404	$51,844
Work-in-progress	16,107	6,073
Finished goods	10,899	17,582
Total	$86,410	$75,499
The value of goods-in-transit included in raw materials was $14.3 million and $21.4 million as of June 30, 2012 and March 31, 2012, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

4.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

(In thousands)	June 30, 2012	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,865	$1,874
Beijing Honnete Dairy Co., Ltd.	2,852	3,181
St. Angel (Beijing) Business Service Co. Ltd.	6,277	5,987
Beijing Ao Naier Feed Stuff Co., Ltd.	952	1,220
Total	$11,946	$12,262

b.	Due to related parties

(In thousands)	June 30, 2012	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,214	$1,156
Beijing Honnete Dairy Co., Ltd.	503	499
Beijing St. Angel Cultural Communication Co., Ltd.	55	0
Beijing Kelqin Dairy Co., Ltd.	6	0
Total	$1,778	$1,655

The Company had certain related party borrowings which were recorded in long-term debt. See Note 6. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the fiscal quarter ended June 30, 2012, the Company’s sales to related parties included whey protein powder to Honnete, and powdered formula products to St. Angel (Beijing) Business Service. In the fiscal quarter ended June 30, 2011, the Company’s sales to related parties included whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service, and feed grade milk powder to Ao Naier.

	Three Months Ended June 30,
(In thousands)	2012	2011
Beijing Honnete Dairy Co., Ltd.	$328	$368
St. Angel (Beijing) Business Service Co., Ltd.	2,489	46
Beijing Ao Naier Feed Stuff Co., Ltd.	0	40
Total	$2,817	$454

Before September 2011, St. Angel (Beijing) Business Service Co., Ltd. also acted as a sub-distributor of the Company's products. From September 2011, St. Angel (Beijing) Business Service Co., Ltd. began to make all the purchases directly from the Company, which also led to the increase in the amount due from St. Angel (Beijing) Business Service Co., Ltd. since then. Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were $4.0 million for the fiscal quarter ended June 30, 2011, which were not included in the amounts disclosed above.

C.	Purchases from related parties

In the fiscal quarter ended June 30, 2012, St. Angel Cultural Communication developed and implemented certain marketing strategies for the Company, and the Company purchased supplies for the employee canteen from Kelqin.

	Three Months Ended June 30,
(In thousands)	2012	2011
Beijing St. Angel Cultural Communication Co. Ltd.	$170	$0
Beijing Kelqin Dairy Co., Ltd.	4	0
Total	$174	$0

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	June 30, 2012	March 31, 2012
Property, plant and equipment, cost:
Capital lease of building	$4,703	$4,321
Buildings and renovations	84,451	84,558
Plant and machinery	82,156	83,387
Office equipment and furnishings	7,829	7,986
Motor vehicles	2,899	2,951
Others	643	636
Total cost	$182,681	$183,839
Less: Accumulated depreciation:
Capital lease of building	500	530
Buildings and renovations	12,734	12,240
Plant and machinery	34,201	33,338
Office equipment and furnishings	2,983	2,792
Motor vehicles	1,967	1,909
Others	445	431
Total accumulated depreciation	52,830	51,240
Construction in progress	2,702	2,303
Property, plant and equipment, net	$132,553	$134,902

Construction in progress mainly represents headquarter renovation and manufacturing equipments.

The Company recorded depreciation expense for owned assets and capital leased assets of $3.4 million and $2.8 million for the fiscal quarters ended June 30, 2012 and 2011, respectively.

6.	DEBT

As of June 30, 2012 and March 31, 2012, the Company had short-term debt from PRC banks in the amount of $128.2 million and $86.6 million, respectively.  The maturity dates of the short-term debt outstanding range from July 2012 to June 2013. The weighted average interest rate on short-term debt outstanding at June 30, 2012 and March 31, 2012 was 5.3% and 5.7%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank. The short-term debt at June 30, 2012 and March 31, 2012 were secured by the pledge of certain fixed assets totaling $13.4 million and $5.6 million, respectively; the pledge of the Company’s land use right of $1.5 million and $0.5 million, respectively; and the pledge of restricted cash deposits of $20.9 million and $15.8 million, respectively.

As of June 30, 2012 and March 31, 2012, the Company had long-term debt, including current portion, from banks in the amount of $137.6 million and $130.7 million, respectively. The maturity dates of the long-term debt outstanding range from November 2012 to June 2015. The weighted average interest rate of outstanding long-term debt at June 30, 2012 and March 31, 2012 was 6.6% and 6.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank. The indebtedness at June 30, 2012 and March 31, 2012 was secured by the pledge of certain fixed assets of $16.8 million and $17.4 million, respectively; the pledge of land use right of $1.2 million and $1.2 million, respectively; and the pledge of restricted cash deposits of $20.9 million and $21.0 million, respectively.

As of June 30, 2012 and March 31, 2012, the Company had long-term loan from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest is in November 2013, and the loan is extendable on the same terms upon maturity as agreed by both parties. The interest rate of the long-term loan at June 30, 2012 and March 31, 2012 was 10.0%. The interest expense of related party loans for the quarters ended June 30, 2012 and 2011 was $72,000 and $97,000, respectively.

Maturities on long-term debt subject to mandatory redemption are as follows:

(In thousands)	Year Ending March 31,
2013	$9,644
2014	98,094
2015	17,392
2016	15,336
$140,466

7.	OTHER CURRENT LIABILITIES

(In thousands)	June 30, 2012	March 31, 2012
Accrued rebate and slotting fee	$6,593	$3,242
Accrued product replacement cost	2,135	3,556
Payroll and bonus payables	4,840	7,978
Accrued selling expenses	3,043	3,750
Accrued advertising and promotion expenses	9,608	10,708
Other tax payable	0	2,358
Accrued rental fee	3,726	4,819
Others	3,970	4,149
Total	$33,915	$40,560

8.	INCOME TAXES

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

9.	LOSS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended June 30,
(In thousands except for per share data)	2012	2011
Net loss attributable to common stockholders	$(9,699)	$(9,596)
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Loss per share – basic and diluted	$(0.17)	$(0.17)

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. ("RBS")) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for all periods presented as they would be anti-dilutive.

10.	CONTINGENCIES

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

11.	SEGMENT REPORTING

The Company focuses on selling infant formula products, which are supplemented by other nutritional products, such as adult powdered formula and prepared baby food, and certain nutritional ingredients and supplements. The activities of each segment are as follows:

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

	Three Months Ended June 30,
(In thousands)	2012	2011
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$50,455	$40,163
Baby food	65	65
Nutritional ingredients and supplements	2,126	453
All other	940	3,076
Net sales	$53,586	$43,757
INTERSEGMENT SALES
Powdered formula	$0	$0
Baby food	236	119
Nutritional ingredients and supplements	2,241	2,179
All other	51	516
Intersegment sales	$2,528	$2,814
GROSS PROFIT
Powdered formula	$18,433	$16,936
Baby food	(353)	(256)
Nutritional ingredients and supplements	(1,040)	(132)
All other	261	(469)
Gross profit	$17,301	$16,079
Selling and distribution expenses	13,117	12,461
Advertising and promotion expenses	6,804	7,008
General and administrative expenses	7,857	6,579
Other operating income, net	885	110
Loss from operations	(9,592)	(9,859)
Interest expense	3,556	3,412
Interest income	487	311
Other income (expense), net	(18)	465
Income (loss) before income tax expense (benefit)	$(12,679)	$(12,495)

TOTAL ASSETS
Powdered formula	$488,103	$406,647
Baby food	24,584	27,677
Nutritional ingredients and supplements	49,307	30,633
All other	149,741	148,140
Intersegment elimination	(242,763)	(205,081)
Total	$468,972	$408,016

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

Overview of Our Business

We are a leading infant formula company in China. We principally manufacture, distribute and sell dairy based nutritional products under the “Shengyuan” or “Synutra” brand, together with sub brands in mainland China. We focus on selling infant formula products, which are supplemented by other nutritional products, such as adult powdered milk formula and prepared baby food, and certain nutritional ingredients and supplements. We sell our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of June 30, 2012, this network comprised over 650 independent distributors and over 800 independent sub-distributors who sell our products in over 66,000 retail outlets.

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

Our Other business includes non-core businesses such as sales of surplus milk powder and whey protein to industrial customers.

Executive Summary

We believe our business has recovered significantly from the impact of the prematurity event during the second half of fiscal year 2012 as our net sales of the powdered formula segment has returned to the pre-event level. In order to reduce the pressure from rising cost and bench mark our products with our competitors, we announced a price increase effective on April 1, 2012 on major infant products. The price increase has had a negative impact on our sales volume, which we believe is short-term, and has resulted in a decrease in sales volume for the quarter ended June 30, 2012 comparing with the quarter ended March 31, 2012. The weak sales orders have also been exaggerated by a seasonal sales slow-down we typically experience during the hot summer months. We believe the price increase will continue to negatively impact our results for the quarter ending September 30, 2012. However, in the long run, we believe the price increase will have a positive impact on our financial performance.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the quarters ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(In thousands, except per share data)	2012	2011	% Change
Net sales	$53,586	$43,757	22%
- Powdered formula segment	50,455	40,163	26%
Cost of sales	36,285	27,678	31%
- Powdered formula segment	32,022	23,227	38%
Gross profit	17,301	16,079	8%
- Powdered formula segment	18,433	16,936	9%
Gross Margin	32%	37%
- Powdered formula segment	37%	42%
Loss from operations	(9,592)	(9,859)	-3%
Interest expense, net	3,069	3,101	-1%
Loss before income tax benefit	(12,679)	(12,495)	1%
Income tax benefit	(2,903)	(3,049)	-5%
- Effective tax rate	22.9%	24.4%
Net loss	(9,776)	(9,446)	3%
Net loss attributable to common stockholders	$(9,699)	$(9,596)	1%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Loss per share – basic and diluted	$(0.17)	$(0.17)	1%

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of June 30, 2012, which was RMB 6.3249 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On August 3, 2012, the mid rate was RMB 6.3421 to $1.00.

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change in
(In thousands, except percentage data)	2012	2011	% Change	Volume	Price
Powdered formula	$50,455	$40,163	26%	12%	12%
Baby food	65	65	0%
Nutritional ingredients and supplements	2,126	453	369%
All other	940	3,076	-69%
Net sales	$53,586	$43,757	22%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase of net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the fiscal quarter ended June 30, 2012 was 4,380 tons, as compared to 3,909 tons for the same period in the previous year, due primarily to the recovery from the prematurity event beginning with the second quarter of fiscal year 2012, and partially offset by the short term impact of the price increase beginning on April 1, 2012.

●
The average selling price of our powdered formula products for the fiscal quarter ended June 30, 2012 was $11,519 per ton, compared to $10,274 per ton for the same period in the previous year. The increase in average selling price was mainly due to the price increase we instituted on April 1, 2012.

The sales volume and average selling price excluded the amount of free products provided to customers. The previous period sales volume and average selling price had been adjusted for consistency.

The product mix in baby food segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. As part of our sustained response to the prematurity event, we continued to focus our efforts on the recovery of the powdered formula segment, and did not develop the baby food segment as planned.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties, and inter-segment sales of microencapsulated DHA and ARA to the powdered formula segment. While the international market price of chondroitin sulfate is at a historically low level compared to our cost and we incurred gross loss on our chondroitin sulfate sales, we have experienced a significant increase in sales to certain international pharmaceutical companies in the fiscal quarter ended June 30, 2012.

Our Other business mainly includes sales of surplus milk powder, whey protein and feed level milk powder. We sold surplus imported milk powder of $154,000 to industrial customers in the fiscal quarter ended June 30, 2012, as compared to nil in the same period in the previous year. The decrease in Other business in the fiscal quarter ended June 30, 2012 from the prior year quarter was due to sales of raw milk to industrial customers in the same period in the previous year, while we did not sell raw milk in the current year quarter.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended June 30,
(In thousands, except percentage data)	2012	2011	% Change
Powdered formula	$32,022	$23,227	38%
Baby food	418	321	30%
Nutritional ingredients and supplements	3,166	585	441%
All other	679	3,545	-81%
Cost of sales	$36,285	$27,678	31%

The increase in the cost of sales of the powdered formula segment was mainly due to the increase in sales volume as we recovered from the prematurity event, the volume increase in free products and the write-down of aged products in the imported Super series.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to the sales of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

Gross Profit and Gross Margin

	Three Months Ended June 30,
(In thousands, except percentage data)	2012	2011	% Change
Gross profit	$17,301	$16,079	8%
- Powdered formula	18,433	16,936	9%
Gross Margin	32%	37%
- Powdered formula	37%	42%

The decrease in gross margin of powdered formula segment was mainly due to increased free products and inventory write down in the fiscal quarter ended June 30, 2012, partially offset by the increase in average selling price.

Expenses

	Three Months Ended June 30,
(In thousands, except percentage data)	2012	2011	% Change
Selling and distribution expenses	$13,117	$12,461	5%
Advertising and promotion expenses	6,804	7,008	-3%
- Advertising expenses	2,871	2,287	26%
- Promotion expenses	3,933	4,721	-17%
General and administrative expenses	7,857	6,579	19%
Other operating income, net	885	110	705%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges, and travel expense. The increase in selling and distribution expenses in the fiscal quarter ended June 30, 2012 from the same period in the previous year was mainly due to the increase in a service charge for our bonus point plan administrated by a third party.

Advertising expenses primarily include media expenses paid to national and local TV stations. The increase in advertising expenses in the fiscal quarter ended June 30, 2012 was due to our decision to pull back our advertising efforts in the same period in the previous year. Promotion expenses primarily include promotional products to end customers. The decrease in promotion expenses in the fiscal quarter ended June 30, 2012 was mainly due to more free gifts to end customers in the same period in the previous year.

General and administrative expenses primarily include salaries for staff and management, expenditure for headquarter rental, and bad debt expense. The increase in general and administrative expenses in the fiscal quarter ended June 30, 2012 from the same period in the previous year was mainly due to the increased office supplies expense as we moved into our new headquarters, and the increased depreciation expense related to the new headquarter renovation.

Other operating income represented the receipt of general purpose subsidies from local governments. In the fiscal quarter ended June 30, 2012, we received $780,000 land compensation from a local government as they took back the land from one of our subsidiaries, Heilongjiang Mingshan Nutritional Food Co., Ltd.

Interest Expense and Interest Income

The increase in interest expense in the fiscal quarter ended June 30, 2012 from the same period in the previous year was mainly due to an increase in average borrowing balance.

The increase in interest income in the fiscal quarter ended June 30, 2012 from the same period in the previous year was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Benefit

The decrease in the effective tax rate was driven primarily by the valuation allowance established for net operating loss carryforwards of certain PRC subsidiaries.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest mainly represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd..

Net Loss Attributable to Common Stockholders

As a result of the foregoing, net loss attributable to common stockholders for the fiscal quarter ended June 30, 2012 was $9.7 million, compared to a net loss of $9.6 million for the same period in the previous year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings.

Cash and cash equivalents totaled $68.1 million at June 30, 2012, of which $67.2 million was held outside of the United States.

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

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Three Months Ended June 30,
(In thousands)	2012	2011
Cash flow provided by/(used in):
Operating activities
Net loss	$(9,776)	$(9,446)
Depreciation and amortization	3,321	2,835
Bad debt expense	922	2,060
Other	(382)	26
Changes in assets and liabilities	(36,502)	(3,564)
Total operating activities	(42,417)	(8,089)
Investing activities	(3,277)	(16,851)
Financing activities	49,128	2,801
Effect of foreign currency translation on cash and cash equivalents	(144)	935
Net increase/(decrease) in cash and cash equivalents	$3,290	$(21,204)

Cash flow provided by operating activities included net loss, non-cash items and changes in working capital. The changes in working capital for the quarter ended June 30, 2012 were primarily related to $11.3 million increase in inventory, $7.8 million increase in other assets, $11.1 million decrease in accounts payable, and $4.7 million decrease in other liabilities. The increase in inventory was mainly due to orders from our customers in the fiscal quarter ended June 30, 2012 being lower than what we expected several months ago when we ordered the milk powder and whey protein. In the quarter ended June 30, 2012, we spent $80.6 million to purchase raw materials and other production materials, $14.8 million in staff compensation and social welfare, $11.2 million in income and other taxes, $16.9 million in operating expenses, $3.2 million in interest, and received $84.4 million from our customers.

Cash flow used in investing activities represents $2.9 million payment for our new headquarter renovation and purchase of manufacturing equipment, $1.9 million outflow for restricted cash required as a pledge for new loans and as a collateral for new letters of credit, and $1.6 million in proceeds from disposed assets during the fiscal quarter ended June 30, 2012.

Cash flow used in financing activities mainly represents net cash inflow of $42.0 million of short-term loans and net cash inflow of $7.4 million of long-term loans.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1. Financial Statements—Note 6”.

Capital Expenditures

Our capital expenditures were $1.8 million and the corresponding cash outflow was $2.9 million for the fiscal quarter ended June 30, 2012, which mainly represented expenditure for our new headquarter renovation and purchase of manufacturing equipments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk”, “Inflation”, “Interest Rate Risk”, “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2012.

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

Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Interim Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting was not effective, as described below.

As of June 30, 2012, we had the following material weakness:

●
The Company lacks a Chief Financial Officer with requisite skills to perform a sufficient review of the US GAAP consolidated financial statements and related footnote disclosures. As a result, the Company was unable to effectively operate period-end financial reporting and disclosure controls related to unusual and complex transactions.

Changes and Proposed Changes in Internal Control over Financial Reporting

The Company is in the process of developing and implementing remediation plans to address the material weakness in our internal control over financial reporting. We intend to implement measures during the year ending March 31, 2013 to address the material weakness. This includes our continued effort to search for a qualified candidate to replace the Chief Financial Officer who resigned on August 29, 2011, and implement alternative controls on period-end financial reporting and disclosure process related to unusual and complex transactions.

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. As described above, we plan to implement changes to our internal controls over financial reporting for the year ending March 31, 2013.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of June 30, 2012, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. There have been no material changes to these risks and uncertainties during the quarter ended June 30, 2012.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—June 30, 2012 and March 31, 2012, (ii) the Consolidated Statements of Operations—Three Months Ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three Months Ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Equity—Three Months Ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows—Three Months Ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*
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

SYNUTRA INTERNATIONAL, INC.

Date: August 9, 2012	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

	By:	/s/ Weiguo Zhang
		Name:	Weiguo Zhang
		Title:	Interim Chief Financial Officer and President