Form 10-Q
period 2012-09-30
Synutra International, Inc.
filed 2012-11-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)

	September 30, 2012	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$74,521	$64,793
Restricted cash	62,978	30,425
Accounts receivable, net of allowance of $6,902 and $7,845, respectively	47,075	38,753
Inventories	77,174	75,499
Due from related parties	7,453	12,262
Income tax receivable	35	227
Receivable from assets disposal	0	1,037
Prepaid expenses and other current assets	17,881	16,320
Deferred tax assets	7,653	17,827
Total current assets	294,770	257,143

Property, plant and equipment, net	129,749	134,902
Land use rights, net	10,007	10,198
Intangible assets, net	4,363	4,377
Restricted cash	11,229	21,019
Other assets	3,059	1,367
Deferred tax assets	3,425	18,907
TOTAL ASSETS	$456,602	$447,913

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$155,755	$86,614
Long-term debt due within one year	50,725	40,831
Accounts payable	45,473	70,927
Due to related parties	1,888	1,655
Advances from customers	6,263	5,991
Other current liabilities	40,504	40,560
Total current liabilities	300,608	246,578
Long-term debt	98,746	92,745
Deferred revenue	4,213	4,377
Capital lease obligations	7,680	4,726
Other long-term liabilities	6,166	2,395
Total liabilities	417,413	350,821

Commitments and contingencies
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at September 30, 2012 and March 31, 2012, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(125,505)	(71,620)
Accumulated other comprehensive income	28,726	32,201
Total common stockholders’ equity	38,667	96,027
Noncontrolling interest	522	1,065
Total equity	39,189	97,092

TOTAL LIABILITIES AND EQUITY	$456,602	$447,913

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$66,100	$99,053	$119,686	$142,810
Cost of sales	48,626	57,054	84,911	84,732
Gross profit	17,474	41,999	34,775	58,078
Selling and distribution expenses	14,298	12,328	27,415	24,789
Advertising and promotion expenses	10,186	8,042	16,990	15,050
General and administrative expenses	7,162	6,672	15,019	13,251
Other operating income, net	80	70	965	180
Income (loss) from operations	(14,092)	15,027	(23,684)	5,168
Interest expense	3,934	3,872	7,490	7,284
Interest income	590	612	1,077	923
Other income, net	2,111	107	2,093	572
Income (loss) before income tax expense	(15,325)	11,874	(28,004)	(621)
Income tax expense	29,018	3,257	26,115	208
Net income (loss)	(44,343)	8,617	(54,119)	(829)
Net income (loss) attributable to the noncontrolling interest	(157)	92	(234)	242
Net income (loss) attributable to common stockholders	$(44,186)	$8,525	$(53,885)	$(1,071)

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$(0.77)	$0.15	$(0.94)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(44,343)	$8,617	$(54,119)	$(829)
Other comprehensive income
Currency translation adjustment	(289)	1,784	(1,287)	2,938
Comprehensive income (loss)	(44,632)	10,401	(55,406)	2,109
Less: Comprehensive income (loss) attributable to noncontrolling interest	(157)	99	(236)	254
Comprehensive income (loss) attributable to common stockholders	$(44,475)	$10,302	$(55,170)	$1,855

 The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
 (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2011	57,301	$6	$135,440	$(88,357)	$28,204	$633	$75,926
Net income (loss)	0	0	0	(1,071)	0	242	(829)
Currency translation adjustments	0	0	0	0	2,926	12	2,938
Other	0	0	0	0	0	49	49
Balance, September 30, 2011	57,301	$6	$135,440	$(89,428)	$31,130	$936	$78,084
Balance, March 31, 2012	57,301	$6	$135,440	$(71,620)	$32,201	$1,065	$97,092
Net loss	0	0	0	(53,885)	0	(234)	(54,119)
Currency translation adjustments	0	0	0	0	(1,285)	(2)	(1,287)
Disposal of subsidiaries	0	0	0	0	(2,190)	(381)	(2,571)
Other	0	0	0	0	0	74	74
Balance, September 30, 2012	57,301	$6	$135,440	$(125,505)	$28,726	$522	$39,189

 The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(54,119)	$(829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,531	5,708
Bad debt expense	1,451	4,741
Deferred income tax	25,378	14
Foreign currency translation gain on disposal of subsidiaries	(2,190)	0
Other	(341)	122

Changes in assets and liabilities:
Accounts receivable	(9,407)	1,624
Inventories	(2,331)	(4,340)
Due from related parties	4,621	5,421
Other assets	(3,232)	(8,027)
Accounts payable	(21,537)	(882)
Due to related parties	344	1,166
Advances from customers	330	(196)
Income tax receivable	190	8
Other liabilities	6,784	4,295
Net cash provided by (used in) operating activities	(47,528)	8,825

Investing activities:
Acquisition of property, plant and equipment	(6,830)	(6,742)
Change in restricted cash	(23,188)	(24,038)
Proceeds from assets disposal	1,808	0
Payment to minority shareholder	(386)	0
Net cash used in investing activities	(28,596)	(30,780)

Financing activities:
Proceeds from short-term debt	174,287	126,967
Repayment of short-term debt	(104,472)	(137,739)
Proceeds from long-term debt	58,503	53,601
Repayment of long-term debt	(41,777)	(34,499)
Payment on capital lease obligations	(453)	0
Net cash provided by financing activities	86,088	8,330

Effect of exchange rate changes on cash and cash equivalents	(236)	1,537

Net change in cash and cash equivalents	9,728	(12,088)
Cash and cash equivalents, beginning of period	64,793	48,741
Cash and cash equivalents, end of period	$74,521	$36,653

Supplemental cash flow information:
Interest paid	7,203	7,261
Income tax paid	535	81

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	(3,476)	(699)

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

The Company had a high asset liability ratio as of March 31, 2012. In addition, the Company suffered loss and cash outflows from operations for the six months ended September 30, 2012 and maintained a high asset liability ratio as of September 30, 2012. However, considering the following facts, the Company regards the going concern assumption as appropriate: 1) the Company has obtained new loans from banks; and 2) the first half’s net loss is mainly caused by allowance established on deferred tax assets, cyclicality, the short term effect of a substantial price increase beginning April 1, 2012 and management’s effort on rectifying sales channel. Accordingly, management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

3.	INVENTORIES

The Company’s inventories at September 30, 2012 and March 31, 2012 are summarized as follows:

(In thousands)	September 30, 2012	March 31, 2012
Raw materials	$54,248	$51,844
Work-in-progress	13,565	6,073
Finished goods	9,361	17,582
Total	$77,174	$75,499

The value of goods-in-transit included in raw materials was $8.7 million and $21.4 million as of September 30, 2012 and March 31, 2012, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

4.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

(In thousands)	September 30, 2012	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,861	$1,874
Beijing Honnete Dairy Co., Ltd.	936	3,181
St. Angel (Beijing) Business Service Co. Ltd.	3,786	5,987
Beijing Ao Naier Feed Stuff Co., Ltd.	870	1,220
Total	$7,453	$12,262

b.	Due to related parties

(In thousands)	September 30, 2012	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,245	$1,156
Beijing Honnete Dairy Co., Ltd.	519	499
Beijing St. Angel Cultural Communication Co., Ltd.	121	0
Beijing Kelqin Dairy Co., Ltd.	3	0
Total	$1,888	$1,655

The Company had certain related party borrowings which were recorded in long-term debt. See Note 6. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the three and six months ended September 30, 2012, the Company’s sales to related parties mainly included whey protein powder to Honnete, feed grade milk powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service. In the three and six months ended September 30, 2011, the Company’s sales to related parties included whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service, and feed grade milk powder to Ao Naier.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Beijing Honnete Dairy Co., Ltd.	$445	$711	$773	$1,079
St. Angel (Beijing) Business Service Co., Ltd.	9	2,578	2,498	2,624
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	1	0	1	0
Beijing Ao Naier Feed Stuff Co., Ltd.	56	91	56	131
Total	$511	$3,380	$3,328	$3,834

Before September 2011, St. Angel (Beijing) Business Service Co., Ltd. also acted as a sub-distributor of the Company's products. From September 2011, St. Angel (Beijing) Business Service Co., Ltd. began to make all the purchases directly from the Company. Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were $3.5 million for the fiscal quarter ended September 30, 2011, and $7.5 million for six months ended September 30, 2011, which were not included in the amounts disclosed above.

C.	Purchases from related parties

In the fiscal quarter ended September 30, 2012, the Company purchased Lactose from Honnete, St. Angel Cultural Communication developed and implemented certain marketing strategies for the Company, and the Company purchased supplies for the employee canteen from Kelqin.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Beijing St. Angel Cultural Communication Co. Ltd.	$169	$0	$339	$0
Beijing Honnete Dairy Co., Ltd.	1,779	0	4,489	0
Beijing Kelqin Dairy Co., Ltd.	3	0	7	0
Total	$1,951	$0	$4,835	$0

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	September 30, 2012	March 31, 2012
Property, plant and equipment, cost:
Capital lease of building	$5,573	$4,321
Buildings and renovations	83,390	84,558
Plant and machinery	82,101	83,387
Office equipment and furnishings	7,846	7,986
Motor vehicles	2,938	2,951
Others	642	636
Total cost	$182,490	$183,839
Less: Accumulated depreciation:
Capital lease of building	532	530
Buildings and renovations	13,797	12,240
Plant and machinery	35,874	33,338
Office equipment and furnishings	3,318	2,792
Motor vehicles	2,031	1,909
Others	460	431
Total accumulated depreciation	56,012	51,240
Construction in progress	3,271	2,303
Property, plant and equipment, net	$129,749	$134,902

Construction in progress mainly represents headquarter renovation and manufacturing equipments.

The Company recorded depreciation expense for owned assets and capital leased assets of $3.4 million and $2.9 million for the fiscal quarters ended September 30, 2012 and 2011, respectively, and $6.8 million and $5.7 million for the six months ended September 30, 2012 and 2011, respectively.

6.	DEBT

As of September 30, 2012 and March 31, 2012, the Company had short-term debt from PRC banks in the amount of $155.8 million and $86.6 million, respectively.  The maturity dates of the short-term debt outstanding range from October 2012 to August 2013. The weighted average interest rate on short-term debt outstanding at September 30, 2012 and March 31, 2012 was 5.0% and 5.7%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank. The short-term debt at September 30, 2012 and March 31, 2012 were secured by the pledge of certain fixed assets totaling $13.4 million and $5.6 million, respectively; the pledge of the Company’s land use right of $1.4 million and $0.5 million, respectively; and the pledge of restricted cash deposits of $41.9 million and $15.8 million, respectively.

As of September 30, 2012 and March 31, 2012, the Company had long-term debt, including current portion, from banks in the amount of $146.6 million and $130.7 million, respectively. The maturity dates of the long-term debt outstanding range from November 2012 to June 2015. The weighted average interest rate of outstanding long-term debt at September 30, 2012 and March 31, 2012 was 5.9% and 6.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank. The indebtedness at September 30, 2012 and March 31, 2012 was secured by the pledge of certain fixed assets with net book value of $16.2 million and $17.4 million, respectively; the pledge of land use right of $1.2 million and $1.2 million, respectively; and the pledge of restricted cash deposits of $32.1 million and $21.0 million, respectively.

As of September 30, 2012 and March 31, 2012, the Company had long-term loan from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest is in November 2013, and the loan is extendable on the same terms upon maturity as agreed by both parties. The interest rate of the long-term loan at September 30, 2012 and March 31, 2012 was 10.0%. The interest expense of related party loans for the quarters ended September 30, 2012 and 2011 was $72,000 and $97,000, respectively, and for six months ended September 30, 2012 and 2011 was $143,000 and $193,000, respectively.

Maturities on long-term debt are as follows:

(In thousands)	Year Ending March 31,
2013	$5,362
2014	92,696
2015	38,009
2016	13,404
$149,471

7.	OTHER CURRENT LIABILITIES

(In thousands)	September 30, 2012	March 31, 2012
Accrued rebate and slotting fee	$10,158	$3,242
Accrued product replacement cost	2,367	3,556
Payroll and bonus payables	6,255	7,978
Accrued selling expenses	3,621	3,750
Accrued advertising and promotion expenses	10,697	10,708
Other tax payable	0	2,358
Accrued rental fee	3,286	4,819
Others	4,120	4,149
Total	$40,504	$40,560

8.	INCOME TAXES

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

For the six months ended September 30, 2012, additional valuation allowance of approximately $25.4 million was provided on the deferred tax assets arising from the net operating loss carryforward of the Company's PRC subsidiaries. The Company considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with tax attributes expiring unused and tax planning alternatives. Valuation allowances have been established for deferred tax assets based on a more-likely-than-not threshold. The Company's ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carryforward periods provided for in the tax law.

9.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands except for per share data)	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$(44,186)	$8,525	$(53,885)	$(1,071)
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings (loss) per share - basic and diluted	$(0.77)	$0.15	$(0.94)	$(0.02)

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$50,090	$79,109	$100,545	$119,272
Baby food	45	108	110	173
Nutritional ingredients and supplements	1,350	160	3,476	613
All other	14,615	19,676	15,555	22,752
Net sales	$66,100	$99,053	$119,686	$142,810
INTERSEGMENT SALES
Powdered formula	$12	$0	$12	$0
Baby food	45	61	281	180
Nutritional ingredients and supplements	1,858	2,761	4,099	4,940
All other	0	623	51	1,139
Intersegment sales	$1,915	$3,445	$4,443	$6,259
GROSS PROFIT
Powdered formula	$21,345	$38,845	$39,778	$55,781
Baby food	(522)	(436)	(875)	(692)
Nutritional ingredients and supplements	(654)	(624)	(1,694)	(756)
All other	(2,695)	4,214	(2,434)	3,745
Gross profit	$17,474	$41,999	$34,775	$58,078
Selling and distribution expenses	14,298	12,328	27,415	24,789
Advertising and promotion expenses	10,186	8,042	16,990	15,050
General and administrative expenses	7,162	6,672	15,019	13,251
Other operating income, net	80	70	965	180
Income (loss) from operations	(14,092)	15,027	(23,684)	5,168
Interest expense	3,934	3,872	7,490	7,284
Interest income	590	612	1,077	923
Other income net	2,111	107	2,093	572
Income (loss) before income tax expense	$(15,325)	$11,874	$(28,004)	$(621)

(In thousands)	September 30, 2012	March 31, 2012
TOTAL ASSETS
Powdered formula	$519,749	$436,284
Baby food	24,277	24,928
Nutritional ingredients and supplements	83,378	33,292
All other	133,290	170,386
Intersegment elimination	(304,092)	(216,977)
Total	$456,602	$447,913

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

Overview of Our Business

We are a leading infant formula company in China. We principally manufacture, distribute and sell dairy based nutritional products under the “Shengyuan” or “Synutra” brand, together with sub brands in mainland China. We focus on selling infant formula products, which are supplemented by other nutritional products, such as adult powdered milk formula and prepared baby food, and certain nutritional ingredients and supplements. We sell our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of September 30, 2012, this network comprised over 680 independent distributors and over 730 independent sub-distributors who sell our products in over 63,000 retail outlets.

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

Executive Summary

We initiated a “gold miner” marketing strategy (“the Strategy“) in September 2012 to strengthen our management of sales channel, aiming at more effective use of the marketing and promotional expenditures and improving net profit. In the past, we provided discounts to distributors to offset part of the marketing and promotional expenditures incurred at retail outlets. As part of the Strategy, we are now centrally monitoring the spending in each retail outlet to ensure more efficient allocation of marketing and promotional expenditures. We will terminate our relationship with those retail outlets with low sales volume and low yield rate on the slotting fees, and focus our resources on those retail outlets with high sales volume and high yield rate on the slotting fees. In order to strengthen our management of sales channel, we are also setting up an inventory tracking system to track our products from factory all the way to the retail outlets to prevent distributors from selling out of their permitted area. We aim to complete the implementation of the Strategy by December 2012 or January 2013, and we estimate, by then, we will keep less than half of the existing retail outlets.

We started to communicate the Strategy to our distributors in August 2012. While most distributors welcome the Strategy as it strengthens our control on sales channel and promotes more orderly competition among distributors, some of them have reduced their recent order amount as the Strategy may have negative short term impact on their performance. The reduced order from distributors as we implement the Strategy, together with the significant purchases by distributors prior to our price increase effective on April 1, 2012 resulted in the lower sales volume of the fiscal quarter ended September 30, 2012 compared to the prior year period. We estimate the Strategy will continue to negatively impact our short term performance, as gross sales may decrease and we may incur expenses in terminating relationship with certain retail outlets, but we believe the successful implementation of the Strategy is vital to the health of our sales channel system and hence our long term performance.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the quarters ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(In thousands, except per share data)	2012	2011	% Change
Net sales	$66,100	$99,053	-33%
- Powdered formula segment	50,090	79,109	-37%
Cost of sales	48,626	57,054	-15%
- Powdered formula segment	28,745	40,264	-29%
Gross profit	17,474	41,999	-58%
- Powdered formula segment	21,345	38,845	-45%
Gross Margin	26%	42%
- Powdered formula segment	43%	49%
Income (loss) from operations	(14,092)	15,027	-194%
Interest expense, net	3,344	3,260	3%
Income (loss) before income tax expense (benefit)	(15,325)	11,874	-229%
Income tax expense	29,018	3,257	791%
Net income (loss)	(44,343)	8,617	-615%
Net income (loss) attributable to common stockholders	$(44,186)	$8,525	-618%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Income (loss) per share – basic and diluted	$(0.77)	$0.15	-618%

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of September 30, 2012, which was RMB 6.3410 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On November 2, 2012, the mid rate was RMB 6.3045 to $1.00.

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change in
(In thousands, except percentage data)	2012	2011	% Change	Volume	Price
Powdered formula	$50,090	$79,109	-37%	-36%	-1%
Baby food	45	108	-58%
Nutritional ingredients and supplements	1,350	160	744%
All other	14,615	19,676	-26%
Net sales	$66,100	$99,053	-33%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The decrease of net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the fiscal quarter ended September 30, 2012 was 4,605 tons, as compared to 7,228 tons for the same period in the previous year, due primarily to the significant purchase by distributors prior to our price increase effective on April 1, 2012, and the reduced order from distributors as we implement the Strategy as discussed above.

●
The average selling price of our powdered formula products for the fiscal quarter ended September 30, 2012 was $10,877 per ton, compared to $10,945 per ton for the same period in the previous year. Average selling price is calculated as net sales of powdered formula segment, after deducting sales discounts, divided by sales volume. The constant average selling price was the result of the price increase we instituted on April 1, 2012, reduced by increased discount per ton. We provided sales discounts to offset part of the marketing and promotional expenditures incurred at retail outlets. The discount does not fluctuate directly with current period sales because it is based on a prorated annual estimate.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as a cost of sales in the period. The prior year period sales volume and average selling price had been adjusted for consistency.

The product mix in baby food segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. We currently focus our efforts on the powdered formula segment, and did not develop the baby food segment as planned.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties, and inter-segment sales of microencapsulated DHA and ARA to the powdered formula segment. While the international market price of chondroitin sulfate is at a historically low level compared to our cost and we incurred gross loss on our chondroitin sulfate sales, we have experienced a significant increase in sales to certain international pharmaceutical companies in the fiscal quarter ended September 30, 2012.

Our Other business mainly includes sales of surplus milk powder, whey protein and feed grade milk powder. The decrease is mainly due to the decrease in sales of imported milk powder to industrial customers to $12.1 million in the fiscal quarter ended September 30, 2012, from $16.0 million in the same period in the prior year, and the decrease in sales of raw milk to nil in the fiscal quarter ended September 30, 2012, from $1.4 million in the same period in the prior year.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended September 30,
(In thousands, except percentage data)	2012	2011	% Change
Powdered formula	$28,745	$40,264	-29%
Baby food	567	544	4%
Nutritional ingredients and supplements	2,004	784	156%
All other	17,310	15,462	12%
Cost of sales	$48,626	$57,054	-15%

The decrease in the cost of sales of the powdered formula segment was mainly due to the decrease in sales volume, partially offset by the increased cost of whey protein powder.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to the sales of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

The increase in cost of Other business was mainly due to the increase in the cost of whey protein powder to $1.8 million for the fiscal quarter ended September 30, 2012 from $0.3 million for the prior year period, partially offset by the decrease in the cost of imported milk powder to $14.4 million in the fiscal quarter ended September 30, 2012 from $14.9 million in the fiscal quarter ended September 30, 2011.

Gross Profit and Gross Margin

	Three Months Ended September 30,
(In thousands, except percentage data)	2012	2011	% Change
Gross profit	$17,474	$41,999	-58%
- Powdered formula	21,345	38,845	-45%
Gross Margin	26%	42%
- Powdered formula	43%	49%

The decrease in gross margin of powdered formula segment was mainly due to increased cost of whey protein powder in the fiscal quarter ended September 30, 2012.

The gross loss and negative gross margin of Other business was mainly due to that we sold surplus imported milk powder at current low market price, while we purchased at a higher price.

Expenses

	Three Months Ended September 30,
(In thousands, except percentage data)	2012	2011	% Change
Selling and distribution expenses	$14,298	$12,328	16%
Advertising and promotion expenses	10,186	8,042	27%
- Advertising expenses	3,877	3,174	22%
- Promotion expenses	6,309	4,868	30%
General and administrative expenses	7,162	6,672	7%
Other operating income, net	80	70	14%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges, travel expense and service charge for our customer loyalty program. The increase in selling and distribution expenses in the fiscal quarter ended September 30, 2012 from the same period in the previous year was mainly due to the increase in a service charge for our consumer loyalty program administered by a third party since the fourth quarter of fiscal year 2012.

Advertising expenses primarily include media expenses paid to national and local TV stations. The increase in advertising expenses in the fiscal quarter ended September 30, 2012 was due to our decision to pull back our advertising efforts in the same period in the previous year. Promotion expenses primarily include promotional products to end customers. The increase in promotion expenses in the fiscal quarter ended September 30, 2012 was mainly due to more consumer loyalty program expenses for end customers.

General and administrative expenses primarily include salaries for staff and management, headquarter rental expense, and bad debt expense. The increase in general and administrative expenses in the fiscal quarter ended September 30, 2012 from the same period in the previous year was mainly due to the increased depreciation expense related to the new headquarter renovation.

Other operating income represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

Interest expense remained constant in the fiscal quarter ended September 30, 2012 compared to the same period in the previous year, as a result of increased loan balance, and decreased average interest rate as we used more trade financing with lower interest rates.

Interest income remained constant in the fiscal quarter ended September 30, 2012 compared to the same period in the previous year.

Other Income, Net

Other income for the fiscal quarter ended September 30, 2012 mainly include foreign currency translation gains of $2.2 million reclassified from accumulated comprehensive income as a result of substantial completion of the disposal of Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd. and Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd.

Income Tax Expense

The increase in income tax expense was primarily due to $25.4 million charge from the increase in the valuation allowance for deferred tax assets attributable to net operating loss carryforwards of certain PRC subsidiaries and derecogntion of $3.6 million income tax benefit for the loss incurred for the three months ended June 30, 2012.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest mainly represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net loss attributable to common stockholders for the fiscal quarter ended September 30, 2012 was $44.2 million, compared to a net income of $8.5 million for the same period in the previous year.

Six Months Results of Operations

Below is a summary of selected comparative results of operations for the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
(In thousands, except per share data)	2012	2011	% Change
Net sales	$119,686	$142,810	-16%
- Powdered formula segment	100,545	119,272	-16%
Cost of sales	84,911	84,732	0%
- Powdered formula segment	60,767	63,491	-4%
Gross profit	34,775	58,078	-40%
- Powdered formula segment	39,778	55,781	-29%
Gross Margin	29%	41%
- Powdered formula segment	40%	47%
Income (loss) from operations	(23,684)	5,168	-558%
Interest expense, net	6,413	6,361	1%
Loss before income tax expense	(28,004)	(621)	*
Income tax expense	26,115	208	*
- Effective tax rate	-93.3%	-33.5%
Net loss	(54,119)	(829)	*
Net loss attributable to common stockholders	$(53,885)	$(1,071)	*
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Loss per share – basic and diluted	$(0.94)	$(0.02)	*

*  not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended September 30,			% Change in
(In thousands, except percentage data)	2012	2011	% Change	Volume	Price
Powdered formula	$100,545	$119,272	-16%	-19%	4%
Baby food	110	173	-36%
Nutritional ingredients and supplements	3,476	613	467%
All other	15,555	22,752	-32%
Net sales	$119,686	$142,810	-16%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The decrease of net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the six months ended September 30, 2012 was 8,985 tons, as compared to 11,137 tons for the same period in the previous year, due primarily to the significant purchase by distributors prior to our price increase effective on April 1, 2012, and the reduced order from distributors as we implement the Strategy as discussed above.

●
The average selling price of our powdered formula products for the six months ended September 30, 2012 was $11,190 per ton, compared to $10,710 per ton for the same period in the previous year. Average selling price is calculated as net sales of powdered formula segment, after deducting sales discounts, divided by sales volume. The increase in average selling price was mainly due to the price increase we instituted on April 1, 2012, partially offset by increased discount per ton. We provided sales discounts to offset part of the marketing and promotional expenditures incurred at retail outlets. The discount does not fluctuate directly with current period sales because it is based on a prorated annual estimate.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period. The prior year period sales volume and average selling price had been adjusted for consistency.

The product mix in baby food segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. We currently focus our efforts on the powdered formula segment, and did not develop the baby food segment as planned.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties, and inter-segment sales of microencapsulated DHA and ARA to the powdered formula segment. While the international market price of chondroitin sulfate is at a historically low level compared to our cost and we incurred gross loss on our chondroitin sulfate sales, we have experienced a significant increase in sales to certain international pharmaceutical companies in the six months ended September 30, 2012.

Our Other business mainly includes sales of surplus milk powder, whey protein and feed grade milk powder. The decrease in sales of Other business was mainly due to decrease in imported milk powder sales from $16.0 million for six months ended September 30, 2011 to $12.2 million for the six months ended September 30, 2012, and decreased raw milk sales from $2.9 million for six months ended September 30, 2011 to nil for the six months ended September 30, 2012.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Six Months Ended September 30,
(In thousands, except percentage data)	2012	2011	% Change
Powdered formula	$60,767	$63,491	-4%
Baby food	985	865	14%
Nutritional ingredients and supplements	5,170	1,369	278%
All other	17,989	19,007	-5%
Cost of sales	$84,911	$84,732	0%

The decrease in the cost of sales of the powdered formula segment was mainly due to the decrease in sales volume, partially offset by the increased cost of whey protein powder.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to the sales of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

Our Other business mainly includes sales of surplus milk powder, whey protein and feed grade milk powder. The decrease in cost of Other business was mainly due to decreased imported milk powder cost of $14.5 million for the six months ended September 30, 2012, compared to $15.1 million for the six months ended September 30, 2011, and decreased raw milk cost of zero for the six months ended September 30, 2012, compared to $2.8 million for the six months ended September 30, 2011, partially offset by the increase in whey protein powder cost and feed grade milk powder cost.

Gross Profit and Gross Margin

	Six Months Ended September 30,
(In thousands, except percentage data)	2012	2011	% Change
Gross profit	$34,775	$58,078	-40%
- Powdered formula	39,778	55,781	-29%
Gross Margin	29%	41%
- Powdered formula	40%	47%

The decrease in gross margin of powdered formula segment was mainly due to increased cost of whey protein powder for the six months ended September 30, 2012.

The gross loss and negative gross margin of Other business was mainly due to that we sold surplus imported milk powder at current low market price, while we purchased at a higher price.

Expenses

	Six Months Ended September 30,
(In thousands, except percentage data)	2012	2011	% Change
Selling and distribution expenses	$27,415	$24,789	11%
Advertising and promotion expenses	16,990	15,050	13%
- Advertising expenses	6,748	5,461	24%
- Promotion expenses	10,242	9,589	7%
General and administrative expenses	15,019	13,251	13%
Other operating income, net	965	180	436%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges, travel expense and service charge for our customer loyalty program. The increase in selling and distribution expenses in the six months ended September 30, 2012 from the same period in the previous year was mainly due to the increase in a service charge for our consumer loyalty program administered by a third party since the fourth quarter of fiscal year 2012.

Advertising expenses primarily include media expenses paid to national and local TV stations. The increase in advertising expenses in the six months ended September 30, 2012 was due to our decision to pull back our advertising efforts in the same period in the previous year. Promotion expenses primarily include promotional products to end customers. The increase in promotion expenses in the six months ended September 30, 2012 was mainly due to more customer loyalty program expenses for end customers.

General and administrative expenses primarily include salaries for staff and management, headquarter rental expense, and bad debt expense. The increase in general and administrative expenses in the six months ended September 30, 2012 from the same period in the previous year was mainly due to the increased office supplies expense as we moved into our new headquarters, and the increased depreciation expense related to the new headquarter renovation.

Other operating income represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

The increase in interest expense in the six months ended September 30, 2012 from the same period in the previous year was mainly due to an increase in average borrowing balance, partially offset by decreased average interest rate as we used more trade financing with lower interest rates.

The increase in interest income in the six months ended September 30, 2012 from the same period in the previous year was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Other income, net

Other income for the six months ended September 30, 2012 mainly include foreign currency translation gains of $2.2 million reclassified from accumulated comprehensive income as a result of substantial completion of the disposal of Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd. and Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd.

Income Tax Expense

The increase in income tax expense was primarily due to $25.4 million charge from the increase in the valuation allowance for deferred tax assets attributable to net operating loss carryforwards of certain PRC subsidiaries and loss incurred for the six months ended September 30, 2012.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest mainly represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd..

Net Loss Attributable to Common Stockholders

As a result of the foregoing, net loss attributable to common stockholders for the six months ended September 30, 2012 was $53.9 million, compared to a net loss of $1.1 million for the same period in the previous year.

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

Cash and cash equivalents totaled $74.5 million at September 30, 2012, of which $73.8 million was held outside of the United States.

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

On September 17, 2012, the Company entered into a partnership agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company will build a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership agreement, the operational commissioning of the Site will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company undertakes to compensate, according to the circumstance, Sodiaal or Euroserum for the loss incurred as a result of such delay. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The estimated cost to build is € 90 million (approximately $117 million). The Company is still negotiating with the banks and plans to finance a major part of the amount with long-term borrowings from the banks, and the remaining amount with its own funds. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, to satisfy the production needs of the new drying facility. If the Company purchased less than the agreed amount, the Company should compensate Sodiaal or Euroserum for the loss suffered. The Company shall obtain approvals of the Chinese government within six months of the execution of the partnership agreement, failing which, the agreement shall be deemed terminated without penalty. As of November 9, 2012, the Company is in the process of obtaining approvals from the Chinese government.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Six Months Ended September 30,
(In thousands)	2012	2011
Cash flow provided by/(used in):
Operating activities
Net loss	$(54,119)	$(829)
Depreciation and amortization	6,531	5,708
Bad debt expense	1,451	4,741
Deferred income tax	25,378	14
Foreign currency translation gain on disposal of subsidiaries	(2,190)	0
Other	(341)	122
Changes in assets and liabilities	(24,238)	(931)
Total operating activities	(47,528)	8,825
Investing activities	(28,596)	(30,780)
Financing activities	86,088	8,330
Effect of foreign currency translation on cash and cash equivalents	(236)	1,537
Net increase/(decrease) in cash and cash equivalents	$9,728	$(12,088)

Cash flow used in operating activities in the period is a result of the net loss incurred, non-cash expense and income, and changes in working capital. The changes in working capital for the six months ended September 30, 2012 were primarily related to $21.5 million decrease in accounts payable, $9.4 million increase in accounts receivable, and $6.8 million increase in other liabilities. In the six months ended September 30, 2012, we spent $142.0 million to purchase raw materials and other production materials, $26.0 million in staff compensation and social welfare, $13.2 million in income and other taxes, $34.7 million in operating expenses, $7.2 million in interest, and received $175.6 million from our customers.

Cash flow used in investing activities represents $6.8 million payment for our new headquarter renovation and purchase of equipment, $23.2 million outflow for restricted cash required as a pledge for new loans and as a collateral for new letters of credit, $1.8 million in proceeds from disposed assets, and $0.4 million payment to minority interest shareholders during the six months ended September 30, 2012.

Cash flow used in financing activities mainly represents net cash inflow of $69.8 million of short-term loans and net cash inflow of $16.7 million of long-term loans, and $0.5 million payment for capital leased assets.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1. Financial Statements—Note 6”.

Capital Expenditures

Our capital expenditures were $3.0 million and the corresponding cash outflow was $6.8 million for the six months ended September 30, 2012, which mainly represented expenditure for our new headquarter renovation and purchase of equipment.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30,2012.

Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Interim Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting was not effective, as described below.

As of September 30, 2012, we had the following material weakness:

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

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. As described above, we plan to implement changes to our internal controls over financial reporting for the year ending March 31, 2013.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of September 30, 2012, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. There have been no material changes to these risks and uncertainties during the quarter ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Partnership framework agreement among Sodiaal Union, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012
10.2	Milk supply agreement among Sodiaal Union, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012
10.3	Whey supply agreement among Euroserum SAS, Sodiaal Union, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012
10.4	Fat-enriched or non fat-enriched demineralized whey powder supply agreement among Euroserum SAS, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—September 30, 2012 and March 31, 2012, (ii) the Consolidated Statements of Operations—Three and Six Months Ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Six Months Ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Equity—Six Months Ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows—Six Months Ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*
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

SYNUTRA INTERNATIONAL, INC.

Date: November 9, 2012	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

	By:	/s/ Weiguo Zhang
		Name:	Weiguo Zhang
		Title:	Interim Chief Financial Officer and President