Form 10-Q
period 2012-12-31
Synutra International, Inc.
filed 2013-02-08
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

FORM 10-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 001-33397
_________________

SYNUTRA INTERNATIONAL, INC.
_________________

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

As of February 8, 2013, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)

	December 31, 2012	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$41,743	$64,793
Restricted cash	70,663	30,425
Accounts receivable, net of allowance of $6,536 and $7,845, respectively	45,203	38,753
Inventories	79,193	75,499
Due from related parties	6,656	12,262
Income tax receivable	35	227
Receivable from assets disposal	0	1,037
Prepaid expenses and other current assets	14,975	16,320
Deferred tax assets	0	17,827
Total current assets	258,468	257,143

Property, plant and equipment, net	132,177	134,902
Land use rights, net	10,863	10,198
Intangible assets, net	4,379	4,377
Restricted cash	11,328	21,019
Other assets	1,063	1,367
Deferred tax assets	0	18,907
TOTAL ASSETS	$418,278	$447,913

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$111,872	$86,614
Long-term debt due within one year	44,641	40,831
Accounts payable	47,510	70,927
Due to related parties	1,661	1,655
Advances from customers	11,780	5,991
Other current liabilities	57,509	40,560
Total current liabilities	274,973	246,578
Long-term debt	97,513	92,745
Deferred revenue	4,184	4,377
Capital lease obligations	7,850	4,726
Other long-term liabilities	7,582	2,395
Total liabilities	392,102	350,821

Commitments and contingencies
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at December 31, 2012 and March 31, 2012, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(138,775)	(71,620)
Accumulated other comprehensive income	29,148	32,201
Total common stockholders’ equity	25,819	96,027
Noncontrolling interest	357	1,065
Total equity	26,176	97,092

TOTAL LIABILITIES AND EQUITY	$418,278	$447,913

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$73,228	$114,362	$192,914	$257,172
Cost of sales	41,717	67,078	126,628	151,810
Gross profit	31,511	47,284	66,286	105,362
Selling and distribution expenses	14,488	12,619	41,903	37,408
Advertising and promotion expenses	9,910	7,588	26,900	22,638
General and administrative expenses	6,967	7,365	21,986	20,616
Other operating income, net	216	1,721	1,181	1,901
Income (loss) from operations	362	21,433	(23,322)	26,601
Interest expense	4,021	3,841	11,511	11,125
Interest income	604	481	1,681	1,404
Other income (loss), net	573	(509)	2,666	63
Income (loss) before income tax expense	(2,482)	17,564	(30,486)	16,943
Income tax expense	10,971	7,162	37,086	7,370
Net income (loss)	(13,453)	10,402	(67,572)	9,573
Net income (loss) attributable to the noncontrolling interest	(183)	116	(417)	358
Net income (loss) attributable to common stockholders	$(13,270)	$10,286	$(67,155)	$9,215

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$(0.23)	$0.18	$(1.17)	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income (loss)	$(13,453)	$10,402	$(67,572)	$9,573
Other comprehensive income
Currency translation adjustment	422	962	(865)	3,900
Comprehensive income (loss)	(13,031)	11,364	(68,437)	13,473
Less: Comprehensive income (loss) attributable to noncontrolling interest	(183)	120	(419)	374
Comprehensive income (loss) attributable to common stockholders	$(12,848)	$11,244	$(68,018)	$13,099

 The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
 (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2011	57,301	$6	$135,440	$(88,357)	$28,204	$633	$75,926
Net income (loss)	0	0	0	9,215	0	358	9,573
Currency translation adjustments	0	0	0	0	3,884	16	3,900
Other	0	0	0	0	0	85	85
Balance, December 31, 2011	57,301	$6	$135,440	$(79,142)	$32,088	$1,092	$89,484
Balance, March 31, 2012	57,301	$6	$135,440	$(71,620)	$32,201	$1,065	$97,092
Net loss	0	0	0	(67,155)	0	(417)	(67,572)
Currency translation adjustments	0	0	0	0	(863)	(2)	(865)
Disposal of subsidiaries	0	0	0	0	(2,190)	(381)	(2,571)
Other	0	0	0	0	0	92	92
Balance, December 31, 2012	57,301	$6	$135,440	$(138,775)	$29,148	$357	$26,176

 The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$(67,572)	$9,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,340	8,611
Bad debt expense	1,140	6,709
Deferred income tax	36,550	7,191
Foreign currency translation gain on disposal of subsidiaries	(2,190)	0
Other	(321)	354

Changes in assets and liabilities:
Accounts receivable	(6,714)	(14,103)
Inventories	(3,671)	15,629
Due from related parties	5,594	3,884
Other assets	(747)	(15,498)
Accounts payable	(19,343)	595
Due to related parties	(226)	1,535
Advances from customers	5,780	1,351
Income tax receivable	191	(29)
Other liabilities	24,814	13,973
Net cash provided by (used in) operating activities	(16,375)	39,775

Investing activities:
Acquisition of property, plant and equipment	(10,547)	(10,565)
Change in restricted cash	(30,340)	(9,849)
Proceeds from assets disposal	1,817	405
Payment to minority shareholder	(386)	0
Net cash used in investing activities	(39,456)	(20,009)

Financing activities:
Proceeds from short-term debt	221,533	157,951
Repayment of short-term debt	(196,681)	(194,439)
Proceeds from long-term debt	58,503	60,494
Repayment of long-term debt	(50,087)	(48,555)
Payment on capital lease obligations	(703)	0
Net cash provided by (used in) financing activities	32,565	(24,549)

Effect of exchange rate changes on cash and cash equivalents	216	1,818

Net change in cash and cash equivalents	(23,050)	(2,965)
Cash and cash equivalents, beginning of period	64,793	48,741
Cash and cash equivalents, end of period	$41,743	$45,776

Supplemental cash flow information:
Interest paid	9,997	10,855
Income tax paid	539	82

Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	(4,028)	(650)

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

The Company had a high asset liability ratio as of March 31, 2012. In addition, the Company suffered loss and cash outflows from operations for the nine months ended December 31, 2012 and maintained a high asset liability ratio as of December 31, 2012. However, the Company regards the going concern assumption as appropriate, as the nine months’ net loss is mainly caused by allowance established on deferred tax assets, the short term effect of a substantial retail price increase beginning April 1, 2012 and management’s effort on rectifying sales channel. Operating loss narrowed in the third fiscal quarter compared to the second fiscal quarter, and the Company had a cash inflows from operations for the fiscal third quarter. Accordingly, management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

3.	INVENTORIES

The Company’s inventories at December 31, 2012 and March 31, 2012 are summarized as follows:

(In thousands)	December 31, 2012	March 31, 2012
Raw materials	$51,547	$51,844
Work-in-progress	17,070	6,073
Finished goods	10,576	17,582
Total	$79,193	$75,499

The value of goods-in-transit included in raw materials was $13.1 million and $21.4 million as of December 31, 2012 and March 31, 2012, respectively, which mainly represented the overseas purchase of milk powder and whey protein.

4.	DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Classification of related party balances by name

a.	Due from related parties

(In thousands)	December 31, 2012	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,877	$1,874
Beijing Honnete Dairy Co., Ltd.	506	3,181
St. Angel (Beijing) Business Service Co. Ltd.	3,625	5,987
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	1	0
Beijing Ao Naier Feed Stuff Co., Ltd.	647	1,220
Total	$6,656	$12,262

b.	Due to related parties

(In thousands)	December 31, 2012	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,139	$1,156
Beijing Honnete Dairy Co., Ltd.	519	499
Beijing Kelqin Dairy Co., Ltd.	3	0
Total	$1,661	$1,655

The Company had certain related party borrowings which were recorded in long-term debt. See Note 6. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to related parties

In the three months ended December 31, 2012, the Company sold feed grade milk powder to Ao Naier. In the nine months ended December 31, 2012, the Company’s sales to related parties mainly included whey protein powder to Honnete, feed grade milk powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service. In the three and nine months ended December 31, 2011, the Company’s sales to related parties included whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service, and feed grade milk powder to Ao Naier.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Beijing Honnete Dairy Co., Ltd.	$0	$163	$773	$1,242
St. Angel (Beijing) Business Service Co., Ltd.	0	3,679	2,463	6,303
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	0	0	1	0
Beijing Ao Naier Feed Stuff Co., Ltd.	87	540	143	671
Total	$87	$4,382	$3,380	$8,216

Before September 2011, St. Angel (Beijing) Business Service Co., Ltd. also acted as a sub-distributor of the Company's products. From September 2011, St. Angel (Beijing) Business Service Co., Ltd. began to make all the purchases directly from the Company. Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were nil for the fiscal quarter ended December 31, 2011, and $7.5 million for nine months ended December 31, 2011, which were not included in the amounts disclosed above.

C.	Purchases from related parties

In the three and nine months ended December 31, 2012, major transactions included (i) the Company purchased Lactose from Honnete, and (ii) St. Angel Cultural Communication developed and implemented certain marketing strategies for the Company. In the three and nine months ended December 31, 2011, St. Angel Cultural Communication developed and implemented certain marketing strategies for the Company.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Beijing St. Angel Cultural Communication Co. Ltd.	$119	$169	$458	$169
Beijing Honnete Dairy Co., Ltd.	185	0	4,674	0
Beijing Kelqin Dairy Co., Ltd.	0	0	7	0
Total	$304	$169	$5,139	$169

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	December 31, 2012	March 31, 2012
Property, plant and equipment, cost:
Capital lease of building	$5,622	$4,321
Buildings and renovations	84,522	84,558
Plant and machinery	83,278	83,387
Office equipment and furnishings	9,681	7,986
Motor vehicles	2,937	2,951
Others	915	636
Total cost	$186,955	$183,839
Less: Accumulated depreciation:
Capital lease of building	580	530
Buildings and renovations	14,964	12,240
Plant and machinery	37,959	33,338
Office equipment and furnishings	3,705	2,792
Motor vehicles	2,118	1,909
Others	484	431
Total accumulated depreciation	59,810	51,240
Construction in progress	5,032	2,303
Property, plant and equipment, net	$132,177	$134,902

Construction in progress mainly represents headquarter renovation and manufacturing equipments.

The Company recorded depreciation expense for owned assets and capital leased assets of $3.4 million and $2.9 million for the fiscal quarters ended December 31, 2012 and 2011, respectively, and $10.2 million and $8.6 million for the nine months ended December 31, 2012 and 2011, respectively.

6.	DEBT

As of December 31, 2012 and March 31, 2012, the Company had short-term debt from PRC banks in the amount of $111.9 million and $86.6 million, respectively.  The maturity dates of the short-term debt outstanding range from January 2013 to December 2013. The weighted average interest rate on short-term debt outstanding at December 31, 2012 and March 31, 2012 was 4.9% and 5.7%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at December 31, 2012 and March 31, 2012 were secured by the pledge of certain inventory purchased under letter of credit of $19.2 million and $25.0 million, respectively; the pledge of certain fixed assets totaling $13.4 million and $5.6 million, respectively; the pledge of the Company’s land use right of $1.4 million and $0.5 million, respectively; and the pledge of restricted cash deposits of $32.1 million and $15.8 million, respectively.

As of December 31, 2012 and March 31, 2012, the Company had long-term debt, including current portion, from banks in the amount of $139.3 million and $130.7 million, respectively. The maturity dates of the long-term debt outstanding range from February 2013 to June 2015. The weighted average interest rate of outstanding long-term debt at December 31, 2012 and March 31, 2012 was 5.9% and 6.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at December 31, 2012 and March 31, 2012 was secured by the pledge of certain fixed assets with net book value of $15.8 million and $17.4 million, respectively; the pledge of land use right of $1.2 million and $1.2 million, respectively; and the pledge of restricted cash deposits of $32.4 million and $21.0 million, respectively.

As of December 31, 2012 and March 31, 2012, the Company had long-term loan due within one year from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest is in November 2013, and the loan is extendable on the same terms upon maturity as agreed by both parties. The interest rate of the long-term loan at December 31, 2012 and March 31, 2012 was 10.0%. The interest expense of related party loans for the quarters ended December 31, 2012 and 2011 was $72,000 and $72,000, respectively, and for nine months ended December 31, 2012 and 2011 was $215,000 and $265,000, respectively.

Maturities on long-term debt are as follows:

(In thousands)	Year Ending March 31,
2013	$318
2014	90,139
2015	38,174
2016	13,523
$142,154

7.	OTHER CURRENT LIABILITIES

(In thousands)	December 31, 2012	March 31, 2012
Accrued sales rebate	$21,766	$3,242
Accrued product replacement cost	1,822	3,556
Payroll and bonus payables	8,101	7,978
Accrued selling expenses	4,290	3,750
Accrued advertising and promotion expenses	13,378	10,708
Other tax payable	1,051	2,358
Accrued rental fee	2,574	4,819
Others	4,527	4,149
Total	$57,509	$40,560

8.	INCOME TAXES

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

For the nine months ended December 31, 2012, the Company provided full valuation allowance on the deferred tax assets of the Company's PRC subsidiaries. The Company considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with tax attributes expiring unused and tax planning alternatives. Valuation allowances have been established for deferred tax assets based on a more-likely-than-not threshold. The Company's ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carryforward periods provided for in the tax law.

9.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands except for per share data)	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$(13,270)	$10,286	$(67,155)	$9,215
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings (loss) per share - basic and diluted	$(0.23)	$0.18	$(1.17)	$0.16

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$62,390	$99,843	$162,935	$219,115
Baby food	86	76	196	249
Nutritional ingredients and supplements	156	195	3,632	808
All other	10,596	14,248	26,151	37,000
Net sales	$73,228	$114,362	$192,914	$257,172
INTERSEGMENT SALES
Powdered formula	$6	$0	$18	$0
Baby food	122	150	403	330
Nutritional ingredients and supplements	2,422	3,325	6,521	8,265
All other	0	61	51	1,200
Intersegment sales	$2,550	$3,536	$6,993	$9,795
GROSS PROFIT
Powdered formula	$32,720	$48,674	$72,498	$104,455
Baby food	(371)	(372)	(1,246)	(1,064)
Nutritional ingredients and supplements	(188)	(618)	(1,882)	(1,374)
All other	(650)	(400)	(3,084)	3,345
Gross profit	$31,511	$47,284	$66,286	$105,362
Selling and distribution expenses	14,488	12,619	41,903	37,408
Advertising and promotion expenses	9,910	7,588	26,900	22,638
General and administrative expenses	6,967	7,365	21,986	20,616
Other operating income, net	216	1,721	1,181	1,901
Income (loss) from operations	362	21,433	(23,322)	26,601
Interest expense	4,021	3,841	11,511	11,125
Interest income	604	481	1,681	1,404
Other income (expense), net	573	(509)	2,666	63
Income (loss) before income tax expense	$(2,482)	$17,564	$(30,486)	$16,943

(In thousands)	December 31, 2012	March 31, 2012
TOTAL ASSETS
Powdered formula	$429,521	$436,284
Baby food	21,404	24,928
Nutritional ingredients and supplements	24,959	33,292
All other	132,126	170,386
Intersegment elimination	(189,732)	(216,977)
Total	$418,278	$447,913

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

Overview of Our Business

We are a leading infant formula company in China. We principally manufacture, distribute and sell dairy based nutritional products under the “Shengyuan” or “Synutra” brand, together with sub brands in mainland China. We focus on selling infant formula products, which are supplemented by other nutritional products, such as adult powdered milk formula and prepared baby food, and certain nutritional ingredients and supplements. We sell our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of December 31, 2012, this network comprised over 660 independent distributors and over 690 independent sub-distributors who sell our products in approximately 27,000 retail outlets.

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

Executive Summary

We initiated a “gold mining” marketing strategy (“the Strategy“) in September 2012 to strengthen our management of sales channel, aiming at more effective use of the marketing and promotional expenditures and improving net profit. In the past, we provided sales discounts and rebates to distributors to offset part of the marketing and promotional expenditures incurred at retail outlets. As part of the Strategy, we are now centrally monitoring the spending in each retail outlet to ensure more efficient allocation of marketing and promotional expenditures. We have terminated our relationship with those retail outlets with low sales volume and low yield rate on the slotting fees, and focused our resources on those retail outlets with high sales volume and high yield rate on the slotting fees. In order to strengthen our management of sales channel, we have also set up an inventory tracking system to track our products from factory all the way to the retail outlets to prevent distributors from selling out of their permitted area. We are still in the process of implementing the Strategy as of December 31, 2012, and are adjusting our sales discounts and rebates policies according to the reaction of the market to best stimulate retail outlets. As of December 31, 2012, the number of active retail outlets the Company monitors closely was approximately 27,000.

We started to communicate the Strategy to our distributors in August 2012. While most distributors welcome the Strategy as it strengthens our control on sales channel and promotes more orderly competition among distributors, some of them have reduced their recent orders, as they believed the implementation of the Strategy may have a negative short term impact on their performance. The reduced orders from distributors as we implement the Strategy resulted in the lower sales volume of the fiscal quarter ended December 31, 2012 compared to the prior year period. We estimate the Strategy will continue to negatively impact our short term performance but we believe the successful implementation of the Strategy is vital to the efficiency of our sales channel system and we are committed to continuing the implementation of the Strategy.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the quarters ended December 31, 2012 and 2011:

	Three Months Ended December 31,
(In thousands, except per share data)	2012	2011	% Change
Net sales	$73,228	$114,362	-36%
- Powdered formula segment	62,390	99,843	-38%
Cost of sales	41,717	67,078	-38%
- Powdered formula segment	29,670	51,169	-42%
Gross profit	31,511	47,284	-33%
- Powdered formula segment	32,720	48,674	-33%
Gross Margin	43%	41%
- Powdered formula segment	52%	49%
Income (loss) from operations	362	21,433	-98%
Interest expense, net	3,417	3,360	2%
Income (loss) before income tax expense (benefit)	(2,482)	17,564	-114%
Income tax expense	10,971	7,162	53%
Net income (loss)	(13,453)	10,402	-229%
Net income (loss) attributable to common stockholders	$(13,270)	$10,286	-229%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Income (loss) per share – basic and diluted	$(0.23)	$0.18	-229%

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of December 31, 2012, which was RMB 6.2855 to $1.00. We make no representation that the Renminbi amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On February 4, 2013, the mid rate was RMB 6.2860 to $1.00.

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended December 31,			% Change in
(In thousands, except percentage data)	2012	2011	% Change	Volume	Price
Powdered formula	$62,390	$99,843	-38%	-35%	-3%
Baby food	86	76	13%
Nutritional ingredients and supplements	156	195	-20%
All other	10,596	14,248	-26%
Net sales	$73,228	$114,362	-36%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The decrease of net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the fiscal quarter ended December 31, 2012 was 5,875 tons, as compared to 9,088 tons for the same period in the previous year, due primarily to the reduced order from distributors as we implement the Strategy as discussed above.

●
The average selling price of our powdered formula products for the fiscal quarter ended December 31, 2012 was $10,620 per ton, compared to $10,986 per ton for the same period in the previous year. Average selling price is calculated as net sales of powdered formula segment, after deducting sales discounts and rebates, divided by sales volume. The slight decrease in average selling price was the result of increased sales discounts and rebates per ton, partially offset by the retail price increase we instituted on April 1, 2012. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets.

The product mix in baby food segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. We currently focus our efforts on the powdered formula segment, and did not develop the baby food segment as planned.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties, and inter-segment sales of microencapsulated DHA and ARA to the powdered formula segment. While our cost was high as we produced less amount than our normal capacity and we incurred gross loss on our chondroitin sulfate sales, we began selling to certain international pharmaceutical companies in the fiscal quarter ended June 30, 2012. A major customer’s business was adversely affected by a hurricane in October 2012. As a result, that customer's orders and shipments were delayed and hence no revenue recognized for this major customer, which was the main reason for our decreased sales and cost in the quarter ended December 31, 2012.

Our Other business mainly included sales of raw milk powder of $6.1 million and whey protein of $3.3 million for the quarter ended December 31, 2012. Our Other business mainly included sales of raw milk powder of $12.2 million for the quarter ended December 31, 2011.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended December 31,
(In thousands, except percentage data)	2012	2011	% Change
Powdered formula	$29,670	$51,169	-42%
Baby food	457	448	2%
Nutritional ingredients and supplements	344	813	-58%
All other	11,246	14,648	-23%
Cost of sales	$41,717	$67,078	-38%

The decrease in the cost of sales of the powdered formula segment was mainly due to the decrease in sales volume and decreased free products provided to distributors.

The decrease in the cost of sales of nutritional ingredients and supplements segment was mainly due to the delayed order and shipment from a major customer as discussed above.

Cost of our Other business mainly included cost of raw milk powder of $6.0 million and whey protein of $2.7 million for the quarter ended December 31, 2012. Cost of our Other business mainly included cost of raw milk powder of $13.2 million for the quarter ended December 31, 2011.

Gross Profit and Gross Margin

	Three Months Ended December 31,
(In thousands, except percentage data)	2012	2011	% Change
Gross profit	$31,511	$47,284	-33%
- Powdered formula	32,720	48,674	-33%
Gross margin	43%	41%
- Powdered formula	52%	49%

The increase in gross margin of powdered formula segment was mainly due to less free product per ton and redemption policy change for customer loyalty program in the fiscal quarter ended December 31, 2012.

Expenses

	Three Months Ended December 31,
(In thousands, except percentage data)	2012	2011	% Change
Selling and distribution expenses	$14,488	$12,619	15%
Advertising and promotion expenses	9,910	7,588	31%
- Advertising expenses	3,320	2,629	26%
- Promotion expenses	6,590	4,959	33%
General and administrative expenses	6,967	7,365	-5%
Other operating income, net	216	1,721	-87%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges, travel expense and service charge for our customer loyalty program. The increase in selling and distribution expenses in the fiscal quarter ended December 31, 2012 from the same period in the previous year was mainly due to the increase in sales staff compensation.

Advertising expenses primarily include media expenses paid to national and local TV stations, and e-commerce providers. The increase in advertising expenses in the fiscal quarter ended December 31, 2012 was due to our decision to increase efforts on network media advertising. Promotion expenses primarily include promotional products to end customers. The increase in promotion expenses in the fiscal quarter ended December 31, 2012 was mainly due to more consumer loyalty program expenses for end customers.

General and administrative expenses primarily include salaries for staff and management, depreciation, and office supply in the fiscal quarter ended December 31, 2012. The slight decrease in general and administrative expenses in the fiscal quarter ended December 31, 2012 from the same period in the previous year was mainly due to the decrease in bad debt expense.

Other operating income represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

Interest expense increased slightly in the fiscal quarter ended December 31, 2012 compared to the same period in the previous year, as a result of increased loan balance, and decreased average interest rate as we used more trade financing to purchase inventory with lower interest rates.

The increase in interest income in the fiscal quarter ended December 31, 2012 from the same period in the previous year was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Other Income, Net

Other income for the fiscal quarter ended December 31, 2012 mainly included a gain from exchange rate changes.

Income Tax Expense

The increase in income tax expense was primarily due to $11.1 million charge from the increase in the valuation allowance for deferred tax assets of certain PRC subsidiaries.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest mainly represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net loss attributable to common stockholders for the fiscal quarter ended December 31, 2012 was $13.3 million, compared to a net income of $10.3 million for the same period in the previous year.

Nine Months Results of Operations

Below is a summary of selected comparative results of operations for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
(In thousands, except per share data)	2012	2011	% Change
Net sales	$192,914	$257,172	-25%
- Powdered formula segment	162,935	219,115	-26%
Cost of sales	126,628	151,810	-17%
- Powdered formula segment	90,437	114,660	-21%
Gross profit	66,286	105,362	-37%
- Powdered formula segment	72,498	104,455	-31%
Gross Margin	34%	41%
- Powdered formula segment	45%	48%
Income (loss) from operations	(23,322)	26,601	*
Interest expense, net	9,830	9,721	1%
Income (loss) before income tax expense	(30,486)	16,943	*
Income tax expense	37,086	7,370	*
- Effective tax rate	-122.4%	43.5%
Net income (loss)	(67,572)	9,573	*
Net income (loss) attributable to common stockholders	$(67,155)	$9,215	*
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Loss per share – basic and diluted	$(1.17)	$0.16	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Nine Months Ended December 31,			% Change in
(In thousands, except percentage data)	2012	2011	% Change	Volume	Price
Powdered formula	$162,935	$219,115	-26%	-27%	1%
Baby food	196	249	-21%
Nutritional ingredients and supplements	3,632	808	350%
All other	26,151	37,000	-29%
Net sales	$192,914	$257,172	-25%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The decrease of net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the nine months ended December 31, 2012 was 14,860 tons, as compared to 20,225 tons for the same period in the previous year, due primarily to the significant purchase by distributors prior to our retail price increase effective on April 1, 2012, and the reduced order from distributors as we implement the Strategy as discussed above.

●
The average selling price of our powdered formula products for the nine months ended December 31, 2012 was $10,965 per ton, compared to $10,834 per ton for the same period in the previous year. Average selling price is calculated as net sales of powdered formula segment, after deducting sales discounts and rebates, divided by sales volume. The slight increase in average selling price was mainly due to the retail price increase we instituted on April 1, 2012, partially offset by increased sales discounts and rebates per ton. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The sales discounts and rebates does not fluctuate directly with current period sales because it is based on a prorated annual estimate.

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

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties, and inter-segment sales of microencapsulated DHA and ARA to the powdered formula segment. While our cost was high as we produced less amount than our normal capacity and we incurred gross loss on our chondroitin sulfate sales, we began selling to certain international pharmaceutical companies in the fiscal quarter ended June 30, 2012.

Our Other business mainly included sales of raw milk powder of $18.4 million and whey protein of $5.7 million for the nine months ended December 31, 2012. Our Other business mainly included sales of raw milk powder of $28.2 million, whey protein of $2.2 million and raw milk of $3.3 million for the nine months ended December 31, 2011.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Nine Months Ended December 31,
(In thousands, except percentage data)	2012	2011	% Change
Powdered formula	$90,437	$114,660	-21%
Baby food	1,442	1,313	10%
Nutritional ingredients and supplements	5,514	2,182	153%
All other	29,235	33,655	-13%
Cost of sales	$126,628	$151,810	-17%

The decrease in the cost of sales of the powdered formula segment was mainly due to the decrease in sales volume, partially offset by the increased cost of whey protein powder and inventory write-down for imported Super series.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to the sales of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

Cost of our Other business mainly included cost of raw milk powder of $20.2 million and whey protein of $4.7 million for the nine months ended December 31, 2012. Cost of our Other business mainly included cost of raw milk powder of $28.2 million, whey protein of $1.2 million and raw milk of $3.3 million for the nine months ended December 31, 2011.

Gross Profit and Gross Margin

	Nine Months Ended December 31,
(In thousands, except percentage data)	2012	2011	% Change
Gross profit	$66,286	$105,362	-37%
- Powdered formula	72,498	104,455	-31%
Gross margin	34%	41%
- Powdered formula	45%	48%

The decrease in gross margin of powdered formula segment was mainly due to increased cost of whey protein powder and inventory write-down for imported Super series for the nine months ended December 31, 2012.

Expenses

	Nine Months Ended December 31,
(In thousands, except percentage data)	2012	2011	% Change
Selling and distribution expenses	$41,903	$37,408	12%
Advertising and promotion expenses	26,900	22,638	19%
- Advertising expenses	10,068	8,090	24%
- Promotion expenses	16,832	14,548	16%
General and administrative expenses	21,986	20,616	6%
Other operating income, net	1,181	1,901	-38%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges, travel expense and service charge for our customer loyalty program. The increase in selling and distribution expenses in the nine months ended December 31, 2012 from the same period in the previous year was mainly due to the increase in sales staff compensation, and in a service charge for our consumer loyalty program administered by a third party since the fourth quarter of fiscal year 2012.

Advertising expenses primarily include media expenses paid to national and local TV stations, and e-commerce providers. The increase in advertising expenses in the nine months ended December 31, 2012 was due to our decision to increase efforts on network media advertising. Promotion expenses primarily include promotional products to end customers. The increase in promotion expenses in the nine months ended December 31, 2012 was mainly due to more customer loyalty program expenses for end customers.

General and administrative expenses primarily include salaries for staff and management, depreciation, and office supplies in the nine months ended December 31, 2012. The increase in general and administrative expenses in the nine months ended December 31, 2012 from the same period in the previous year was mainly due to the increased depreciation expense related to the new headquarter renovation.

Other operating income represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

The slight increase in interest expense in the nine months ended December 31, 2012 from the same period in the previous year was mainly due to an increase in average borrowing balance, partially offset by decreased average interest rate as we used more trade financing to purchase inventory with lower interest rates.

The increase in interest income in the nine months ended December 31, 2012 from the same period in the previous year was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Other income, net

Other income for the nine months ended December 31, 2012 mainly include foreign currency translation gains of $2.2 million reclassified from accumulated comprehensive income as a result of substantial completion of the disposal of Heilongjiang Baoquanling Shengyuan Dairy Co., Ltd. and Heilongjiang Baoquanling Shengyuan Dairy Cow Breeding Co., Ltd.

Income Tax Expense

The increase in income tax expense was primarily due to $36.5 million charge from the increase in the valuation allowance for deferred tax assets of certain PRC subsidiaries for the nine months ended December 31, 2012.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest mainly represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Loss Attributable to Common Stockholders

As a result of the foregoing, net loss attributable to common stockholders for the nine months ended December 31, 2012 was $67.2 million, compared to a net income of $9.2 million for the same period in the previous year.

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

Cash and cash equivalents totaled $41.7 million at December 31, 2012, of which $40.9 million was held outside of the United States.

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

On September 17, 2012, the Company entered into a partnership agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company will build a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership agreement, the operational commissioning of the Site will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company undertakes to compensate, according to the circumstance, Sodiaal or Euroserum for the loss incurred as a result of such delay. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The estimated cost to build is € 90 million (approximately $117 million). The Company is still negotiating with the banks and plans to finance a major part of the amount with long-term borrowings from the banks, and the remaining amount with its own funds. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, to satisfy the production needs of the new drying facility. If the Company purchased less than the agreed amount, the Company should compensate Sodiaal or Euroserum for the loss suffered. The Company shall obtain approvals of the Chinese government within six months of the execution of the partnership agreement, failing which, the agreement shall be deemed terminated without penalty. As of February 8, 2013, the Company is in the process of obtaining approvals from the Chinese government.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Nine Months Ended December 31,
(In thousands)	2012	2011
Cash flow provided by/(used in):
Operating activities
Net income (loss)	$(67,572)	$9,573
Depreciation and amortization	10,340	8,611
Bad debt expense	1,140	6,709
Deferred income tax	36,550	7,191
Foreign currency translation gain on disposal of subsidiaries	(2,190)	0
Other	(321)	354
Changes in assets and liabilities	5,678	7,337
Total operating activities	(16,375)	39,775
Investing activities	(39,456)	(20,009)
Financing activities	32,565	(24,549)
Effect of foreign currency translation on cash and cash equivalents	216	1,818
Net decrease in cash and cash equivalents	$(23,050)	$(2,965)

Cash flow used in operating activities in the period is a result of the net loss incurred, non-cash expense and income, and changes in working capital. The changes in working capital for the nine months ended December 31, 2012 were primarily related to $24.8 million increase in other liabilities, partially offset by $19.3 million decrease in accounts payable. In the nine months ended December 31, 2012, we spent $201.0 million to purchase raw materials and other production materials, $37.3 million in staff compensation and social welfare, $19.6 million in value-added tax and other taxes, $51.6 million in operating expenses, $10.0 million in interest, and received $303.1 million from our customers.

Cash flow used in investing activities represents $10.5 million payment for our new headquarter renovation and purchase of equipment, $30.3 million outflow for restricted cash required as a pledge for new loans and as a collateral for new letters of credit, $1.8 million in proceeds from disposed assets, and $0.4 million payment to minority interest shareholders during the nine months ended December 31, 2012.

Cash flow used in financing activities mainly represents net cash inflow of $24.9 million of short-term loans and net cash inflow of $8.4 million of long-term loans, and $0.7 million payment for capital leased assets.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1. Financial Statements—Note 6”.

Capital Expenditures

Our capital expenditures were $8.5 million and the corresponding cash outflow was $10.5 million for the nine months ended December 31, 2012, which mainly represented expenditure for our new headquarter renovation and purchase of equipment.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2012.

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting was not effective, as described below.

As of March 31, 2012, we had the following material weakness:

•
The Company lacked a Chief Financial Officer with requisite skills to perform a sufficient review of the US GAAP consolidated financial statements and related footnote disclosures. As a result, the Company was unable to effectively operate period-end financial reporting and disclosure controls related to unusual and complex transactions.

The Company has hired a new Chief Financial Officer on December 18, 2012. However, we do not believe that the newly hired Chief Financial Officer had sufficient time to become acquainted with our operations, systems, and processes. Therefore, we have concluded that the material weakness still exists as of December 31, 2012.

Remediation and Changes in Internal Control over Financial Reporting

The Company has taken and is continuing to take actions to improve our internal control over financial reporting including actions to address the previously identified material weakness.  On December 18, 2012 we hired Ms. Ning Cai to be our Chief Financial Officer. We are also in the process of developing and implementing alternative controls on period-end financial reporting and disclosure process related to unusual and complex transactions.

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. As described above, we plan to implement changes to our internal controls over financial reporting for the year ending March 31, 2013.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of December 31, 2012, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. There have been no material changes to these risks and uncertainties during the quarter ended December 31, 2012.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—December 31, 2012 and March 31, 2012, (ii) the Consolidated Statements of Operations—Three and Nine Months Ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Nine Months Ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Equity—Nine Months Ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows—Nine Months Ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*
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

SYNUTRA INTERNATIONAL, INC.

Date: February 8, 2013	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

	By:	/s/ Ning Cai
		Name:	Ning Cai
		Title:	Chief Financial Officer