Form 10-K
period 2013-03-31
Synutra International, Inc.
filed 2013-06-13
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 28, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $98.4 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 13, 2013, there were 57,300,713 shares of the registrant’s common stock outstanding.

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

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2013, which was RMB 6.2689 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 7, 2013, the mid rate was RMB 6.1620 to $1.00.

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

ITEM 1.  BUSINESS

General Development and Narrative Description of Business

We are a leading infant formula company in China. We principally engage in production, distribution and sales of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). We focus on selling powdered formula products for infant and adults, which are supplemented by other nutritional products, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2013, this network comprised over 670 independent distributors and over 680 independent sub-distributors who sell our products in approximately 27,000 retail outlets.

We currently have four reportable segments which are:

●	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. Major brands include Super, U-Smart, My Angel and Dutch Cow;

●
Foods segment: Foods segment covers the sale of prepared baby foods for babies and children under the brand of Huiliduo. In fiscal year 2014, we plan to introduce prepared adult foods for patients with special nutritional needs after surgical operations;

●
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate to external customers, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) to powdered formula segment.

●	Other business segment: our Other business includes primarily ancillary sales of milk powder and whey protein to industrial customers.

Our Corporate Structure and History

Synutra International, Inc is a Delaware holding company that conducts its business through its operating subsidiaries in China. It owns all or a majority of the equity interests in its operating subsidiaries, directly or indirectly, through Synutra, Inc., or Synutra Illinois, an intermediate holding company, and Synutra International Company Limited. Synutra Illinois was incorporated in Illinois in 2000 and has no significant assets or other operations of its own. Our corporate structure reflects common practice for companies with operations in the PRC where separate legal entities are often used for tax or administrative reasons.

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

●
Zhangjiakou Chahaer Dairy Co., Ltd., or Zhangjiakou, formerly known as Zhangjiakou Shengyuan Dairy Co., Ltd., located in Zhangjiakou, Hebei, China, was established in March 2004 with Synutra Illinois and Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”) holding 40% and 60%, respectively, of its equity interests. Synutra Illinois acquired the remaining 60% ownership interest in Zhangjiakou from Sheng Zhi Da in April 2005. Zhangjiakou is mainly engaged in processing whey protein into high oil whey protein, an ingredient used in powdered formula production.

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

●
Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008, provides diagnostic services for pregnant women through medical institutions. The purpose of these activities is primarily marketing in nature to support our brand and product promotion. The operations and assets and liabilities associated with these consolidated variable interest entities are insignificant.

●
Heilongjiang Mingshan Dairy Co., Ltd., or Mingshan, located in Luobei, Heilongjiang, China, was established in April 2001. Mingshan ceased milk powder production in early fiscal year 2012. Mingshan signed an agreement with local government on May 14, 2012, pursuant to which, Mingshan moved out of its location and received compensation of $1.4 million. The liquidation of Mingshan has been completed.

●
Beijing Shengyuan Huiliduo Food Technology Co., Ltd., or Beijing Huiliduo, located in Beijing, China, was established in July 2008 to produce prepared baby food. Beijing Huiliduo began operations in March 2009, and ceased operations in November 2012.

The following chart reflects our organizational structure as of March 31, 2013. Unless specifically indicated otherwise, our subsidiaries are organized in mainland China.

Organization chart of Synutra International, Inc.

The following chart shows the structure of our control agreements and the affiliated entities consolidated into our group consolidated financial results as a result of the control agreements:

*	Control Agreements include:

(a)	Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutrition and Huimin;

(b)	Business Operating Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang (who is our Director of Loans) and Yunpeng Jiang (who is our Director of Strategic Acquisitions);

(c)	Call Option Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang and Yunpeng Jiang;

(d)	Pledge Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang; and

(e)	Entrustment Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang.

**	Entrustment Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang, Yunpeng Jiang and Honnete.

For a more detailed description of the control agreements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our Brands

We primarily market our products under the Synutra, or Shengyuan, brand which has been associated with infant formula products in China for more than 10 years. In addition to the Synutra, or Shengyuan brand, our products are marketed in China under brands that we have developed through our national sales and marketing efforts.

Brands for Powdered Formula Products

Powdered formula product brands include several of China’s leading infant and adult formula brands, which mainly include Super, U-Smart, My Angel and Dutch Cow. We have positioned these brands as high quality brands, which provide unique, clinically supported health and developmental benefits. Our infant powdered formula products include DHA and ARA, which support brain and immune system development of infants.

Complementary Brands

Building upon the strength of our brands, we are extending into the fast growing prepared baby food and adult food market, using the Huiliduo brand.

We market under the Meitek brand to meet the nutritional needs of the broader consumer population in China. The products of our Meitek brand use raw materials of type II collagen, which are believed to help relieve joint discomfort, and glucosamine and chondroitin, which clinical studies indicate may help slow down the aging of joints.

In addition, we have recently launched Chondro Gold and Chodro Cal brands of chondroitin sulfate sodium and chondroitin sulfate calcium materials intended for the dietary ingredients industry in North America and the rest of the world. We believe these two branded materials lead the industry and differentiate our dietary ingredients from the rest of the field and feature our unique and proprietary manufacturing processes at Meitek that help to ensure material purity and quality with innovation.

Stages of Development

Generally, there are five stages of pediatric development and we produce different products for each of these stages. The general stages of pediatric development are as below:

Stage 0:	For expectant and nursing mothers
Stage 1:	For infants 0-12 months old
Stage 2:	For infants 6-18 months old
Stage 3:	For children 1-3 years old
Stage 4:	For children 3-7 years old

Our Dutch Cow brand also provides powdered formula products for students, women and older people, to address their special needs.

Our Products

Our products are grouped by category of production process and usage as well as internal resource allocation: (1) Powdered Formula, (2) Foods, (3) Nutritional Ingredients and Supplements, and (4) Other business. Sales of Powdered Formula, Foods, Nutritional Ingredients and Supplements, and Other business comprised 84%, 0%, 3%, and 13% of our net sales for the fiscal year ended March 31, 2013, respectively.

Powdered Formula Products

Infant Formula (Stage 1 and Stage 2)

Our infant formula products include formulas for regular feeding and specialty formula products. The following illustrates our key infant formula brands and products:

Regular Infant Formula
●	Super
●	U-Smart
●	My Angel
●	Dutch Cow

We design regular infant formula as a breast milk substitute for healthy, full-term infants without special nutritional needs, both for use as the infant’s sole source of nutrition and as a supplement to breastfeeding. We endeavor to develop regular infant formula closer to breast milk.

Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant of a given age. Generally, our regular infant formula has the following four main components: (1) protein from cow’s milk that is processed to have an amino acid profile similar to human milk, (2) a blend of vegetable fats (including DHA/ARA) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Patterned after breast milk, which changes composition to meet the infant’s changing nutritional needs, we produce two stages of formula. Stage 1 formulas are consumed by newborn infants up to twelve months of age. Stage 2 formulas are generally consumed by infants from six to eighteen months.

Specialty Infant Formula
●	Lactose Free
●	Formulas for Preterm and Low Birth Weight Infants
●	Formulas addressing Calcium, Iron or Zinc Deficiency
●	Formulas of Partially Hydrolyzed Whey Protein
●	Medical Nutrition

In March 2012, we obtained the license to produce specialty infant formulas in five categories from Shandong Bureau of Quality and Technical Supervision and were the first domestic manufacturer in China to receive such a license. Special infant formulas are designed for infants with special conditions who cannot consume regular infant formulas. We market these products under the Shengyuan Specialty Formula brand name.

Lactose free formulas are designed for infants that are lactose intolerant. Lactose is substituted by maltodextrin in this formula, and it is mainly for infants with diarrhea.

Formulas for preterm and low birth weight infants are designed to meet these infants’ unique needs. Typically, such infants need extra assistance obtaining the requisite nutrition. They require a higher density of nutrients and calories because they cannot take in enough volume of breast milk or regular infant formula. We have formula for infants both when they are under intensive care in the hospital, and after they are discharged from the hospital.

We designed formulas addressing calcium, iron or zinc deficiency for infants with special needs from stage 1 to stage 3.

Formulas of partially hydrolyzed whey protein are designed for use by infants that are allergic to the protein in cow’s milk. We introduced this product to the market in April 2013.

We produce medical formula, or formulas for special medical purposes, for nutritional management of infants who are born with rare metabolism disorders. Currently, we have formula for infants under twelve months of age with phenylketonuria (“PKU”). We plan to develop more formulas targeting other specific disorders in the future.

Children’s Formula (Stage 3 and Stage 4)

We market children’s formula products under the Synutra family of brands. Super, U-Smart, My Angel, Dutch Cow and Formulas addressing Calcium, Iron or Zinc Deficiency are produced for stage 3 and 4. We design these products to meet the changing nutrition needs of children at different stages of development. We offer products at stages 3 and 4 that are designed for children’s nutritional needs at one to three years of age and three to seven years of age, respectively. These products are not breast milk substitutes and are not designed for use as the sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. Our use of the Synutra brand allows for a consistent image across our stages 3 and 4 products.

We produce rice cereal products as supplements for children over 6 months. Currently we have ten formulas of rice cereal products which are produced using rice, fruit, vegetable, meat, vitamins and minerals. We believe that rice cereal products are essential supplements to formula milk.

Adult Formula

We produce Stage 0 powdered formulas for expectant and nursing mothers under Super and U-Smart brand. Our products for expectant or nursing mothers provide the developing fetus or breastfed infant with vitamin supplements and/or an increased supply of DHA for brain development. These products also supplement the mother’s diet by providing either DHA or ARA with increased proteins, as well as vitamins and minerals.

We produce powdered formulas for adult, such as formula with multi-vitamin, formula with high calcium, formula for the elderly, formula for women, and formula for students under the Dutch Cow brand. These products are developed to address specific types of consumer profiles and nutritional needs.

Food Products

Food segment covers the sale of prepared pureed food for babies and children and starting fiscal 2014, we plan to expand the segment to include sales of prepared pureed adult food. Baby food products are designed to be part of a child’s healthy diet with enhanced nutritional value. Adult food products will be designed for patients with special nutritional needs after surgical operations.

Nutritional Ingredients and Supplements

Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, collagen, microencapsulated DHA and ARA. Chondroitin sulfate and collagen is mainly for industrial sales and export, with a small portion used in our self-developed nutritional products. Microencapsulated DHA and ARA powders are produced mainly for internal use in powdered formula production process.

Other business

Other business principally includes ancillary sales of surplus milk powder and whey protein to industrial customers.

Production

Powdered Formula Processing

In the fiscal year ended March 31, 2013, we import whole milk powder used for our powdered formula products from Fonterra Co-operative Group (“Fonterra”) in New Zealand. We import whey protein and high oil whey protein used for infant powdered formula products from Eurosérum S.A.S (“Eurosérum”) in France. We purchase other ingredients for our formula from domestic suppliers.

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

Imported Super product is contract manufactured by Arla, a Danish company, and Dutch Cow infant formula product is contract manufactured by FrieslandCampina, a Dutch company. These products are produced according to our specification and the quality standards of both companies/countries.

Production and Packaging Facilities

Our processing and packaging facilities, which are all owned by us, are located in various locations in China, including Qingdao, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 137,000 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operations have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

Qingdao, Zhangjiakou and Fengzhen facilities are for our powdered formula production. As of March 31, 2013, we had high oil whey protein processing capacity of approximately 12,000 tons per year for the Zhangjiakou facility and the Fengzhen facility, and had packaging capacity of approximately 108,000 tons per year and dry-mixing processing capacity of approximately 62,000 tons per year for the Qingdao facility.

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

Our production facility for prepared foods is located in Zhenglanqi. As of March 31, 2013, the Zhenglanqi facility had a processing capacity for prepared foods of 9,000 tons per year.

Our production facility for nutritional ingredients and supplements is located in Qingdao. As of March 31, 2013, this facility had a processing capacity of 500 tons per year for chondroitin sulfate, 500 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders.

For information with respect to the installed capacity, location and function of our processing and packaging facilities, see “Item 2. Properties”.

Retail Packaging

The bulk of our powdered formula and other nutritional products come in three types of retail packaging: tin canisters, standup/display pouches, or sealed packages in a box. All packaging labels carry product information, nutritional profile, user instructions, product tracing data and shelf life date, product certification status, quality control and assurance remarks, manufacturer contact information, as well as customer service information that comply with PRC labeling requirements. Selected products are also retail-packaged in single-use sizes. Before any product leaves our packaging facility to distributors, we engage in an extensive testing and inspection of the final product.

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

Suppliers and Supplier Arrangements

Currently, we purchase all of our milk powder from Fonterra in New Zealand. The purchase prices are determined through Fonterra’s online auction process and we do not sign long term contracts with our suppliers.

We purchase all of our whey protein powder from Eurosérum.

On September 17, 2012 we entered into a partnership agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and Euroserum SAS, a French subsidiary of Sodiaal (“Euroserum”). Under these agreements, we intend to build a new drying facility in Carhaix, France, to manufacture powdered milk and fat-enriched demineralized whey (the “French Project”). For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Sales and Distribution

Sales

We generally sell our products to distributors and in limited circumstances directly to retailers such as supermarkets. With the introduction of My Angel series infant powdered formula products in the fourth quarter of fiscal year 2011, we began to sell directly to baby stores. Our sales and marketing approach combines advertising, brand-building and store-level promotions. Our customer relations management team, or CRM, of approximately 140 employees uses our customer relations management database in order to acquire, process, and manage targeted customer information.

We have built a sales network that covers all the provinces and provincial-level municipalities in mainland China. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to twenty urban sales areas which act as independent operating units, while each urban sales area covers three to twenty county sales areas. As of March 31, 2013, we had a sales and marketing force of approximately 2,000 employees, complemented by approximately 11,000 full time or part time commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

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

We compensate our sales personnel through a combination of fixed salaries and bonuses based on sales volume. Our targeted sales incentive programs compensate our sales personnel on a product-specific level, thereby enabling us to incentivize our sales personnel to focus their sales and promotion efforts on certain product lines, such as our premium product lines or larger product packages.

Distribution

We primarily work directly with over 670 independent distributors, who in turn work with over 680 independent sub-distributors, and approximately 27,000 retail outlets. Our dry-mixing and packaging subsidiary, Shengyuan Nutritional Food Co., Ltd., also serves as our national distribution center for our distributors in China. Through the personal digital assistant (“PDA”) devices and cell phone applications we installed for each distributor, we can monitor their inventory level closely. We accept purchase orders each month from the distributors. Our sales personnel also regularly inspect and perform stocktaking on distributors’ inventories to identify and control any potential inventory buildup. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

Distributors normally have exclusive distribution rights in their respective regions and cities to distribute our products, and are also responsible for developing the sub-distributors in their own region and cities. We typically enter into a contract with each of our distributors that establishes the range of sales obligations and their respective discount level on top of our standard manufacturer’s prices. However, our obligation to sell and the distributor’s obligation to purchase arise only at the time a purchase order is accepted. We seek to carefully manage our distributors through an evaluation system that monitors and grades each distributor with respect to performance criteria such as monthly sales and investment in promotional activities. We seek to incentivize well-performing distributors by providing larger discounts, larger sales territory and other incentives. While we do not directly manage our sub-distributors, we do track sub-distributor performance through coordinated efforts between our own sales personnel in the field and the distributors. We do not accept product returns except in the event of package damage during delivery and for a limited number of supermarket retailers.

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

We currently work with more than 20 transportation companies that transport our goods directly from our Qingdao facilities to distributors in a timely and efficient manner.

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

Marketing, Advertising and Promotion

Advertising

We advertise through various media, including television, print media and the Internet. We supplement nationwide television coverage with local television coverage. We also purchase advertising over the Internet. Our advertising spending was $11.9 million, $11.5 million and $22.6 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Our advertising spending has enabled us to secure prime-time placements with China Central Television and other premium regional or satellite television stations.

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

 In the dietary ingredients and supplements sector, we believe we have led our domestic industry in applying well established standards in production documentation, including those under the U.S. Pharmacopeia (UPS), to help ensure the integrity of the supply chain and to discourage adulteration of chondroitin sulfate materials. In addition to our quality assurance laboratory facilities in Qingdao, we have recently established a wet lab in Rockville, MD dedicated to dietary ingredients material screening and research on supplement products in the US market.

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

During each of the fiscal years ended March 31, 2013, 2012 and 2011, we spent approximately 1.0%, 0.3% and 0.4% of net sales per year on research and development, respectively.

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

Multinational Brands

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

Domestic Brands

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

According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 83% of total infant formulas sold in China in calendar year 2012.

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

As of March 31, 2013, we had 251 registered trademarks in China, and 8 registered trademarks in other districts and countries. Additionally, we had 65 trademark applications pending approval in China.

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

Our Employees

As of March 31, 2013, we employed approximately 3,400 employees in all of our facilities, with approximately 160 head office management staff and research and development employees, approximately 1,330 production employees, and approximately 1,910 sales and marketing employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We offer our employees both a base salary and a performance bonus. As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. The pension amount is determined by a number of factors, including the member’s salary amount at retirement date, contribution period, social average salary level and price index.

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

Medical Institutions

On February 26, 1994, the State Council promulgated the Regulations of Administration on Medical Institutions which established the regulations for establishing, managing and supervision of medical institutions. In particular, the regulations required a medical institution to be approved by and register with the applicable administrative department of public health prior to establishment. On December 14, 2009, the Ministry of Public Health promulgated the Standards of Medical Inspection Laboratory which set forth the standards for establishing and managing medical inspection laboratories. On August 21, 2012 we received the approval from Beijing Bureau of Health to set up Shengyuan Huimin Medical Inspection Laboratory in Beijing which will be a wholly-owned subsidiary of Beijing Shengyuan Huimin Technology Service Co., Ltd. We are in the process of setting up this lab with commencement of operations expected by the end of calendar year 2013.

Financial Information about Segments and Geographic Areas

We have four reportable segments, which are powdered formula, foods, nutritional ingredients and supplements and other business. Other business includes non-core operations such as ancillary sales of surplus milk powder and whey protein. Please refer to Note 16 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

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

We had loss before income tax expense of $27.0 million and negative cash flow from operation of $5.7 million for the fiscal year ended March 31, 2013. Our operations rely heavily on debt, and at March 31, 2013, we had short-term debt of $127.4 million, long-term debt due within one year of $82.7 million and long term debt due between one and three years of $102.2 million. The asset liability ratio, which is defined as total liabilities divided by total assets, was 94% at March 31, 2013. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, there can be no assurance that our operation will generate sufficient cash flows to meet our liquidity needs, and we therefore may continue have negative cash flows in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all. We may not be able to repay such borrowings in full or at all when due and, if we were to default on the repayment of these borrowings, we may not be able to continue our operations as a going concern.

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

Our business requires certain key raw materials, such as milk powder and whey protein powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. While our agreements with Sodiaal and Euroserum are intended to provide our supplies in the future, the drying facility in Carhaix, France is not expected to be operational until 2015. See “Liquidity and Capital Resources”. Other than these agreements, we currently do not have guaranteed supply contracts with any other raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey protein powder and imported milk powder. We now use imported milk powder from New Zealand for all of our powered formula products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

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

We might face inventory write-downs if we are unable to effectively manage inventory levels and/or prices decline. We maintain inventories of raw materials and finished products, and our inventories may spoil.

Most of our finished products have an average shelf life of 18 to 24 months before the product is opened. Milk powder has a shelf life of 24 months. Whey protein has a shelf life of 12 months. Other additives have a shelf life from several months to several years. Our inventory levels are based, in part, on our expectations regarding future sales. We may in future periods experience inventory buildup if our sales slow for any reason. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products than we require, thereby increasing our risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect our results of operations.

Any major outbreak of illness or disease relating to cows in the regions in which we import milk powder could lead to significant shortfalls in the supply of our milk powder, and could result in consumers avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

We import all of our milk powder from New Zealand, and all of our whey protein powder from France. A major outbreak of any illness or disease in cows globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying milk powder could lead to significant shortfalls in the supply of milk powder. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

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

We primarily rely on third-party distributors and sub-distributors for the distribution and sales of our products. We sell our products through an extensive nationwide distribution and sales network covering all of the provinces and provincial-level municipalities in mainland China. As of March 31, 2013, this network comprised over 670 independent distributors and over 680 independent sub-distributors who sell our products in approximately 27,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions, and are also responsible for developing the sub-distributors located in their own regions. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

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

We initiated a “gold mining” marketing strategy (“Strategy“) in September 2012 to strengthen our management of the sales channel, the goal of which is to use marketing and promotional expenditures more effectively and to improve net profit by centrally monitoring the spending in each retail outlet. We have terminated our relationship with those retail outlets with low sales volume and a low yield rate on the slotting fees, to focus our resources on those retail outlets with high sales volume and a higher yield rate on the slotting fees. As a result, our number of retail outlets reduced from more than 60,000 at June 30, 2012 to approximately 27,000 at March 31, 2013. The Strategy had been substantially completed by March 31, 2013. We cannot be certain that the Strategy will produce the results as planned in the long term.

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

In addition, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. In addition, fluctuations in interest rates could impact our floating rate debt negatively and increase our debt obligations.

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

As discussed in “Liquidity and Capital Resources”, we entered into a series of agreements with Sodiaal Union and Euroserum SAS relating to a long-term industrial and commercial partnership. Under the agreements, we are committed to building a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. The estimated cost to build the facility is approximately Euro 90 million ($117 million), and we are currently negotiating with certain banks to obtain financing for this project. There is no assurance whether we will be able to obtain financing on satisfactory terms. In addition, we cannot be certain whether there will be delays in the building of the facility. If there is a delay, we are obligated to compensate Sodiaal and Euroserum for any losses that are incurred as a result of such delay. In addition, we cannot be certain whether the facility will produce the quality and quantity of products as planned and whether the facility will encounter any mechanical or other issues in the future. Any of these issues could have a material adverse impact on our future operations and financial results.

Any future expansion into new markets that we are currently not significantly represented may be costly, time-consuming and difficult. If we do not successfully expand into new, high growth markets we have identified, our results of operations and prospects may be materially and adversely affected.

Our future success may depend upon our ability to successfully expand into markets that we currently have low penetration rates. To further promote our brand and generate demand for our products in such markets, we may increase our spending on marketing and promotion in specific geographical areas or channels. We may be unable to attract a sufficient number of distributors or penetrate a sufficient number of retail outlets to justify the spending on marketing and promotion in these markets, or our selected distributors or outlets may not be suitable for selling our products in these markets for other reasons. We may also fail to attract new customers in such markets who may have less familiarity with our brand and products. Furthermore, we may fail to anticipate and address competitive conditions in these new markets that are different from those in our existing primary markets. These competitive conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our results of operations and prospects may be materially and adversely affected.

Part of our strategy involves the development of new products and new business segments, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results would be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. We have also entered into new business segments such as the prepared foods segment, and the nutritional ingredients and supplements segment. Our future research and development efforts will focus on further expanding our product offerings beyond dairy-based nutritional products. If we fail to timely develop these and other new products or if we incorrectly gauge market demand for such new products, we may not be able to grow our sales revenue at expected growth rates and may incur expenses and capital expenditure costs relating to the development of new products that do not generate a positive return on the investment.

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

If we are unable to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results, or prevent fraud.

We have previously experienced certain material weaknesses and significant deficiencies in our internal control over financial reporting. In connection with our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012, a material weakness was identified. A material weakness is defined by the Public Company Accounting Oversight Board, or PCAOB, as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have taken steps to remediate the material weakness in our internal control over financial reporting, and we believe that the material weakness previously identified has been fully remediated as of March 31, 2013, see “Part II. Item 9A. Controls and Procedures”. However, there can be no assurance that any current or future deficiencies will not contribute to, or cause, possible material weaknesses in the future or, that we will be able to implement effectively new or improved controls. In addition, our management or our independent registered public accounting firm may determine that our internal control over financial reporting is not effective in the future.

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

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 62.8% of our outstanding common stock through a company owned by his wife as of March 31, 2013. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of our assets; and

•	amendments to our certificate of incorporation.

The decisions of Liang Zhang may conflict with our interests or the interests of our other stockholders.

We have committed to certain capacity expansion projects that require significant capital investment. Such capital may not be available on favorable terms or at all.

We have, in the past, obtained loans and sold our common stock to raise additional capital. We have committed to certain capacity expansion projects, in particular the French Project which requires a total investment of Euro 90 million ($117 million). Although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, there is no assurance that we will be able to generate the required equity portion of the investment in the French Project from our operation cash flow, or raise the required debt portion of the French Project investment. Failure to do so may cause us to delay or abandon the French Project, which in turn will lead to penalties by Euroserum and Sodiaal as permitted under the partnership agreement, the deterioration of our relationship with Euroserum and Sodiaal, and potentially other material adverse impact on our business. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, or if we fail to comply with our debt covenants, we will be in default. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval by complying with certain procedural requirements. Therefore, after complying with certain procedural requirements, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

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

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with the generally accepted accounting principles in the PRC (“PRC GAAP”) to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As of March 31, 2013, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB 1017.4 million, which were equivalent to $162.3 million using the exchange rate as of March 31, 2013. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. For example, in April 2013, the change in China’s Consumer Price Index increased 2.4% from the prior year according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. In addition, our labor costs could increase as a result of inflationary pressures. An increase in our labor costs will increase our operating costs, which we may not be able to pass through to our customers. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and constrain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other actions, which could inhibit economic activity in China, and thereby harm the market for our products.

In the last few years, the government of China has undertaken various measures to alleviate the effects of inflation, including imposing national price controls on various products, including milk. The government of China may conclude that the prices of infant formula or our other products are too high and may institute price controls that would limit our ability to set prices for our products. The government of China has also encouraged local governments to institute price controls on similar products. Such price controls could adversely affect our future results of operations and the price of our common stock.

The PRC government may deem the control agreements between us and certain of our consolidated affiliated entities to be non-compliant with restrictions on foreign investment and as a result we may be subject to penalties or required to perform a costly restructuring of these entities.

PRC laws and regulations currently restrict foreign entities from establishing clinical business in China. Foreign entities that wish to establish medical clinical businesses in China must have domestic entities as partners. In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through several entities (the “Several Entities”) that are not directly owned by us. These Several Entities included Nanjing Shengyuan Huiren Clinical Examination Co., Ltd. which was disposed of in May 2013, Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd which was in pre-operating status and had not been equipped with necessary equipment, Taiyuan Shengyuan Huiren Clinical Examination Co., Ltd. and Shijiazhuang Shengyuan Huiren Clinical Examination Co., Ltd. which were disposed of in January 2013, and will include the Shengyuan Huimin Medical Inspection Laboratory which is expected to commence operations by the end of calendar year 2013. We control and consolidate these entities into our group consolidated results through a series of contractual arrangements. See “Item 1, Business—Our Corporate Structure and History” and “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

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

Furthermore, we have no assurance that Jibin Zhang and Yunpeng Jiang, parties to these control agreements, will continue to cooperate with us and honor these control agreements.  There is a risk that they will not always act in our best interests.  If we cannot resolve any conflicts of interest or dispute that may arise between them and us, we may have to take legal action to compel them to fulfill their contractual obligations and there is substantial uncertainty as to the outcome of any such legal proceedings.  It may be difficult for us to change our corporate structure or to bring claims against the Several Entities if they do not perform their obligations under these contractual arrangements.

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

We may be adversely affected by the outcome of the administrative proceedings brought by the SEC against five accounting firms in China.

Recently, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese affiliates of the ‘‘big four’’ accounting firms, including our auditors, and also against BDO China Dahua. The Rule 102(e) proceedings initiated by the SEC relate to these firms’ failure to produce documents, including audit workpapers, to the request of the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002, as the auditors located in the PRC are not in a position lawfully to produce documents directly to the SEC because of restrictions under PRC law and specific directives issued by the China Securities Regulatory Commission. As the administrative proceedings are ongoing, it is impossible to determine their outcome or the consequences thereof to us. The issues raised by the proceedings are not specific to our auditors. or to us, but affect equally all audit firms based in China and all China-based businesses with securities listed in the United States.

However, if the administrative judge were to find in favor of the SEC under the proceeding and depending upon the remedies sought by the SEC, these audit firms could be barred from practicing before the SEC. As a result, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which may result in their delisting. Moreover, any negative news about the proceedings against these audit firms may erode investor confidence in China-based, United States listed companies and the market price of our shares may be adversely affected.

Risks Related to Our Common Stock

The market price of our common stock is volatile, and its value may be depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2013, the price of our common stock, as reported on the NASDAQ on which our common stock has traded, ranged between $3.99 and $52.24. Though we believe this dramatic fluctuation resulted mainly from volatility in our earnings, which is attributable to various events including, but not limited to the melamine contamination incident, the prematurity event and the worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

Although our common stock is traded on the NASDAQ Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the twelve month period ended March 31, 2013 was approximately 30,372 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are currently located in Beijing with around 45,500 square meters of leased office space and with 31,300 square meters of leased land as our management, marketing, and research and development headquarter. Synutra Illinois leases an executive office in Rockville, Maryland, USA. Our processing and packaging facilities are located in various locations in China, including Qingdao, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 137,000 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned office space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Subsidiary	Province/Region	Installed Capacity as of March 31, 2013	Description	Property Right
		(tons per year)
Shengyuan Nutrition	Shandong, Qingdao	62,000	Dry-mixing of powdered formula products	Land Use Right
		108,000	Packaging of powdered formula products	Land Use Right
Zhangjiakou	Hebei, Zhangjiakou	8,000	High oil whey protein powder processing	Land Use Right
Mengyuan	Inner Mongolia, Fengzhen	4,000	High oil whey protein powder processing	Land Use Right
Inner Mongolia Huiliduo	Inner Mongolia, Zhenglanqi	9,000	Production of prepared foods	Land Use Right
Meitek	Shandong, Qingdao	1,700	Production of nutritional ingredients and supplements	Land Use Right

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

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2013, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

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

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The NASDAQ Global/Global Select Market Price per Share
	High	Low
Fiscal Year Ended March 31, 2012
First Quarter	$11.73	$9.14
Second Quarter	10.02	4.54
Third Quarter	7.49	4.05
Fourth Quarter	6.62	4.24

Fiscal Year Ended March 31, 2013
First Quarter	$6.20	$4.50
Second Quarter	6.27	4.61
Third Quarter	5.15	3.99
Fourth Quarter	4.94	4.36

As of June 10, 2013, we had 14 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2013, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB 1017.4 million, which were equivalent to $162.3 million using the exchange rate as of March 31, 2013.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended March 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the years ended March 31, 2010 and 2009 are derived from audited consolidated financial statements which are not included in this Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(in thousands except earnings per share data)
Selected Consolidated Statement of Income Data:
Net sales	$265,770	$342,539	$248,516	$291,886	$312,528
Cost of sales	171,211	201,618	170,769	208,476	259,086
Gross profit	94,559	140,921	77,747	83,410	53,442
Selling and distribution expenses	53,607	51,221	48,409	43,989	44,178
Advertising and promotion expenses	32,574	28,442	41,420	33,854	115,478
General and administrative expenses	30,220	23,948	28,261	24,509	25,455
Impairment of goodwill	—	—	1,440	—	—
Impairment loss from assets disposal	—	—	—	5,894	—
Gain on disposal and liquidation of subsidiaries	3,625	—	—	—	—
Government subsidies	4,217	5,484	1,441	894	5,790
Income (loss) from operations	(14,000)	42,794	(40,342)	(23,942)	(125,879)
Interest expense	15,018	14,276	10,321	8,603	4,857
Interest income	2,326	1,870	820	1,850	341
Other income (expense), net	(343)	146	277	(1,081)	(580)
Income (loss) before income tax expense (benefit)	(27,035)	30,534	(49,566)	(31,776)	(130,975)
Income tax expense (benefit)	37,186	13,510	(9,306)	(6,904)	(30,386)
Net income (loss)	(64,221)	17,024	(40,260)	(24,872)	(100,589)
Net income (loss) attributable to the noncontrolling interest	(333)	287	(192)	(257)	(40)
Net income (loss) attributable to common stockholders	$(63,888)	$16,737	$(40,068)	$(24,615)	$(100,549)
Earnings (loss) per share-basic and diluted	$(1.11)	$0.29	$(0.71)	$(0.46)	$(1.86)

	March 31,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$79,050	$64,793	$48,741	$48,693	$37,736
Working capital (deficit)	(40,006)	10,565	(479)	(27,593)	(80,432)
Inventory	87,707	75,499	67,372	52,134	114,724
Total assets	476,144	447,913	398,704	349,357	472,571
Short-term debt	127,449	86,614	124,281	98,069	224,647
Long-term debt due within one year	82,663	40,831	38,131	61,194	—
Long-term debt	102,164	92,745	62,722	41,018	8,777
Capital lease obligation	7,848	4,726	5,540	5,372	5,254
Total long-term liabilities	120,476	104,243	74,310	52,497	20,468
Total equity	$29,207	$97,092	$75,926	$52,931	$76,859

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infant and adult, which are supplemented by other nutritional products, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2013, this network comprised over 670 independent distributors and over 680 independent sub-distributors who sell our products in approximately 27,000 retail outlets.

We currently have four reportable segments which are:

●	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. Major brands include Super, U-Smart, My Angel and Dutch Cow;

●
Foods segment: Foods segment covers the sale of prepared baby foods for babies and children under the brand of Huiliduo. In fiscal year 2014, we plan to introduce prepared adult foods for patients with special nutritional needs after surgical operations;

●
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”).

●	Other business segment: our other business includes the ancillary sale of surplus milk powder, whey protein and raw milk to industrial customers.

Executive Summary

For the fiscal year ended March 31, 2013, net sales of powdered formula segment decreased 26% compared to fiscal year 2012. Earnings per share decreased from $0.29 to a loss per share of $1.11, which was primarily attributable to the decrease in sales and the valuation allowance provided for deferred tax assets.

In order to reduce the pressure from rising costs and bench mark our products with our competitors, we announced a price increase effective on April 1, 2012 on major infant products. Due to advance inventory purchases by our distributors in anticipation of the price increase, the price increase had a negative short-term impact on our sales volume, particularly for the first and second quarters of fiscal 2013.

We initiated a “Goldmining” marketing strategy (the “Strategy“) in September 2012 to strengthen our management of the sales channel, the goal of which is to use marketing and promotional expenditures more effectively and to improve net profit. In the past, we provided sales discounts and rebates to distributors to offset part of the marketing and promotional expenditures incurred at retail outlets. As part of the Strategy, we are now centrally monitoring the spending in each retail outlet to ensure more efficient allocation of marketing and promotional expenditures. We have terminated our relationship with those retail outlets with low sales volume and a low yield rate on the slotting fees to focus our resources on those retail outlets with higher sales volume and a higher yield rate on the slotting fees. In order to strengthen our management of sales channel, we have also set up an inventory tracking system to track our products from the factory to the retail outlets in an effort to prevent distributors from selling out of their designated area. As of March 31, 2013, the number of active retail outlets the Company monitors closely was approximately 27,000.

We started to communicate the Strategy to our distributors in August 2012. While most distributors welcomed the Strategy as it strengthened our supervision on the sales channel and promotes more orderly competition among distributors, some have reduced their orders, as they believed the implementation of the Strategy could have a negative short term impact on their performance. As a result, we had lower sales volume in the third and fourth quarters of fiscal 2013 compared to the prior year periods. We believe the successful implementation of the Strategy is vital to the efficiency of our sales channel system.

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following factors:

Perceptions of Product Quality and Safety

Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors that do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins, even if the perception is from misinformation or disinformation. Moreover, a decrease in the quality and safety of any particular product could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. For example, the melamine contamination incident had resulted in a significant reduction in the sales of a number of major dairy product companies in China, including us, and the prematurity event resulted in a significant decline in our sales. If a future market crisis involving any of our products should occur, especially if management failed to respond to such crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, damage our brand and adversely affect our results of operations.

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

Taxation

We file separate tax returns in the United States, Hong Kong, Netherlands and China. Income taxes of our subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois and Synutra Delaware, applicable U.S. tax laws are followed. For Synutra International (HK) Company Limited, applicable Hong Kong tax laws are followed. For Unisono, applicable Holland tax laws are followed.

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

We operate under tax holidays in PRC, which are effective through December 2012. The impact of these tax holidays decreased PRC tax benefit by $307,000 for the fiscal year ended March 31, 2013, decreased PRC tax benefit by $71,000 for fiscal year ended March 31, 2012 and decreased PRC tax expense by $42,000 for fiscal year ended March 31, 2011. The benefit of the tax holidays on both basic and diluted loss per share was $0.01, nearly zero and nearly zero for fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

A small fraction of our nutritional product sales are through supermarket retailers directly. Our revenue arrangement with some of these retailers includes a right of return clause. Our price to the supermarkets is fixed. The supermarkets’ obligation to us would not be changed in the event of theft or physical destruction or damage of the product. We recognize revenue when the supermarkets have paid us.

Our gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers. These deductions represent estimates of the related obligations, requiring the use of judgment when estimating the impact of these sales deductions on gross sales for a reporting period. We report these adjustments as a reduction of gross sales to arrive at net sales.

The Company provides discounts or rebates to customers in the following ways:

●
The Company offers product discounts to compensate certain distributors for promotional expenses and slotting fees paid by them. These distributors are responsible for organizing local promotional activities and paying slotting fees to retail outlets within their sales territory, and providing the Company with documentation of their expenditures, which would be recorded as product discounts and a reduction of the receivable from distributors in the applicable month.

●
The Company offers rebates to other distributors and supermarket retailers as sales incentives. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain amount of orders relating to specific products. Since rebates are contractually agreed upon, the Company estimates rebates based on the specific terms in each agreement and anticipated performance for the current year. The Company considers the sales performance of products subject to rebates and applicable rebate rate, and adjusts the provision periodically to reflect actual experience. Actual amounts may differ if actual performance varies from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

Slotting fees and estimated sales returns due to package damage are also deductions from gross sales:

●
For product sales made directly to supermarket retailers, certain slotting fees, such as shelf display, end-cap placement, bar-coding, banner advertising, are paid to the supermarket retailers. These slotting fees are deducted from revenues.

●
The Company records a provision for estimated sales returns due to package damage. The sales return amount represents management’s best estimates based on the available information at the time of estimate. The provision for estimated sales returns due to package damage was not material as of March 31, 2013 and 2012.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts primarily based on the age of receivables and factors surrounding the credit risk of specific customers. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. We perform a risk assessment for each customer, and provide specific allowance for those deemed to have a high risk of uncollectibility. We also record a provision for other customers without specific risks based on a review of the receivables aging and our historical experience. Bad debts are written off as incurred.

Inventories

Our inventories are stated at the lower of cost or market. The valuation of inventory requires us to estimate excess and slow moving inventory. The determination of the value of excess and slow moving inventory is based upon assumptions of future demands and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends. We record write-downs against the cost of inventories for a decline in market, which establishes a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information and forecasts of future demand. Market conditions are subject to change and actual consumption of inventories could differ materially from forecasted demand. Furthermore, the price of milk powder is subject to fluctuations based on global supply and demand. If actual market conditions are less favorable or other factors arise that are significantly different from those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We consider positive and negative evidence when determining whether a portion or all of our deferred tax assets will more likely than not be realized. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, the duration of statutory carry forward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset and increasing our income tax expense in the year such determination is made. As of March 31, 2013, we had deferred tax assets of $55.8 million, mainly generated from net loss carryforward before valuation allowance. We accrued a full valuation allowance since it is more likely than not that the operating loss will not be utilized before expiration. Tax benefits relating to future reversals of the valuation allowance on deferred tax assets, if any, will be recognized as a reduction of income tax expense.

We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2013, we believed all earnings generated in China and Hong Kong would be permanently reinvested and as a result, we did not record any income taxes on such earnings.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2013, we had recorded liabilities of $506,000 for our PRC subsidiaries.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2013, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include, but are not limited to significant under-performance of a business or product line in relation to expectations, and significant changes or planned changes in the use of the assets. An impairment analysis is performed at the lower level of identifiable independent cash flows for an asset or asset group. We assess the recoverability of long-lived assets by comparing the carrying amount of the asset group to the estimate of the related total future undiscounted cash flow. If an asset group’s carrying value is not recoverable through the related undiscounted cash flows, the impairment loss is measured by comparing the difference between the asset group’s carrying value and its fair value. We determine the fair value of an asset or asset group utilizing estimated future discounted cash flows and incorporate assumptions that it believes marketplace participants would utilize.

The impairment tests involve the use of accounting estimates and assumptions that management believed to be reasonable, the result of which form the basis for our conclusions. While the current analysis suggested that no impairment was recognized, significant changes to these estimates and assumptions could adversely impact our conclusion to these impairment tests. We will continue to closely monitor our financial performance and projections for the asset groups and the economic conditions of the product end markets. Any significant change in market conditions and estimates of judgments could give rise to impairment in the period that the change becomes known.

Results of Operations

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Below is a summary of selected comparative results of operations for the fiscal year ended March 31, 2013 and 2012:

	Fiscal Years Ended March 31,
(In thousands, except per share data)	2013	2012	% Change
Net sales	$265,770	$342,539	-22%
- Powdered formula segment	224,423	301,664	-26%
Cost of sales	171,211	201,618	-15%
- Powdered formula segment	122,175	159,189	-23%
Gross profit	94,559	140,921	-33%
- Powdered formula segment	102,248	142,475	-28%
Gross Margin	36%	41%
- Powdered formula segment	46%	47%
Income (loss) from operations	(14,000)	42,794	*
Interest expense, net	12,692	12,406	2%
Income (loss) before income tax expense	(27,035)	30,534	*
Income tax expense	37,186	13,510	*
- Effective tax rate	-137.5%	44.2%
Net income (loss)	(64,221)	17,024	*
Net income (loss) attributable to common stockholders	$(63,888)	$16,737	*
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Loss per share – basic and diluted	$(1.11)	$0.29	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Fiscal Years Ended March 31,			% Change in
(In thousands, except percentage data)	2013	2012	% Change	Volume	Price
Powdered formula	$224,423	$301,664	-26%	-25%	0%
Foods	350	255	37%
Nutritional ingredients and supplements	6,836	907	654%
All other	34,161	39,713	-14%
Net sales	$265,770	$342,539	-22%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The decrease in net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the fiscal year ended March 31, 2013 was 20,521 tons, as compared to 27,526 tons for the prior fiscal year, due primarily to significant purchases of our products by distributors prior to our retail price increase effective on April 1, 2012, and reduced orders from distributors as we implemented the Strategy discussed above.

●
The average selling price of our powdered formula products for the fiscal year ended March 31, 2013 was $10,936 per ton, compared to $10,959 per ton for the prior fiscal year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The relatively unchanged average selling price was the result of the combined effect from the retail price increase we instituted on April 1, 2012, and the result of increased sales discounts and rebates per ton. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The sales discounts and rebates do not fluctuate directly with current period sales because they are based on a prorated fiscal year basis before the initiation of the Strategy.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment is comprised of prepared baby food, such as cooked meat and vegetables. We have focused our efforts on the powdered formula segment since the melamine incident in 2008, followed by the prematurity event in 2010, and have not developed the foods segment as we originally planned, however we plan to launch a new product category under this segment in fiscal 2014 for adults with special nutritional needs, and expect to revitalize this segment going forward.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international customers increased significantly in fiscal year 2013, however, our production cost remained high and we incurred gross loss on our chondroitin sulfate sales as we produced much less quantity than our nominal capacity.

Our Other business mainly included sales of raw milk powder of $21.5 million and whey protein of $8.8 million for the fiscal year ended March 31, 2013. Our Other business mainly included sales of raw milk powder of $27.7 million and raw milk of $3.3 million for the fiscal year ended March 31, 2012. Since we use the dry-mixing production method, we require a higher quality standard for the milk powder than a wet-mixing production method would require. As a result, we screen the milk powder we purchased for excessive micro-organism content, or milk powder that is over-burnt or lacks the ideal consistency. While we do not make use of this raw material, such product meets the quality standard for raw milk powder that can be used in other products such as dairy drinks or bakery. The amount of this ancillary raw milk powder identified through the screening process is approximately 15% of the total material we purchase. In addition, we may also replace older inventory with new orders when the cost of doing so is low, causing higher sales of milk powder and whey protein powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2013	2012	% Change
Powdered formula	$122,175	$159,189	-23%
Foods	3,211	2,354	36%
Nutritional ingredients and supplements	9,646	3,265	195%
All other	36,179	36,810	-2%
Cost of sales	$171,211	$201,618	-15%

The decrease in the cost of sales of the powdered formula segment was mainly due to the decrease in sales volume and extent of promotions involving free product giveaways, partially offset by the increased cost of whey protein powder.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to the sales of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

Cost of our Other business mainly included cost of milk powder of $23.0 million and whey protein of $7.6 million for the fiscal year ended March 31, 2013. Cost of our Other business mainly included cost of raw milk powder of $27.1 million and raw milk of $3.3 million for the fiscal year ended March 31, 2012.

Gross Profit and Gross Margin

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2013	2012	% Change
Gross profit	$94,559	$140,921	-33%
- Powdered formula	102,248	142,475	-28%
Gross margin	36%	41%
- Powdered formula	46%	47%

The decrease in gross margin was mainly due to the margin decrease in Other business. The decrease in gross margin of the powdered formula segment was mainly due to increased cost of whey protein powder in the fiscal year ended March 31, 2013.

Expenses

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2013	2012	% Change
Selling and distribution expenses	$53,607	$51,221	5%
Advertising and promotion expenses	32,574	28,442	15%
- Advertising expenses	11,928	11,515	4%
- Promotion expenses	20,646	16,927	22%
General and administrative expenses	30,220	23,948	26%
Government subsidies	4,217	5,484	-23%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges, travel expense and service charge for our customer loyalty program. The increase in selling and distribution expenses in the fiscal year ended March 31, 2013 from the prior fiscal year was mainly due to the increase in a service charge for our consumer loyalty program administered by a third party since the fourth quarter of fiscal year 2012, and the increase in selling expense as we introduced our specialty infant formulas, which are designed for infants with special conditions who cannot use regular infant formulas, to our market.

Advertising expenses primarily include media expenses paid to national and local TV stations, and e-commerce providers. Promotion expenses primarily include promotional products to end customers. The increase in promotion expenses in the fiscal year ended March 31, 2013 was mainly due to more consumer loyalty program expenses for end customers, and increased service fee to on-site promotion staff.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental and office supplies in the fiscal year ended March 31, 2013. The increase was mainly due to the increased depreciation expense, office rental and office supplies related to our new headquarter in use.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Gain on Disposal and Liquidation of Subsidiaries

Gain on disposal of subsidiaries is primarily comprised of net foreign currency translation gains of $3.1 million reclassified from accumulated other comprehensive income as a result of the liquidation and disposal of certain subsidiaries, none of which had significant ongoing operations.

Interest Expense and Interest Income

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2013	2012	% Change
Interest expense	$15,018	$14,276	5%
Interest income	2,326	1,870	24%

The increase in interest expense was mainly due to an increase in average borrowing balance, partially offset by a decreased average interest rate as we used more trade financing to purchase inventory with lower interest rates.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

The increase in income tax expense was primarily due to the $36.5 million charge from the increase in the valuation allowance for deferred tax assets of certain PRC subsidiaries for the fiscal year ended March 31, 2013.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest mainly represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net loss attributable to common stockholders for the fiscal year was $63.9 million, compared to a net income of $16.7 million for the prior fiscal year.

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Below is a summary of selected comparative results of operations for the fiscal year ended March 31, 2012 and 2011:

	Fiscal Years Ended March 31,
(In thousands, except per share data)	2012	2011	% Change
Net sales	$342,539	$248,516	38%
- Powdered formula segment	301,664	185,569	63%
Cost of sales	201,618	170,769	18%
- Powdered formula segment	159,189	107,258	48%
Gross profit	140,921	77,747	81%
- Powdered formula segment	142,475	78,311	82%
Gross Margin	41%	31%
- Powdered formula segment	47%	42%
Income (loss) from operations	42,794	(40,342)	*
Interest expense, net	12,406	9,501	31%
Income (loss) before income tax expense	30,534	(49,566)	*
Income tax expense (benefit)	13,510	(9,306)	*
- Effective tax rate	44.2%	18.8%
Net income (loss)	17,024	(40,260)	*
Net income (loss) attributable to common stockholders	$16,737	$(40,068)	*
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Income (loss) per share – basic and diluted	$0.29	$(0.71)	*

* not meaningful

Net Sales
 Our net sales by reportable segments are shown in the table below:

	Fiscal Years Ended March 31,			% Change in
(In thousands, except percentage data)	2012	2011	% Change	Volume	Price
Powdered formula	$301,664	$185,569	63%	10%	47%
Foods	255	495	-48%
Nutritional ingredients and supplements	907	1,001	-9%
All other	39,713	61,451	-35%
Net sales	$342,539	$248,516	38%

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

The product mix in foods segment is comprised mainly of prepared baby food, such as cooked meat and vegetables. As part of our sustained response to the prematurity event, we continued to focus our efforts on the recovery of the powdered formula segment in fiscal year 2012, and did not develop the foods segment as planned.

The product mix in nutritional ingredients and supplements segment is comprised mainly of chondroitin sulfate sold to third parties. The inter-segment sales for the fiscal year ended March 31, 2012 was $12.2 million, compared to $8.3 million for the prior fiscal year. The inter-segment sales represent sales of microencapsulated DHA and ARA, which were used in the production of powdered infant formula products.

We sold surplus imported milk powder of $27.7 million to industrial customers this year as compared to $45.9 million in the prior year. The rest of Other business sales mainly include sales of self-produced milk powder, raw milk and whey protein.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2012	2011	% Change
Powdered formula	$159,189	$107,258	48%
Foods	2,354	1,744	35%
Nutritional ingredients and supplements	3,265	3,102	5%
All other	36,810	58,665	-37%
Cost of sales	$201,618	$170,769	18%

The increase in the cost of sales for the powdered formula segment is mainly due to the increase in sales volume, and the increase in promotional product cost.

Cost of surplus imported milk powder sold was $27.1 million for the fiscal year ended March 31, 2012, as compared to $43.0 million for the prior fiscal year.

Gross Profit and Gross Margin

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2012	2011	% Change
Gross profit	$140,921	$77,747	81%
- Powdered formula	142,475	78,311	82%
Gross margin	41%	31%
- Powdered formula	47%	42%

The increase in gross margin was mainly due to the margin increase in powdered formula segment and Other business. The increase in gross profit was the result of the recovery of powdered formula segment, which was primarily attributable to our recovery from the prematurity event.

Expenses

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2012	2011	% Change
Selling and distribution expenses	$51,221	$48,409	6%
Advertising and promotion expenses	28,442	41,420	-31%
- Advertising expenses	11,515	22,562	-49%
- Promotion expenses	16,927	18,858	-10%
General and administrative expenses	23,948	28,261	-15%
Impairment of goodwill	0	1,440	-100%
Government subsidies	5,484	1,441	281%

Selling and distribution expenses primarily include compensation expense, freight charges, and travel expense. The increase was mainly due to the increase in compensation expenses, which was led by the increase in powdered formula segment sales. Total compensation expense for the fiscal year ended March 31, 2012 increased to $32.8 million from $30.4 million for the prior fiscal year.

The decrease in advertising expenses was mainly due to that we spent significantly on media advertising immediately after the prematurity event to improve our brand image in prior fiscal year.

The decrease in general and administrative expenses was mainly due to $1.5 million to finance prematurity-related research and related public education in the prior fiscal year, $1.5 million decrease in rental expense as we modified the lease agreement of our Beijing headquarter, and $1.1 million decrease in bad debt expense.

Goodwill of $1.4 million was fully impaired during the fiscal year ended March 31, 2011, as a result of conditions surrounding the foods business.

Government subsidies represented the receipt of a general purpose subsidy from a local government.

Interest Expense and Interest Income

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2012	2011	% Change
Interest expense	$14,276	$10,321	38%
Interest income	1,870	820	128%

The increase in interest expense was mainly due to the increase in weighted average interest rate of borrowings from PRC banks, as China’s central bank raised the benchmark lending rate several times since October 2010.

 The increase in interest income was mainly due to the increased weighted average restricted cash balance, which earns a higher interest rate than cash and cash equivalents, and the increase in the rate of interest paid on deposits, as China’s central bank raised the benchmark deposit rate several times since October 2010.

Income Tax Expense (Benefit)

The increase in the effective tax rate from 18.8% for fiscal year 2011 to 44.2% for fiscal year 2012 was driven primarily by the effect of a tax refund for overpaid income taxes recognized in the fiscal year ended March 31, 2011 and the valuation allowance established for net operating loss carryforwards of certain subsidiaries in the fiscal year ended March 31, 2012.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the fiscal year ended March 31, 2012 was $16.7 million, compared to a net loss of $40.1 million for the prior fiscal year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings, and for the fiscal year ended March 31, 2011, it also includes the issuance of 3.3 million shares of common stock, with net proceeds of approximately $58.8 million. In addition, while there can be no assurance that the Company will be able to refinance its short-term bank borrowings as they become due, historically, the Company has renewed or rolled over most of our short-term bank loans upon the maturity date of the loans and believes we will continue to be able to do so.

Cash and cash equivalents totaled $79.1 million at March 31, 2013, of which $77.9 million was held outside of the United States.

As of March 31, 2013, the Company's current liabilities exceed its current assets by $40.0 million and the Company has an asset liability ratio of 94%, which is defined as total liabilities divided by total assets. In addition, the Company suffered a loss before income tax expense of $27.0 million and incurred negative cash flows from operations of $5.7 million for the fiscal year ended March 31, 2013. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•
The Company believes that the loss from operations for the year ended March 31, 2013 is primarily attributable to the short term effect of a substantial increase in the retail price of the Company’s powdered formula products beginning April 1, 2012 and management’s rationalization of the Company's sales channel which was initiated in September 2012 and was substantially completed by March 2013. The Company managed to reverse the losses incurred in the six months ended September 30, 2012, with breakeven results from operations in the third quarter and an income from operations in the fourth quarter. In addition, the Company had positive cash flows from operations for the second half of fiscal 2013 of $41.8 million. The Company has performed a review of its cash flow forecast for the twelve months ending March 31, 2014 and believes that its cash flows from operations will be sufficiently positive for fiscal year 2014 to satisfy its obligations when they fall due.

•
For the two months ended May 31, 2013, the Company had repaid short-term bank loans of $28.1 million and current portion of long-term bank loans of $16.1 million, had borrowed short-term bank loans of $28.3 million and long-term bank loans of $19.6 million.

•	As of May 31, 2013, the Company had unused committed credit facility of $18.3 million at its disposal.

Based on the above factors, management believes that adequate sources of liquidity will exist to fund the Company’s working capital and capital expenditure requirements, and to meet its short term debt obligations, other liabilities and commitments as they become due. Accordingly, management believes the Company will continue as a going concern.

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company undertakes to compensate, according to the circumstance, Sodiaal or Euroserum for the loss incurred as a result of such delay. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The estimated cost to build the facility is € 90 million (approximately $117 million). The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered. On March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project. As of June 13, 2013, the Company is in the process of obtaining approval from the French government in connection with this project and negotiating borrowing terms with certain banks. The Company expects the construction will start in fiscal 2014.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Year Ended March 31,
(In thousands)	2013	2012	2011
Cash flow provided by/(used in):
Operating activities
Net income (loss)	$(64,221)	$17,024	$(40,260)
Depreciation and amortization	14,976	11,751	10,671
Bad debt expense	2,423	3,386	4,209
Deferred income tax	36,550	13,834	(9,441)
Gain on disposal and liquidation of subsidiaries	(3,625)	0	0
Other	337	398	2,647
Changes in assets and liabilities	7,816	19,276	(41,549)
Total operating activities	(5,744)	65,669	(73,723)
Investing activities	(70,012)	(38,314)	(1,910)
Financing activities	89,546	(12,872)	73,684
Effect of foreign currency translation on cash and cash equivalents	467	1,569	1,997
Net change in cash and cash equivalents	$14,257	$16,052	$48

Cash Flows from Operating Activities

Cash flow used in operating activities was a result of the net loss incurred, as adjusted for non-cash expense and income items, and changes in working capital. The changes in working capital for the fiscal year ended March 31, 2013 were primarily related to $18.4 million increase in other liabilities, $9.6 million decrease in due from related parties, $6.7 million decrease in accounts receivable, $7.0 million increase in advance from customers, partially offset by $16.1 million decrease in accounts payable, $12.0 million increase in inventories and $5.8 million increase in other assets. In the fiscal year ended March 31, 2013, we spent $270.1 million to purchase raw materials and other production materials, $48.7 million in staff compensation and social welfare, $30.8 million in taxes, $57.5 million in operating expenses, $13.2 million in interest, received $410.7 million from our customers, and received a $3.9 million subsidy from the local government.

The changes in working capital for the fiscal year ended March 31, 2012, were primarily related to a $17.1 million increase in other liabilities, and $10.9 million increase in accounts payable, partially offset by $5.5 million increase in prepaid expense and other current assets, and $5.7 million increase in inventories. In the fiscal year ended March 31, 2012, we spent $265.9 million to purchase raw materials and other production materials, $44.7 million in staff compensation and social welfare, $18.1 million in other taxes, $37.4 million in operating expenses, $13.5 million in interest, and received $446.0 million from our customers.

The changes in working capital for the fiscal year ended March 31, 2011, were primarily related to a $22.9 million increase in accounts receivable due to our support to distributors to help their recovery, and $13.0 million increase in goods in transit of inventories caused by the long lead time to import raw materials. In the fiscal year ended March 31, 2011, we spent $224.9 million to purchase raw materials and other production materials, $42.1 million in staff compensation and social welfare, $23.9 million in other taxes, $79.0million in operating expenses, $166,000 in income taxes, $9.3 million in interest, and received $304.6 million from our customers.

Cash Flows from Investing Activities

Cash flow used in investing activities in the fiscal year ended March 31, 2013 represents $16.1 million payment for purchase of property, plant and equipment, $56.5 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $1.6 million in proceeds from disposed assets, and $1.0 million proceeds from disposal of certain PRC subsidiaries.

Cash flow used in investing activities in the fiscal year ended March 31, 2012 mainly represents $27.3 million payment for purchase of property, plant and equipment, and $11.7 million outflow in restricted cash. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings.

Cash flow used in investing activities in the fiscal year ended March 31, 2011 mainly represents $8.2 million payment for purchases of property and equipment, $9.2 million proceeds from disposal of two PRC subsidiaries’ assets, and $2.9 million outflow in restricted cash. Restricted cash represents cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

Cash Flows from Financing Activities

Cash flow used in financing activities in the fiscal year ended March 31, 2013 mainly represents net cash inflow of $40.2 million from short-term loans and net cash inflow of $50.8 million from long-term loans, $1.0 million payment for assets under capital leases and $0.4 million payment to holders of non-controlling interest.

Cash flow used in financing activities in the fiscal year ended March 31, 2012 mainly represents net cash outflow of $44.0 million of short-term loans and net cash inflow of $31.5 million of long-term loans, and $0.3 million payment for capital leased assets.

Cash flow used in financing activities in the fiscal year ended March 31, 2011 mainly represents net cash inflow of $26.6 million of short-term loans and net cash outflow of $9.7 million of long-term loans, $58.8 million net proceeds from issuance of common stock, and $2.0 million payment for capital leased assets.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 8.  Financial Statements and Supplementary Data – Note Debt to Consolidated Financial Statements.”

Tabular Disclosure of Contractual Obligations

Below is a table setting forth our contractual obligations as of March 31, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and related interest payment obligations	$199,398	$93,182	$106,216	$0	$0
Capital lease obligations	19,737	263	1,224	1,224	17,026
Operating lease obligations	58,205	1,758	3,372	3,366	49,709
Purchase commitments	18,409	18,409	0	0	0
Capital expenditure commitments	380	380	0	0	0
Total	$296,129	$113,992	$110,812	$4,590	$66,735

As discussed in Liquidity and Capital Resources – Overview, we intend to build a new drying facility in Carhaix, France, to manufacture powdered milk and fat-enriched demineralized whey. The estimated cost to build the facility is € 90 million (approximately $117 million). We committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. As the cost to build the facility in the next several years and the price of raw milk and whey in the next ten years cannot be predicted with precision, the building cost and purchase commitment of the new drying facility was not included in the table above.

We computed the long-term debt-related interest based on the interest rate as of March 31, 2013.

As of March 31, 2013, our uncertain income tax liability was $506,000. We are unable to reasonably estimate the timing of the effective settlement of this tax position.

Capital Expenditures

Our capital expenditures were $11.4 million and the corresponding cash outflow was $16.4 million for the fiscal year ended March 31, 2013, which mainly represented expenditure for our new headquarters’ renovation and purchase of equipment.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, has issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of this ASU will have a significant effect on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

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

Considering the RMB balance of our cash and cash equivalents as of March 31, 2013, which amounted to $79.1 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.8 million of the balance.

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

Interest Rate Risk

We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2013. We currently do not use interest rate swaps to manage exposure to interest rate changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.:

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and subsidiaries (the "Company") as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, China
June 13, 2013

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 (Dollars and shares in thousands, except per share data)

	March 31, 2013	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$79,050	$64,793
Restricted cash	68,410	30,425
Accounts receivable, net of allowance of $7,515 and $7,845, respectively	30,183	38,753
Inventories	87,707	75,499
Due from related parties	2,696	12,262
Income tax receivable	5	227
Receivable from assets disposal	0	1,037
Prepaid expenses and other current assets	18,404	16,320
Deferred tax assets	0	17,827
Total current assets	286,455	257,143

Property, plant and equipment, net	130,121	134,902
Land use rights, net	10,829	10,198
Intangible assets, net	4,135	4,377
Restricted cash	39,883	21,019
Due from related parties	2,981	0
Other assets	1,740	1,367
Deferred tax assets	0	18,907
TOTAL ASSETS	$476,144	$447,913
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$127,449	$86,614
Long-term debt due within one year	82,663	40,831
Accounts payable	48,717	70,927
Due to related parties	1,862	1,655
Advances from customers	12,982	5,991
Other current liabilities	52,788	40,560
Total current liabilities	326,461	246,578
Long-term debt	102,164	92,745
Deferred revenue	4,402	4,377
Capital lease obligations	7,848	4,726
Other long-term liabilities	6,062	2,395
Total liabilities	446,937	350,821

Commitments and Contingencies
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2013 and 2012, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(135,508)	(71,620)
Accumulated other comprehensive income	28,828	32,201
Total common stockholders’ equity	28,766	96,027
Noncontrolling interest	441	1,065
Total equity	29,207	97,092

TOTAL LIABILITIES AND EQUITY	$476,144	$447,913

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Net sales	$265,770	$342,539	$248,516
Cost of sales	171,211	201,618	170,769
Gross profit	94,559	140,921	77,747
Selling and distribution expenses	53,607	51,221	48,409
Advertising and promotion expenses	32,574	28,442	41,420
General and administrative expenses	30,220	23,948	28,261
Impairment of goodwill	0	0	1,440
Gain on disposal and liquidation of subsidiaries	3,625	0	0
Government subsidies	4,217	5,484	1,441
Income (loss) from operations	(14,000)	42,794	(40,342)
Interest expense	15,018	14,276	10,321
Interest income	2,326	1,870	820
Other income (expense), net	(343)	146	277
Income (loss) before income tax expense (benefit)	(27,035)	30,534	(49,566)
Income tax expense (benefit)	37,186	13,510	(9,306)
Net income (loss)	(64,221)	17,024	(40,260)

Net income (loss) attributable to the noncontrolling interest	(333)	287	(192)
Net income (loss) attributable to common stockholders	$(63,888)	$16,737	$(40,068)

Weighted average common stock outstanding – basic and diluted	57,301	57,301	56,476
Earnings (loss) per share – basic and diluted	$(1.11)	$0.29	$(0.71)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)

	Year Ended March 31,
	2013	2012	2011
Net income (loss)	$(64,221)	$17,024	$(40,260)
Other comprehensive income, net of tax
Currency translation adjustment	(234)	4,014	4,204
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	(3,141)	0	0
Other comprehensive income	(3,375)	4,014	4,204
Comprehensive income (loss)	(67,596)	21,038	(36,056)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(335)	304	(177)
Comprehensive income (loss) attributable to common stockholders	$(67,261)	$20,734	$(35,879)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2010	54,001	5	76,607	(48,289)	24,015	593	52,931
Net loss	0	0	0	(40,068)	0	(192)	(40,260)
Issuance of common stock	3,300	1	58,833	0	0	0	58,834
Other comprehensive income, net of tax of nil	0	0	0	0	4,189	15	4,204
Other	0	0	0	0	0	217	217
Balance, March 31, 2011	57,301	6	135,440	(88,357)	28,204	633	75,926
Net income	0	0	0	16,737	0	287	17,024
Other comprehensive income, net of tax of nil	0	0	0	0	3,997	17	4,014
Other	0	0	0	0	0	128	128
Balance, March 31, 2012	57,301	6	135,440	(71,620)	32,201	1,065	97,092
Net loss	0	0	0	(63,888)	0	(333)	(64,221)
Other comprehensive income, net of tax of nil	0	0	0	0	(3,373)	(2)	(3,375)
Derecognition of noncontrolling interest upon liquidation of a subsidiary	0	0	0	0	0	(381)	(381)
Other	0	0	0	0	0	92	92
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Year Ended March 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(64,221)	$17,024	$(40,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,976	11,751	10,671
Bad debt expense	2,423	3,386	4,209
Goodwill and intangible asset impairment	0	0	1,700
Deferred income tax	36,550	13,834	(9,441)
Gain on disposal and liquidation of subsidiaries	(3,625)	0	0
Other	337	398	947
Changes in assets and liabilities:
Accounts receivable	6,698	3,884	(22,896)
Inventories	(12,024)	(5,685)	(12,976)
Due from related parties	9,604	419	(2,835)
Prepaid land use right	(824)	(4,358)	(7,458)
Other assets	(4,943)	(5,453)	(1,291)
Accounts payable	(16,075)	10,882	1,258
Due to related parties	(189)	1,562	1,819
Advances from customers	6,954	964	(4,804)
Income tax receivable	221	14	282
Other liabilities	18,394	17,047	7,352
Net cash provided by (used in) operating activities	(5,744)	65,669	(73,723)

Investing activities:
Acquisition of property, plant and equipment	(16,115)	(27,323)	(8,249)
Change in restricted cash	(56,450)	(11,738)	(2,891)
Proceeds from assets disposal	1,565	747	9,230
Proceeds from disposal of subsidiaries	988	0	0
Net cash provided by (used in) investing activities	(70,012)	(38,314)	(1,910)

Financing activities:
Proceeds from short-term debt	309,115	206,738	206,114
Repayment of short-term debt	(268,901)	(250,743)	(179,552)
Proceeds from long-term debt	111,208	95,729	57,671
Repayment of long-term debt	(60,446)	(64,263)	(67,339)
Payment on capital lease obligations	(1,044)	(333)	(2,044)
Payment to holders of noncontrolling interest upon liquidation of a subsidiary	(386)	0	0
Proceeds from issuance of common stock	0	0	62,700
Issuance costs for common stock issuance	0	0	(3,866)
Net cash provided by (used in) financing activities	89,546	(12,872)	73,684

Effect of exchange rate changes on cash and cash equivalents	467	1,569	1,997

Net change in cash and cash equivalents	14,257	16,052	48
Cash and cash equivalents, beginning of year	64,793	48,741	48,693
Cash and cash equivalents, end of year	$79,050	$64,793	$48,741

Supplemental cash flow information:
Interest paid	$12,779	$13,547	$9,255
Income tax paid	606	83	166

Non-cash investing and financing activities:
Purchase of property, plant and equipment by payable	$6,640	$5,178	$(108)
Assets disposal by other receivable	0	0	1,714
Purchase of intangible assets by accounts receivable	0	1,209	0

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infant and adult, which are supplemented by other nutritional products, such as prepared foods and certain nutritional ingredients and supplements.

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

As of March 31, 2013, the Company's current liabilities exceed its current assets by $40.0 million and the Company has an asset liability ratio of 94%, which is defined as total liabilities divided by total assets. In addition, the Company suffered a loss before income tax expense of $27.0 million and incurred negative cash flows from operations of $5.7 million for the fiscal year ended March 31, 2013. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•
The Company believes that the loss from operations for the year ended March 31, 2013 is primarily attributable to the short term effect of a substantial increase in the retail price of the Company’s powdered formula products beginning April 1, 2012 and management’s rationalization of the Company's sales channel which was initiated in September 2012 and was substantially completed by March 2013. The Company managed to reverse the losses incurred in the six months ended September 30, 2012, with breakeven results from operations in the third quarter and an income from operations in the fourth quarter. In addition, the Company had positive cash flows from operations for the second half of fiscal 2013 of $41.8 million. The Company has performed a review of its cash flow forecast for the twelve months ending March 31, 2014 and believes that its cash flows from operations will be sufficiently positive for fiscal year 2014 to satisfy its obligations when they fall due.

•
For the two months ended May 31, 2013, the Company had repaid short-term bank loans of $28.1 million and current portion of long-term bank loans of $16.1 million, had borrowed short-term bank loans of $28.3 million and long-term bank loans of $19.6 million.

•	As of May 31, 2013, the Company had unused committed credit facility of $18.3 million at its disposal.

Based on the above factors, management believes that adequate sources of liquidity will exist to fund the Company’s working capital and capital expenditure requirements, and to meet its short term debt obligations, other liabilities and commitments as they become due. Accordingly, management believes the Company will continue as a going concern.

B.	Basis of consolidation

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., its subsidiaries and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd., (Collectively the "VIEs"), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.  Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, inventory valuation, accrued consumer loyalty program obligations, sales rebates, the useful lives of and impairment for property and equipment and definite-lived intangible assets, impairment of goodwill and indefinite lived intangible assets, valuation allowance for deferred tax assets and provision for uncertain tax position.

D.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

E.	Restricted cash

Restricted cash are bank demand deposits used as security against letter of credits and short-term and long-term borrowings.

F.	Accounts receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectable amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. The Company performs risk assessments for each customer, and provides a specific allowance for those deemed to have high risk of collectability. The Company also records provision for other customers without specific risks by reviewing the aging of the receivables. Bad debts are written off as incurred.

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

Leases are classified as capital or operating leases. A lease that transfers to the lessee substantially all the benefits and risks incidental to ownership is classified as a capital lease. At inception, a capital lease is recorded at present value of minimum lease payments or the fair value of the asset, whichever is less. Assets under capital leases are amortized on a basis consistent with that of similar fixed assets or the lease term, whichever is shorter. Operating lease costs are recognized on a straight-line basis over the lease term.

J.	Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

No interest was capitalized for the fiscal year ended March 31, 2013, 2012 and 2011.

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

Management performs its annual impairment test for goodwill and intangible assets with indefinite life on March 31. In fiscal year ended March 31, 2013 and 2012, no intangible assets were impaired. In fiscal year ended March 31, 2011, the Company recorded impairment loss of goodwill and definite-lived intangible assets of $1.4 million and $0.3 million, respectively.

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

The functional currency and reporting currency of Synutra International, Inc. and Synutra Illinois are United States Dollar (“US Dollar”). Monetary assets and liabilities denominated in currencies other than the US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the US dollar during the year are converted into the US dollar at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statement of operations. Transaction gains or losses were $840,000 gain, $1.2 million gain, and $642,000 gain for the year ended March 31, 2013, 2012 and 2011, respectively and are recorded in other income (expense), net.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), and the financial records of the Company’s Netherland subsidiary are maintained in Euro (“EUR”), which are their functional currencies. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of the consolidated statements of comprehensive income (loss).

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

A small fraction of the Company’s nutritional product sales are through supermarket retailers directly. The Company’s revenue arrangement with some of these retailers includes a right of return clause. The Company’s price to the supermarkets is fixed. The supermarkets’ obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product. The Company recognizes revenue when the supermarkets have paid the Company.

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

The Company provides discounts or rebates to customers in the following ways:

●
The Company offers product discounts to compensate certain distributors for promotional expenses and slotting fees paid by them. These distributors are responsible for organizing local promotional activities and paying slotting fees to retail outlets within their sales territory, and providing the Company with documentation of their expenditures, which would be recorded as product discounts and a reduction of the receivable from distributors in the applicable month.

●
The Company offers rebates to other distributors and supermarket retailers as sales incentives. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain amount of orders relating to specific products. Since rebates are contractually agreed upon, the Company estimates rebates based on the specific terms in each agreement and anticipated performance for the current year. The Company considers the sales performance of products subject to rebates and applicable rebate rate, and adjusts the provision periodically to reflect actual experience. Actual amounts may differ if actual performance varies from estimates. The Company records rebates as a reduction of revenues in the year in which these programs are offered.

Slotting fees and estimated sales returns due to package damage are also deductions from gross sales:

●
For product sales made directly to supermarket retailers, certain slotting fees, such as shelf display, end-cap placement, bar-coding, banner advertising, are paid to the supermarket retailers. These slotting fees are deducted from revenues.

●
The Company records a provision for estimated sales returns due to package damage. The sales return amount represents management’s best estimates based on the available information at the time of estimate.

P.	Shipping and handling costs

Shipping and handling costs are expensed as incurred and outbound freight is not billed to customers. Shipping and handling costs are included in selling and distribution expenses. The costs were $3.9 million, $5.3 million and $4.4 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Q.	Advertising and promotion expenses

Advertising and promotion expenses are expensed as incurred.

R.	Government subsidies

Government subsidies for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government subsidies related to property, plant and equipment are deferred and amortized in a manner consistent with the depreciation expense of the related assets over the useful lives of these assets. Government subsidies relating to specific borrowings are recorded as an offset to the interest expense over the term of these borrowings. Unrestricted government subsidies from local governmental agencies allowing the Company full discretion in the fund utilization were $4.2 million, $5.5 million and $1.4 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, which were recorded in government subsidy in the consolidated statements of operations.

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, receivable from assets disposal, other current assets, other assets, accounts payable, advance from customers, short-term debt, long-term debt due within one year, other current liabilities and due to and from related parties, approximates their fair value at March 31, 2013 due to the relatively short-term nature of these instruments. The carrying value of long-term debt, capital lease obligations and other long-term liabilities approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

Z.	Recently issued accounting pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) has issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

The Company did not have any items recorded at fair value on a nonrecurring basis as of March 31, 2013 and 2012. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2013 and 2012.

4.	INVENTORIES

The Company’s inventories at March 31, 2013 and 2012 are summarized as follows:

(In thousands)	March 31, 2013	March 31, 2012
Raw materials	$56,607	$51,844
Work-in-progress	17,023	6,073
Finished goods	14,077	17,582
Total	$87,707	$75,499

The value of goods-in-transit included in raw materials was $15.9 million and $21.4 million as of March 31, 2013 and 2012, respectively, which mainly represented the purchase of milk powder and whey protein from international sources.

5.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

The following entities are considered to be related parties to the Company because they are affiliates of the Company under the common control of the Company’s major shareholder. These related parties act only as the Company’s suppliers or distributors and there are no other relationships wherein the Company has the ability to exercise control or significant influence over the operating and financial policies of these parties. The Company is not obligated to provide any type of financial support to these related parties. The nature of each entity is discussed in the table below:

Related Party	Business Nature
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing. Kelqin was sold to a third party in April 2013, and was no longer considered a related party from that date.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel (Beijing) Business Service”)	Engages in distribution of the Company's powdered formula products.

Beijing St. Angel Cultural Communication Co., Ltd. (“St. Angel Cultural Communication”)	Engages in television designing and programming.

Beijing Honnete Dairy Co., Ltd. (“Honnete”)	Engages in importing and distributing whey protein products to commercial customers.

Qingdao Lvyin Waste Disposal Investment Management Co., Ltd. (“Lvyin”)	Engages in waste disposal and sewage treatment activities.

Beijing Dongan Hengxin Property Development Co., Ltd. (“Dongan Hengxin”)	Engages in property development activities.

Beijing Ao Naier Feed Stuff Co., Ltd. (“Ao Naier”)	Engages in feed processing activities.

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	March 31, 2013	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,882	$1,874
Beijing Honnete Dairy Co., Ltd.	0	3,181
St. Angel (Beijing) Business Service Co. Ltd.	3,132	5,987
Beijing Ao Naier Feed Stuff Co., Ltd.	663	1,220
Total	$5,677	$12,262

b.	Due to related parties

(In thousands)	March 31, 2013	March 31, 2012
Sheng Zhi Da Dairy Group Corporation	$1,107	$1,156
Beijing Honnete Dairy Co., Ltd.	495	499
Beijing Kelqin Dairy Co. Ltd.	6	0
Beijing St. Angel Cultural Communication Co., Ltd.	254	0
Total	$1,862	$1,655

The Company had certain related party borrowings which were recorded in long-term debt due within one year. See Note 10. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the fiscal year ended March 31, 2013, the Company’s sales to related parties mainly included whey protein powder to Honnete, feed grade milk powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties represent office spaces rented to Honnete, Ao Naier and St. Angel (Beijing) Business Service. In the fiscal year ended March 31, 2012, the Company’s sales to related parties included whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service, feed grade milk powder and whey protein to Ao Naier and chondroitin sulfate to Lvyin. In the fiscal year ended March 31, 2011, the Company’s sales to related parties include whey protein and industrial milk powder to Honnete, industrial milk powder to Kelqin, powdered formula products and chondroitin sulfate to St. Angel (Beijing) Business Service, and chondroitin sulfate to Lvyin.

	Year Ended March 31,
(In thousands)	2013	2012	2011
Beijing Honnete Dairy Co., Ltd.	$775	$1,242	$5,333
Beijing Kelqin Dairy Co., Ltd.	0	0	23
St. Angel (Beijing) Business Service Co., Ltd.	2,470	9,861	513
Beijing Ao Naier Feed Stuff Co., Ltd.	293	693	0
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	0	1	2
Total	$3,538	$11,797	$5,871

Before September 2011, St. Angel (Beijing) Business Service Co., Ltd. also acted as a sub-distributor of the Company's products. From September 2011, St. Angel (Beijing) Business Service Co., Ltd. began to make all purchases directly from the Company. Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were nil, $7.5 million and $22.0 million for the fiscal year ended March 31, 2013, 2012 and 2011, respectively, which were not included in the above transaction amount.

C.	Purchases from related parties

In the fiscal year ended March 31, 2013, major transactions included (i) the Company purchased Lactose from Honnete, and (ii) St. Angel Cultural Communication implemented certain marketing activities for the Company. In the fiscal year ended March 31, 2012 and 2011, the Company’s purchases from related parties mainly included catalogues, brochures, and marketing materials from St. Angel Cultural Communication.

	Year Ended March 31,
(In thousands)	2013	2012	2011
Beijing Honnete Dairy Co., Ltd.	$4,674	$0	$0
Beijing Kelqin Dairy Co., Ltd.	11	0	0
Beijing St. Angel Cultural Communication Co., Ltd.	577	339	480
Total	$5,262	$339	$480

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

(In thousands)	March 31, 2013	March 31, 2012
Prepaid expense	$1,129	$3,493
Prepaid other taxes	10,051	8,105
Advance to suppliers	2,126	2,635
Interest receivable	2,221	844
Other	2,877	1,243
Total	$18,404	$16,320

7.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	March 31, 2013	March 31, 2012
Property, plant and equipment, cost:
Capital lease of building	$5,637	$4,321
Buildings and renovations	84,502	84,558
Plant and machinery	84,559	83,387
Office equipment and furnishings	10,809	7,986
Motor vehicles	3,180	2,951
Others	918	636
Total cost	$189,605	$183,839
Less: Accumulated depreciation:
Capital lease of building	625	530
Buildings and renovations	15,750	12,240
Plant and machinery	40,396	33,338
Office equipment and furnishings	4,190	2,792
Motor vehicles	2,212	1,909
Others	511	431
Total accumulated depreciation	63,684	51,240
Construction in progress	4,200	2,303
Property, plant and equipment, net	$130,121	$134,902

Construction in progress mainly represents leasehold improvements and manufacturing equipment.

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

The Company recorded depreciation expense of $14.7 million, $11.6 million and $10.5 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

8.	LAND USE RIGHTS, NET

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 20 to 50 years.

(In thousands)	March 31, 2013	March 31, 2012
Land use rights, cost	$11,967	$11,092
Less: Accumulated amortization	1,138	894
Land use rights, net	$10,829	$10,198

The Company recorded amortization expense of $239,000, $180,000 and $144,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

9.	INTANGIBLE ASSETS, NET

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount
As of March 31, 2013:
Registered trademark (indefinite life)	$4,135	$0	$0	$4,135

As of March 31, 2012:
Registered trademark (indefinite life)	$4,377	$0	$0	$4,377

The intangible assets as of March 31, 2013 represent $2.9 million for registered trademark of Dutch Cow, which is used for the Company’s powdered adult formula products; $331,000 for registered trademark of Huiliduo, which is used for the foods products; and $862,000 for registered trademark of Ausmeadow, which is for infant formula products.

Amortization expense was nil, ni and $19,000 for the fiscal year ended March 31, 2013, 2012 and 2011, respectively.

10.	DEBT

As of March 31, 2013 and 2012, the Company had short-term debt from banks in the amount of $127.4 million and $86.6 million, respectively.  The maturity dates of the short-term debt outstanding range from April 2013 to March 2014. The weighted average interest rate on short-term debt outstanding at March 31, 2013 and 2012 was 3.8% and 5.7%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at March 31, 2013 and 2012 were secured by the pledge of certain inventory purchased under letter of credit of $26.4 million and $25.0 million, respectively; the pledge of certain fixed assets totaling $13.4 million and $5.6 million, respectively; the pledge of the Company’s land use right of $5.4 million and $0.5 million, respectively; and the pledge of restricted cash deposits of $33.0 million and $15.8 million, respectively.

As of March 31, 2013 and 2012, the Company had long-term debt, including current portion, from banks in the amount of $184.8 million and $130.7 million, respectively. The maturity dates of the long-term debt outstanding range from May 2013 to June 2015. The weighted average interest rate of outstanding long-term debt at March 31, 2013 and 2012 was 5.6% and 6.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at March 31, 2013 and 2012 was secured by the pledge of certain fixed assets of $15.3 million and $17.4 million, respectively; the pledge of land use right of $1.2 million and $1.2 million, respectively; and the pledge of restricted cash deposits of $41.2 million and $21.0 million, respectively.

As of March 31, 2013, the Company had a long-term loan due within one year from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest will be in November 2013. The interest rate of the long-term loan at March 31, 2013 and 2012 was 10.0%. The interest expense of related party loans for the year ended March 31, 2013 and 2012 were $286,000 and $336,000, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Year Ending March 31,
2014	$82,663
2015	88,605
2016	13,559

11.	OTHER CURRENT LIABILITIES

(In thousands)	March 31, 2013	March 31, 2012
Accrued rebate and slotting fee	$21,314	$2,689
Payroll and bonus payables	6,253	7,978
Accrued selling expenses	5,496	1,720
Accrued advertising and promotion expenses	12,034	16,846
Other tax payable	675	2,358
Accrued rental fee	1,461	4,819
Accrued interest expense	2,346	601
Others	3,209	3,549
Total	$52,788	$40,560

12.	OBLIGATIONS UNDER CAPITAL LEASE

Future minimum capital lease payments at March 31, 2013 are as follows:

(In thousands)	Year Ending March 31,
2014	$263
2015	612
2016	612
2017	612
2018	612
2019 and thereafter	17,026
Total minimum lease payments	19,737
Less: Amount representing interest	11,889
Present value of minimum lease payments	7,848
Current	0
Long-term	7,848
Total	$7,848

The Company recorded depreciation expense of $92,000, $144,000 and $136,000 for capital leased assets for the fiscal year ended March 31, 2013, 2012 and 2011, respectively, and recorded interest expense of $201,000, $548,000 and $456,000 for the fiscal year ended March 31, 2013, 2012 and 2011, respectively. The interest rates associated with the capital leases are from 6.8% to 7.83% per annum.

13.	INCOME TAXES

A.	Tax law of each tax jurisdiction

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. The applicable rate is 34% for fiscal year 2013, 2012 and 2011.

Netherlands

The Company’s subsidiary incorporated in the Netherlands is subject to Netherland’s profit tax. The applicable rate is 20% on the first EUR 200,000 of taxable profits.  For taxable profits exceeding EUR 200,000, the applicable rate is 25% for fiscal year 2013, fiscal year 2012 and fourth quarter of fiscal year 2011, and 25.5% for first, second and third quarter of fiscal year 2011.

Hong Kong

The Company's subsidiary in Hong Kong is subject to profit tax at 16.5% on assessable income.

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

In accordance with the EIT Law, dividends which arise from profits of foreign invested enterprises (“FIEs”) earned after January 1, 2008 are subject to a 10% withholding tax. In addition, under the tax arrangement between the PRC and Hong Kong, if the foreign investor is incorporated in Hong Kong and qualifies as the beneficial owner, the applicable withholding tax rate is reduced from 10% to 5%, if the investor holds at least 25% in the FIE. A deferred tax liability should be recognized for the undistributed profits of PRC companies unless the Company has sufficient evidence to demonstrate that the undistributed dividends will be permanently reinvested. As of March 31, 2013, all earnings generated in China and Hong Kong are intended to be permanently reinvested and as a result, the Company did not record any deferred tax liability on such undistributed earnings.

B.	Components of income (loss) before income tax expense (benefit)

For financial reporting purposes, income (loss) before income tax expense (benefit) includes the following components:

	Year Ended March 31,
(In thousands)	2013	2012	2011
United States	$(3,045)	$854	$(1,669)
Holland	2,338	(30)	(108)
Hong Kong	(866)	2,808	0
PRC	(25,462)	26,902	(47,789)
	$(27,035)	$30,534	$(49,566)

C.	Reconciliation from the statutory income tax rate to reported amount of income tax expense (benefit)

The income tax expense (benefit) reconciled to the tax expense (benefit) computed at the US statutory rate was approximately as follows for the years ended March 31, 2013, 2012 and 2011:

	Year Ended March 31,
(In thousands)	2013	2012	2011
Income tax expense (benefit) at US federal statutory rate of 34%	$(9,192)	$10,382	$(16,853)
Foreign tax rate differential	759	(2,593)	4,203
PRC tax holiday effect	307	71	(42)
Change in valuation allowance	46,700	2,984	1,306
Unrecognized tax benefits	(191)	(502)	157
Effect of tax refund	0	0	(82)
Effect of change in tax rate	(1,441)	1,131	384
Nondeductible items	244	2,037	1,621
Total income tax expense (benefit)	$37,186	$13,510	$(9,306)

Some of the Company’s PRC subsidiaries are eligible for tax holidays. The impact of these tax holidays decreased PRC tax benefit by $307,000 for the fiscal year ended March 31, 2013, decreased PRC tax benefit by $71,000 for the fiscal year ended March 31, 2012, and decreased PRC tax expense by $42,000 for the fiscal year ended March 31, 2011. The benefit of the tax holidays on both basic and diluted loss per share was $0.01, nearly zero, and nearly zero for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

D.	Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

(In thousands)	March 31, 2013	March 31, 2012
Deferred tax assets – current
Inventory write-down	$1,377	$1,240
Acquisition of assets under fair value	27	27
Net operating loss carryforward	11,659	10,121
Accrued expenses	677	84
Bad debt provision	2,184	2,073
Accrued rebate and sales discount	12,556	6,726
Tax credits carryforward for PRC equipment purchases	0	2,262
Others	1,250	188
Subtotal	29,730	22,721
Less: valuation allowance	(29,730)	(4,894)
Total	$0	$17,827

Deferred tax assets – non current
Net operating loss carryforward	$25,487	$25,527
Acquisition of assets under fair value	195	221
Long-lived assets write-down	506	566
Bad debt provision	959	1,081
Others	94	207
Subtotal	27,241	27,602
Less: valuation allowance	(27,241)	(8,695)
Total	$0	$18,907

The net change during the year in the total valuation allowance is as follows:

(In thousands)	March 31, 2013	March 31, 2012
Balance at beginning of year	$13,589	$10,605
Additions during the year	46,700	3,145
Releases during the year	(3,318)	(161)
Balance at end of year	$56,971	$13,589

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

At March 31, 2013, the net operating loss carryforward of Synutra Illinois and Synutra International, Inc., which file a consolidated tax return, is approximately $13.6 million, which expires in 2029. Subject to the federal income tax rate of 34%, the tax benefit is $4.6 million. Synutra Illinois and Synutra International, Inc. do not have enough profit in the foreseeable future to realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the net operating loss carryforward of Synutra Illinois and Synutra International, Inc. will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets of Synutra Illinois and Synutra International, Inc. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2013 will be recognized as a reduction of income tax expense.

At March 31, 2013, the net operating loss carryforward of PRC subsidiaries is $129.5 million which expires in 2018 at the latest, and the deferred tax asset is $32.4 million. The Company believes that it is more likely than not that the benefit from the net operating loss carryforward of these PRC subsidiaries will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets relating to the net operating loss carryforward of these PRC subsidiaries. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2013 will be recognized as a reduction of income tax expense.

Deductible tax credits carryforward for PRC equipment purchases expired in calendar year 2012. As a result, the Company has derecognized deferred tax assets related to these tax credits carryforward for PRC equipment purchases.

The Company disposed and liquidated certain subsidiaries in fiscal year 2013. As a result, the Company derecognized deferred tax assets and released valuation allowance related to these subsidiaries.

E.	Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The income tax expense for the fiscal years ended March 31, 2013, 2012 and 2011 are summarized as follows:

	Year Ended March 31,
(In thousands)	2013	2012	2011
Current tax
- Netherlands	$89	$68	$62
- PRC	735	110	(84)
Subtotal	824	178	(22)

Uncertain tax benefit
- PRC	(191)	(502)	157
Subtotal	(191)	(502)	157

Deferred tax benefit
- PRC	36,553	13,834	(9,441)
Subtotal	36,553	13,834	(9,441)
Total	$37,186	$13,510	$(9,306)

F.	Uncertain tax positions

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

	March 31,
(In thousands)	2013	2012	2011
Balance at beginning of year	$697	$1,199	$1,042
Additions in the current year	15	55	157
Release in the current year	(206)	(557)	0
Balance at end of year	$506	$697	$1,199

The reduction of the uncertain tax position of $206,000 in the fiscal year 2013 is related to the tax de-registration of a subsidiary, Heilongjiang Mingshan Dairy Co., Ltd. The balance of unrecognized tax benefits at March 31, 2013, if recognized, would affect the effective tax rate.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB100,000 is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The Company's PRC subsidiaries are therefore generally subject to examination by the PRC tax authorities from calendar year 2008 through 2012 on non-transfer pricing matters, and from calendar year 2003 through 2012 on transfer pricing matters. The statute of limitations in the US is generally three years.

14.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Year Ended March 31,
(In thousands except for per share data)	2013	2012	2011
Net income (loss) attributable to common stockholders	$(63,888)	$16,737	$(40,068)
Weighted average common stock outstanding – basic and diluted	57,301	57,301	56,476
Earnings (loss) per share – basic and diluted	$(1.11)	$0.29	$(0.71)

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. ("RBS")) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for all periods presented as they would be anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES

A.	Purchase commitments and Capital commitments

As of March 31, 2013, the Company had outstanding commitments of $611,000 for advertising purchases, and $17.8 million for milk powder, whey protein, imported Dutch Cow brand products and imported Super brand products within the next twelve months.

As of March 31, 2013, the Company’s capital purchase commitments amounted to $0.4 million mainly in relation to manufacturing equipment.

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company undertakes to compensate, according to the circumstance, Sodiaal or Euroserum for the loss incurred as a result of such delay. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The estimated cost to build the facility is € 90 million (approximately $117 million). The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered. On March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project. As of June 13, 2013, the Company is in the process of obtaining approval from the French government in connection with this project and negotiating borrowing terms with certain banks. The Company expects the construction will start in fiscal 2014.

As the cost to build the facility in the next several years and the price of raw milk and whey in the next ten years can not be predicted with precision, the building cost and purchase commitment of new drying facility was not included in the above purchase commitment and capital commitment disclosure.

B.	Operating lease commitments

The Company leases certain land use right, office facilities and certain warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2013 are as follows:

(In thousands)	Year Ending March 31
2014	$1,758
2015	1,689
2016	1,683
2017	1,683
2018	1,683
2019 and thereafter	49,709
Total	$58,205

The operating lease expense for the fiscal year ended March 31, 2013, 2012 and 2011 were $3.2 million, $1.3 million and $2.9 million, respectively.

C.	Legal proceedings

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

The Company focuses on selling premium infant formula products, which are supplemented by more affordable infant formula products targeting the mass market as well as other nutritional products, such as adult powdered formula and prepared foods, and certain nutritional ingredients and supplements. The activities of each segment are as follows:

Powdered Formula - Sales of powdered infant and adult formula products.

Foods - Sales of prepared foods for babies and children.

Nutritional Ingredients and Supplements - Sales of nutritional ingredients and supplements such as chondroitin sulfate to external customers, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) to powdered formula segment.

Other business - Other business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers.

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting.

	Year Ended March 31,
(In thousands)	2013	2012	2011
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$224,423	$301,664	$185,569
Foods	350	255	495
Nutritional ingredients and supplements	6,836	907	1,001
Other business	34,161	39,713	61,451
Net sales	$265,770	$342,539	$248,516
INTERSEGMENT SALES
Powdered formula	$19	$1	$15
Foods	403	342	468
Nutritional ingredients and supplements	9,212	12,241	8,316
Other business	51	1,201	2,150
Intersegment sales	$9,685	$13,785	$10,949
GROSS PROFIT (LOSS)
Powdered formula	$102,248	$142,475	$78,311
Foods	(2,861)	(2,099)	(1,249)
Nutritional ingredients and supplements	(2,810)	(2,358)	(2,101)
Other business	(2,018)	2,903	2,786
Gross profit	$94,559	$140,921	$77,747
Selling and distribution expenses	53,607	51,221	48,409
Advertising and promotion expenses	32,574	28,442	41,420
General and administrative expenses	30,220	23,948	28,261
Impairment of goodwill	0	0	1,440
Gain on disposal and liquidation of subsidiaries	3,625	0	0
Government subsidies	4,217	5,484	1,441
Income (loss) from operations	(14,000)	42,794	(40,342)
Interest expense	15,018	14,276	10,321
Interest income	2,326	1,870	820
Other income (expense), net	(343)	146	277
Income (loss) before income tax expense (benefit)	$(27,035)	$30,534	$(49,566)
CAPITAL EXPENDITURE
Powdered formula	$11,149	$35,359	$5,324
Foods	132	109	429
Nutritional ingredients and supplements	102	20	392
All other	23	10	68
Total	$11,406	$35,498	$6,213
DEPRECIATION AND AMORTIZATION
Powdered formula	$9,777	$7,704	$7,040
Foods	2,864	1,671	1,428
Nutritional ingredients and supplements	2,016	1,962	1,841
All other	319	414	362
Total	$14,976	$11,751	$10,671

(In thousands)	March 31, 2013	March 31, 2012
TOTAL ASSETS
Powdered formula	$491,079	$436,284
Foods	20,150	24,928
Nutritional ingredients and supplements	33,879	33,292
Other business	133,748	170,386
Intersegment elimination	(202,712)	(216,977)
Total	$476,144	$447,913
LONG LIVED ASSETS
Powdered formula	$104,760	$103,661
Foods	17,719	20,379
Nutritional ingredients and supplements	18,271	19,907
Other business	200	1,153
Total	$140,950	$145,100

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
	2013	2012	2011
Sales in Mainland China	98.3%	100.0%	99.7%
Sales to United States	1.7%	0%	0.3%

Sales to major industrial customers greater that 10% of net sales:

	Year Ended March 31,
	2013	2012	2011
Customer A, sales of surplus milk powder	*	*	$42,361

* No single customer accounts for more than 10% of net sales for the fiscal year ended March 31, 2013 and 2012.

All of the Company’s long-lived assets are located in China.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of March 31, 2013 and 2012 was comprised entirely of foreign currency translation adjustments. During the year ended March 31, 2013, the Company liquidated three subsidiaries which had minimal operations and disposed of two immaterial subsidiaries. In connection with the sale and liquidation of these subsidiaries, the Company reclassified net currency translation adjustments totaling $3.1 million from accumulated other comprehensive income to net income (loss).

18.	MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.	China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $7.0 million, $6.3 million and $6.4 million for the fiscal year ended March 31, 2013, 2012 and 2011, respectively.

B.	Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. As of March 31, 2013, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB 1017.4 million, which were equivalent to $162.3 million using the exchange rate as of March 31, 2013.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2013 and 2012 is as follows:

	Fiscal Year 2013				Fiscal Year 2012
(In thousands except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$53,586	$66,100	$73,228	$72,856	$43,757	$99,053	$114,362	$85,367
Gross profit	17,301	17,474	31,511	28,273	16,079	41,999	47,284	35,559
Net income (loss) attributable to common stockholders	(9,699)	(44,186)	(13,270)	3,267	(9,596)	8,525	10,286	7,522
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301	57,301	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$(0.17)	$(0.77)	$(0.23)	$0.06	$(0.17)	$0.15	$0.18	$0.13

SYNUTRA INTERNATIONAL, INC.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS
(Dollars and shares in thousands, except per share data)

	March 31, 2013	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,077	$774
Prepaid expenses and other current assets	0	92
Total current assets	1,077	866

Due from subsidiaries	57,411	66,824
Investments in subsidiaries	0	41,642
Other assets	1,266	1,382
TOTAL ASSETS	$59,754	$110,714

LIABILITIES AND EQUITY
Current Liabilities:
Long-term debt due within one year	2,860	0
Other current liabilities	1,673	148
Total current liabilities	4,533	148
Due to subsidiaries	1,724	10,389
Long-term debt	0	2,860
Other long-term liabilities	24,731	1,290
Total liabilities	30,988	14,687

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2013 and 2012, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(135,508)	(71,620)
Accumulated other comprehensive income	28,828	32,201
Total equity	28,766	96,027
TOTAL LIABILITIES AND EQUITY	$59,754	$110,714

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Operating expenses:
General and administrative expenses	$1,570	$1,280	$1,009
Loss from operations	1,570	1,280	1,009

Interest expense	53	654	900
Interest income	3	3	19
Other income, net	0	1,500	500
Gain on disposal and liquidation of subsidiaries	3,625	0	0
Equity in income (loss) of subsidiaries	(65,893)	17,168	(38,678)
Net income (loss) attributable to common stockholders	$(63,888)	$16,737	$(40,068)

Weighted average common stock outstanding – basic and diluted	57,301	57,301	56,476
Earnings (loss) per share-basic and diluted	$(1.11)	$0.29	$(0.71)

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)

	Year Ended March 31,
	2013	2012	2011
Net income (loss) attributable to common stockholders	$(63,888)	$16,737	$(40,068)
Other comprehensive income
Currency translation adjustment	(232)	3,997	4,189
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	(3,141)	0	0
Other comprehensive income	(3,373)	3,997	4,189
Comprehensive income (loss) attributable to common stockholders	$(67,261)	$20,734	$(35,879)

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Year Ended March 31,
	2013	2012	2011
Cash flow from operating activities:
Net income (loss) attributable to common stockholders	$(63,888)	$16,737	$(40,068)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of subsidiaries	65,893	(17,168)	38,678
Gain on disposal and liquidation of subsidiaries	(3,625)	0	0
Amortization of debt issuance costs	0	0	175
Depreciation and amortization	118	115	107
Changes in assets and liabilities:
Due from subsidiaries	(18,103)	475	(1,155)
Prepaid expenses and other current assets	92	(92)	1,557
Due to subsidiaries	(8,665)	10,389	(536)
Other current liabilities	1,525	51	117
Other long term liabilities	(1,290)	387	0
Net cash provided by (used in) operating activities	(27,943)	10,894	(1,125)

Cash flow from investing activities:
Proceeds from disposal and liquidation of subsidiaries	28,246	0	0
Capital injection at subsidiaries	0	(10,000)	(22,250)
Net cash provided by (used in) investing activities	28,246	(10,000)	(22,250)

Cash flow from financing activities:
Repayment of long-term loan	0	(1,000)	(35,000)
Proceeds from issuance of common stock	0	0	62,700
Issuance costs for common stock issuance	0	0	(3,866)
Net cash provided by (used in) financing activities	0	(1,000)	23,834
Net change in cash and cash equivalents	303	(106)	459
Cash and cash equivalents, beginning of year	774	880	421
Cash and cash equivalents, end of year	$1,077	$774	$880

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

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
 (Dollars in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-off	Balance at End of Year
Allowance for accounts receivable
- 2013	$7,845	$2,358	$2,688	$7,515
- 2012	$8,779	$(934)	$0	$7,845
- 2011	$4,355	$4,447	$23	$8,779
Allowance for other receivables
- 2013	$2,164	$567	$49	$2,682
- 2012	$2,166	$(2)	$0	$2,164
- 2011	$2,098	$68	$0	$2,166
Allowance for other assets*
- 2013	$4,322	$(502)	$(17)	$3,837
- 2012	$0	$4,322	$0	$4,322
Allowance for deferred tax assets
- 2013	$13,589	$46,700	$3,318	$56,971
- 2012	$10,605	$3,145	$161	$13,589
- 2011	$9,299	$2,813	$1,507	$10,605
 * Nil figures for fiscal year 2011

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of March 31, 2013, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu Certified Public Accountants LLP, has issued an attestation report on our internal control over financial reporting.  Deloitte Touche Tohmatsu Certified Public Accountants LLP was formerly known as Deloitte Touche Tohmatsu CPA, Ltd. At the direction of the government of the PRC in accordance with applicable PRC laws and regulations, Deloitte Touche Tohmatsu CPA, Ltd. has restructured as a new partnership and changed its name to Deloitte Touche Tohmatsu Certified Public Accountants LLP, which succeeded for all purposes and assumed all of the obligations and rights of Deloitte Touche Tohmatsu CPA, Ltd. with effect from January 1, 2013.That attestation report appears below.

 Changes in Internal Control over Financial Reporting

At March 31, 2012, we identified the following control deficiencies that constituted a material weakness:

•
The Company lacks a Chief Financial Officer with requisite skills to perform a sufficient review of the US GAAP consolidated financial statements and related footnote disclosures. As a result, the Company was unable to effectively operate period-end financial reporting and disclosure controls related to unusual and complex transactions.

In the fiscal year ended March 31, 2013 we have made the following enhancements to our internal controls over financial reporting:

•	On December 18, 2012 we hired Ms. Ning Cai to be our Chief Financial Officer. Ms. Cai has significant experience working in corporate finance roles and US GAAP accounting and financial reporting.
•
We developed, implemented and operated financial reporting and disclosure monitoring procedures for the CFO’s review of complex and unusual accounting transactions, and the completeness and accuracy of disclosures.

•
We have implemented a training program for our financial reporting team, which includes the participation in periodic external training programs that address U.S. GAAP technical accounting topics and SEC financial reporting and disclosure requirements.

Based upon these actions taken and our testing and evaluation of the effectiveness of our internal controls, we have concluded that the material weakness no longer existed as of March 31, 2013. We are committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate in the future.

Other than as previously discussed, there have not been any other changes in our internal control over financial reporting in the year ended March 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.:

We have audited the internal control over financial reporting of Synutra International, Inc. and its subsidiaries (the "Company") as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2013, of the Company and our report dated June 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, China
June 13, 2013

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of June 13, 2013:
Name	Age	Position
Directors and Executive Officers
Liang Zhang	53	Chairman of the Board of Directors and Chief Executive Officer
Ning Cai	37	Chief Financial Officer
Weiguo Zhang	56	President
Xisen Mu	56	Vice President, Production
Feng Zha	50	Vice President, Human resources and administration
Joseph Chow	51	Director
David Hui Li	45	Director
Jinrong Chen	54	Director(1)
Lei Lin	46	Director(1)
Min Zhang	39	Director(1)
Donghao Yang	41	Director(2)

(1)	Member of Audit Committee, Compensation Committee and Nominating Committee
(2)	Member of Audit Committee

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

Ning Cai. Ning Cai joined us in December 2012. Ms. Cai has thirteen years of experience in corporate finance and investment banking. Ms. Cai joins Synutra from Trina Solar Limited (NYSE: TSL), where she served as a director of investment analysis from April 2010 to April 2012 and as the controller of System Group & China region from May 2012 to December 2012. Before that, Ms. Cai worked for nine years at Scotia Capital, the investment banking arm of Bank of Nova Scotia (NYSE: BNS). Ms. Cai worked on the execution team in Scotia Capital's San Francisco office where she held progressive positions as an Associate from 2001 to 2003, an Associate Director from 2003 to 2006 and as a Director from 2006 to 2009, primarily covering the portfolio management and deal execution for the real estate, gaming & leisure, and technology industries. Ms. Cai started her career with Ernst & Young’s Shanghai office where she was a staff accountant in the tax group from 1997 to 1999.  Ms. Cai earned a Bachelor in Economics from Shanghai International Studies University and an MBA from University of Iowa Tippie Business School. Ms. Cai holds the Chartered Financial Analyst ("CFA") designation.

Weiguo Zhang. Weiguo Zhang has been our president since 2005 and is primarily responsible for our financial market operations, including investor relations, corporate development, and international strategic development. Mr. Zhang was our Interim Chief Financial Officer from August 2011 to December 2012. Mr. Zhang first joined us as president of Synutra Illinois in 2001 to oversee our U.S. operations, including information support in research and technologies and business development. Prior to joining us, Mr. Zhang was the managing director of Bambridge International, Ltd., which he founded in 1995. Mr. Zhang received a bachelor’s degree in English language and literature from the Nanjing International Relations Institute and a master’s degree in international economics and American foreign policy from the School of Advanced International Studies from John Hopkins University.

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

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III. The directors serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. As of the date of this Form 10-K, Liang Zhang, Joseph Chow and Donghao Yang are class I directors; Jinrong Chen and David Hui Li are class II directors; and Lei Lin and Min Zhang are class III directors.

Board Committees

Our board has established the committees described below and may establish others from time to time.

Audit Committee

Our audit committee consists of Jinrong Chen, Lei Lin and Min Zhang, whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market, and Donghao Yang, who is not independent due to the fact that he was employed by us as our Chief Financial Officer during the past three years, specifically, from June 10, 2010 to August 29, 2011. However, as permitted under the rules of the NASDAQ Global Select Market, the board determined that it was in the best interest of the Company for Mr. Yang to be a member of our audit committee because of his proven financial expertise and deep knowledge of the Company. Ms. Zhang is the chairperson of our audit committee and serves as the financial expert of the committee. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee consists of Jinrong Chen, Lei Lin and Min Zhang. Ms. Chen is the chairperson of our compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

●	reviewing and recommending approval of compensation of our executive officers;

●	administering our stock incentive and employee stock purchase plans; and

●	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Nominating Committee

Our nominating committee consists of Jinrong Chen, Lei Lin and Min Zhang. Due to Yiu-Chun Chan’s resignation from the board, the chairman position of our nominating committee is currently vacant. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the board of directors and recommending to the board the persons to be nominated by the board as nominees for director at each annual meeting of our stockholders. Specific responsibilities of our nominating committee include:

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

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon our review of these reports furnished to the Company, we believe that during the year ended March 31, 2013, our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our named executive officers during the fiscal year ended March 31, 2013. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Our “named executive officers” for the fiscal year ended March 31, 2013, include:

•	Liang Zhang, who serves as our chairman and chief executive officer;

•	Ning Cai, who serves as our chief financial officer;

•	Weiguo Zhang, who serves as our president and served as our interim chief financial officer prior to appointment of Ning Cai;

•	Xisen Mu, who serves as vice president for production management; and

•	Feng Zha, who serves as vice president for human resources and administration.

Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2013 of RMB 6.2689 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our named executive officers. Accordingly, for the fiscal year ended March 31, 2013, the components of our executive compensation program consisted of cash salary only. We note, however, that since 2008, the Company has adopted the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee has not to date granted any stock-based awards, the compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

Role of Named Executive Officers in Compensation Decisions

Our compensation committee annually reviews the performance of each named executive officer. The compensation committee makes all decisions with respect to compensation for the chief executive officer. Decisions regarding the compensation of our named executive officers other than our chief executive officer are made by our chief executive officer. According to our Compensation Committee Charter, the compensation committee shall have primary authority and responsibility for determining the type and level of compensation of the Chief Executive Officer. The Chief Executive Officer shall have primary responsibility for determining the type and level of compensation of the other named executive officers.

Setting Named Executive Officer Compensation

In making its compensation decisions, neither the Company nor the compensation committee retains outside compensation consultants. Instead, the compensation committee reviews compensation data for executives of other listed companies located in China but the Company does not use this data to benchmark the compensation of its executives. The compensation committee utilizes this data to set compensation for our named executive officers at levels targeted at or around the average of the compensation amounts provided to similarly situated executives at comparable local companies considering, for each executive, his or her individual experience level and the responsibilities of his or her position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

Employment Agreements

We have entered into standard employment agreements with each of our named executive officers, including the named executive officers. The terms and conditions of each employment agreement are the result of negotiations between the executive officer and us, and the framework and structure of the agreements are intended to comply with applicable PRC labor and employment laws.

Liang Zhang’s employment agreement has an indefinite term and provides for an annual base salary of approximately $191,421. Ning Cai’s employment agreement will end on December 17, 2014, which is renewable upon mutual agreement, and provides for an annual base salary of $105,282. Weiguo Zhang’s employment agreement has an indefinite term, and his position as president and interim chief financial officer before Ning Cai provides for an annual base salary of $125,000, and his position as president after leaving the position of interim chief financial officer provides for an annual base salary of $95,000. Xisen Mu’s employment agreement will end on August 31, 2014, which is renewable upon mutual agreement, and provides for an annual base salary of $133,995. Feng Zha’s employment agreement has an indefinite term and provides for an annual base salary of $74,002.

Fiscal Year 2013 Named Executive Officer Compensation Components

For the fiscal year ended March 31, 2013, the principal component of compensation for our executive officers was their base salary. We provide named executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility.

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

Weiguo Zhang and Feng Zha received cash bonuses in fiscal 2013 in the amount of $13,400 and $40,209, respectively. The bonus amounts were determined based on their respective salary level and our overall performance in fiscal 2013.

Our named executive officers did not receive any equity-based compensation for the fiscal year ended March 31, 2013.

Consideration of Say-On-Pay Vote

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

Compensation Risk Assessment

Our management team has reviewed our compensation policies and practices for all of our employees with our compensation committee. The compensation committee has determined, based on this review, that our compensation policies and practices are not reasonably likely to have a material adverse effect on our Company.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)
Yiu-Chun Chan
Lei Lin
Min Zhang

Summary Compensation Table — Fiscal Year Ended March 31, 2013

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal year ended March 31, 2013, 2012 and 2011. The amounts reported in this table for the fiscal year ended March 31, 2013 have been converted from Renminbi to U.S. dollars based on the March 31, 2013 conversion rate of RMB6.2689 to $1.00.

Name and Principal Position	Year ended March 31	Salary ($)	Bonus ($)	Total ($)
Liang Zhang	2013	172,279	—	172,279
Chairman of the Board and	2012	190,649	—	190,649
Chief Executive Officer	2011	183,027	—	183,027
Ning Cai(1)	2013	30,354	—	30,354
Chief Financial Officer
Weiguo Zhang(2)	2013	117,500	13,400	130,900
President and	2012	103,333	18,672	122,005
Former Interim Chief Financial Officer	2011	60,000	—	60,000
Xisen Mu(3)	2013	120,787	—	120,787
Vice President, Production	2012	133,454	—	133,454
Feng Zha(3)	2013	74,049	40,209	114,258
Vice President, Human Resources and Administration	2012	73,703	56,030	129,733

(1)	Ning Cai was appointed our chief financial officer effective as of December 18, 2012 with annual base salary of $105,282.

(2)
Weiguo Zhang is our president. He had been our interim chief financial officer from August 29, 2011 to December 18, 2012. His annual salary as president after leaving the position of interim chief financial officer was $95,000. His annual salary as president and interim chief financial officer was $125,000. The amount disclosed in the “Salary” column for the fiscal year 2013 relates to $93,750 of service as president and interim chief financial officer from April 1, 2012 to December 18, 2012, and $23,750 of service as president from December 19, 2012 to March 31, 2013.

(3)
Messrs. Mu and Zha were not named executives officers for fiscal year 2011. Accordingly, pursuant to SEC rules, only their compensation for fiscal year 2013 and 2012 is reported above. In addition, Messrs. Mu and Zha, along with our chief executive officer, chief financial officer and president, are our Company’s only executive officers who earned or were paid more than $100,000 with respect to fiscal year 2013.

Plan-Based Awards — Fiscal Year Ended March 31, 2013

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2013. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2013, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2013.

Potential Payments upon Termination of Employment or Change of Control

We have not entered into any arrangements with our named executive officers that provide for severance or change of control benefits. Upon a termination of employment by us, any employee, including our named executive officers, is generally entitled under PRC labor law to one month’s severance pay for each full year he or she has been employed with us (with a minimum of one month’s severance pay and a maximum of 12 months’ severance pay).

Director Compensation — Fiscal Year Ended March 31, 2013

The following table presents information regarding the compensation for the fiscal year ended March 31, 2013 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year ended March 31, 2013. None of our non-employee directors held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2013. Liang Zhang did not receive any compensation for his services as a director for the fiscal year ended March 31, 2013.
Name	Fees Earned or Paid in Cash ($)	Total ($)
Jinrong Chen	44,027	44,027
Yiu-Chun Chan(1)	40,358	40,358
Joseph Chow	40,000	40,000
Lei Lin	44,027	44,027
Min Zhang	44,027	44,027
David Hui Li	－	－
Donghao Yang	44,027	44,027

(1)	The amount disclosed for Mr. Chan relates to his service as an non-executive director before his resignation in March 2013.

Non-Employee Director Compensation

Currently, our non-employee directors are entitled to receive an annual cash retainer for his or her services as a director as specified in the above table. In addition, our non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket business expenses incurred in attending meetings of the board and board committees. Our non-employee directors do not receive any equity-based awards or any other compensation for their service as directors.

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Lei Lin and Min Zhang each served on the compensation committee during the fiscal year ended March 31, 2013. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 13, 2013, regarding the beneficial ownership of our common stock by:

●	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

●	each of our directors and director nominees;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 13, 2013. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 57,300,713 shares of common stock outstanding as of June 13, 2013. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	62.83%
Ning Cai, Chief Financial Officer	—	—
Weiguo Zhang, President	2,000	*
Xisen Mu, Vice President	—	—
Feng Zha, Vice President	—	—
Joseph Chow, Director and Former Advisor to Chairman	—	—
Donghao Yang, Director and Former Chief Financial Officer	1,200	*
David Hui Li, Director(2)	4,000,000	6.98%
Jinrong Chen, Director	—	—
Lei Lin, Director	—	—
Min Zhang, Director	—	—
All Officers and Directors as a Group	40,003,200	69.81%
PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(3)	4,000,000	6.98%

*	Less than 1%

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

The following table sets forth the number of common stocks remaining available for future issuance under the plan as of March 31, 2013.

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

In the fiscal year ended March 31, 2013 and 2012, the Company’s sales to related parties mainly included whey protein to Honnete, powdered formula products to St. Angel (Beijing) Business Service, and feed grade milk powder and whey protein to Ao Naier. In the fiscal year ended March 31, 2013, the Company’s services for related parties consist of office spaces rented to Honnete, Ao Naier and St. Angel (Beijing) Business Service. The following table sets forth the value of our sales to our related parties for the fiscal year ended March 31, 2013 and 2012:

	Year Ended March 31,
(In thousands)	2013	2012

Beijing Honnete Dairy Co., Ltd.	$775	$1,242
St. Angel (Beijing) Business Service Co., Ltd.	2,470	9,861
Beijing Ao Naier Feed Stuff Co., Ltd.	293	693
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	0	1
Total	$3,538	$11,797

Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were nil and $7.5 million for the fiscal year ended March 31, 2013 and 2012, respectively, which were not included in the above transaction amount.

In the fiscal year ended March 31, 2013, major purchases included (i) the Company purchased Lactose from Honnete, and (ii) St. Angel Cultural Communication implemented certain marketing activities for the Company. In the fiscal year ended March 31, 2012, the Company’s purchases from related parties mainly included catalogues, brochures, and marketing materials from St. Angel Cultural Communication. The following table sets forth the value of our purchases from our related parties for the fiscal year ended March 31, 2013 and 2012:

	Year Ended March 31,
(In thousands)	2013	2012

Beijing Honnete Dairy Co., Ltd.	$4,674	$0
Beijing Kelqin Dairy Co., Ltd.	11	0
Beijing St. Angel Cultural Communication Co. Ltd.	577	339
Total	$5,262	$339

We had indebtedness from related parties controlled by Liang Zhang. The following table sets forth the amount of indebtedness principal outstanding during the fiscal years ended March 31, 2013 and 2012:

	Year Ended March 31,
(In thousands)	2013	2012
Balance at beginning of the year	$2,860	$3,860
Repayment to related parties	—	1,000
Balance at end of the year	$2,860	$2,860

As of June 13, 2013, the principal of long term loan from related parties is $2.9 million. The interest expense of related party loans for the year ended March 31, 2013 and 2012 were $286,000 and $336,000, respectively. The interest rate for the loan outstanding at March 31, 2013 was 10.0%. The interest accrued at March 31, 2013 was $1.6 million.

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

(b)    Business Operating Agreement entered into by and among Nutritional, Huimin, Jibin Zhang (who is our Director of Treasury) and Yunpeng Jiang (who is our Director of Strategic Acquisitions). Pursuant to this agreement, Huimin agrees to conduct its business in a way that is consistent with Nutritional’s direction. In addition, Jibin Zhang and Yunpeng Jiang authorize Nutritional to exercise all of their respective shareholders’ rights in Huimin.

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

In January and May 2013, we sold all the outstanding shares of Nanjing Shengyuan Huiren Clinical Examination Co., Ltd., Taiyuan Shengyuan Huiren Clinical Examination Co., Ltd., and Shijiazhuang Shengyuan Huiren Clinical Examination Co., Ltd. to third parties.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have engaged Deloitte Certified Public Accountants LLP (“LLP”), which was formerly known as Deloitte Touche Tohmatsu CPA Ltd., as our independent auditors. The engagement was approved by the audit committee of our Board of Directors. No relationship existed in any manner between LLP and us prior to the date we engaged LLP.

Audit Fees

LLP was paid aggregate fees of approximately $1,080,000 and $994,811 for the fiscal years ended March 31, 2013 and 2012, respectively, for professional services rendered for the audit of our annual financial statements included in Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2013 and 2012.

Audit-related Fees

LLP was paid no fees for the fiscal years ended March 31, 2013 and 2012, for audit related service.

Tax Fees

LLP was paid no fees for the fiscal years ended March 31, 2013 and 2012, for tax related service.

All Other Fees

LLP was paid no other fees for any other services rendered to us for the fiscal years ended March 31, 2013 and 2012.

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

SYNUTRA INTERNATIONAL, INC.

Date:	June 13, 2013	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Ning Cai, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Position	Date
/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman (Principal Executive Officer)	June 13, 2013
/s/ Ning Cai
Ning Cai	Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2013
/s/ Joseph Chow
Joseph Chow	Director	June 13, 2013
/s/ David Hui Li
David Hui Li	Director	June 13, 2013
/s/ Jinrong Chen
Jinrong Chen	Director	June 13, 2013
/s/ Lei Lin
Lei Lin	Director	June 13, 2013
/s/ Min Zhang
Min Zhang	Director	June 13, 2013
/s/ Donghao Yang
Donghao Yang	Director	June 13, 2013

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

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

10.3
Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Xisen Mu, dated September 1, 2011(incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on June 14, 2012)

10.4
Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Feng Zha, dated February 29, 2012(incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on June 14, 2012)

10.5	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Ning Cai, dated December 18, 2012

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

10.12	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008)

Exhibit Number	Description
10.13A
Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16A to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.13B
Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16B to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.14
Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. and Beijing Shengyuan Huimin Technology Service Co., Ltd. dated July 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.15
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—March 31, 2013 and 2012, (ii) the Consolidated Statements of Operations—Year Ended March 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Year Ended March 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Equity—Year Ended March 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows—Year Ended March 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.