Form 10-Q
period 2013-06-30
Synutra International, Inc.
filed 2013-08-08
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS
Page

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)

	June 30, 2013	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$80,934	$79,050
Restricted cash	63,108	68,410
Accounts receivable, net of allowance of $5,785 and $7,515, respectively	24,651	30,183
Inventories	79,894	87,707
Due from related parties	3,020	2,696
Income tax receivable	6	5
Prepaid expenses and other current assets	22,520	18,404
Total current assets	274,133	286,455

Property, plant and equipment, net	129,934	130,121
Land use rights, net	10,923	10,829
Intangible assets, net	4,123	4,135
Restricted cash	48,557	39,883
Due from related parties	2,908	2,981
Other assets	2,938	1,740
TOTAL ASSETS	$473,516	$476,144
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$116,400	$127,449
Long-term debt due within one year	90,823	82,663
Accounts payable	48,455	48,717
Due to related parties	1,629	1,862
Advances from customers	9,878	12,982
Other current liabilities	42,858	52,788
Total current liabilities	310,043	326,461
Long-term debt	110,414	102,164
Deferred revenue	4,371	4,402
Capital lease obligations	7,938	7,848
Other long-term liabilities	6,215	6,062
Total liabilities	438,981	446,937

Commitments and Contingencies
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at June 30, 2013 and March 31, 2013, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(130,733)	(135,508)
Accumulated other comprehensive income	29,380	28,828
Total common stockholders’ equity	34,093	28,766
Noncontrolling interest	442	441
Total equity	34,535	29,207

TOTAL LIABILITIES AND EQUITY	$473,516	$476,144

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
Net sales	$82,205	$53,586
Cost of sales	46,124	36,285
Gross profit	36,081	17,301
Selling and distribution expenses	14,771	13,117
Advertising and promotion expenses	8,476	6,804
General and administrative expenses	6,452	7,857
Gain on disposal and liquidation of subsidiaries	367	420
Government subsidies	165	885
Income (loss) from operations	6,914	(9,172)
Interest expense	3,887	3,556
Interest income	1,087	487
Other income (expense), net	741	(438)
Income (loss) before income tax expense (benefit)	4,855	(12,679)
Income tax expense (benefit)	79	(2,903)
Net income (loss)	4,776	(9,776)
Net income (loss) attributable to the noncontrolling interest	1	(77)
Net income (loss) attributable to common stockholders	$4,775	$(9,699)

Weighted average common stock outstanding – basic	57,301	57,301
Earnings (loss) per share – basic	$0.08	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
Net income (loss)	$4,776	$(9,776)
Other comprehensive income (loss), net of tax
Currency translation adjustment	552	(578)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	(420)
Other comprehensive income (loss)	552	(998)
Comprehensive income (loss)	5,328	(10,774)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(79)
Comprehensive income (loss) attributable to common stockholders	$5,327	$(10,695)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2012	57,301	$6	$135,440	$(71,620)	$32,201	$1,065	$97,092
Net loss	0	0	0	(9,699)	0	(77)	(9,776)
Other comprehensive income, net of tax of nil	0	0	0	0	(996)	(2)	(998)
Other	0	0	0	0	0	39	39
Balance, June 30, 2012	57,301	$6	$135,440	$(81,319)	$31,205	$1,025	$86,357
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net loss	0	0	0	4,775	0	1	4,776
Other comprehensive income, net of tax of nil	0	0	0	0	552	0	552
Balance, June 30, 2013	57,301	$6	$135,440	$(130,733)	$29,380	$442	$34,535

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$4,776	$(9,776)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,495	3,321
Bad debt expense	(413)	922
Deferred income tax	0	7
Gain on disposal and liquidation of subsidiaries	(367)	(420)
Other	46	31

Changes in assets and liabilities:
Accounts receivable	6,333	1,310
Inventories	9,066	(11,329)
Due from related parties	(358)	192
Other assets	(3,534)	(7,791)
Accounts payable	(1,492)	(11,054)
Due to related parties	(228)	183
Advances from customers	(3,279)	82
Income tax receivable	1	(3,447)
Other liabilities	(10,710)	(4,648)
Net cash provided by (used in) operating activities	3,336	(42,417)

Investing activities:
Acquisition of property, plant and equipment	(2,284)	(2,894)
Change in restricted cash	(1,976)	(1,935)
Proceeds from assets disposal	106	1,552
Proceeds from disposal of subsidiaries	358	0
Net cash provided by (used in) investing activities	(3,796)	(3,277)

Financing activities:
Proceeds from short-term debt	42,297	76,446
Repayment of short-term debt	(54,730)	(34,471)
Proceeds from long-term debt	40,776	39,103
Repayment of long-term debt	(26,347)	(31,688)
Payment on capital lease obligations	(104)	(262)
Net cash provided by (used in) financing activities	1,892	49,128

Effect of exchange rate changes on cash and cash equivalents	452	(144)

Net change in cash and cash equivalents	1,884	3,290
Cash and cash equivalents, beginning of period	79,050	64,793
Cash and cash equivalents, end of period	$80,934	$68,083

Supplemental cash flow information:
Interest paid	3,782	3,386
Income tax paid	75	532

Non-cash investing and financing activities:
Purchase of property, plant and equipment by payable	7,228	12,221

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

The Company is responsible for the unaudited consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by US GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

As of June 30, 2013, the Company's current liabilities exceed its current assets by $35.9 million and the Company has an asset liability ratio of 93%, which is defined as total liabilities divided by total assets. In addition, the Company suffered a loss before income tax expense of $27.0 million and incurred negative cash flows from operations of $5.7 million for the fiscal year ended March 31, 2013. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•
The Company believes that the loss from operations for the year ended March 31, 2013 is primarily attributable to the short term effect of a substantial increase in the retail price of the Company’s powdered formula products beginning April 1, 2012 and management’s rationalization of the Company's sales channel which was initiated in September 2012 and was substantially completed by March 2013. The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013, with breakeven results from operations in the third quarter of fiscal 2013, and income from operations in the fourth quarter of fiscal 2013 and first quarter of fiscal 2014.

•
In addition, the Company had positive cash flows from operations for the second half of fiscal 2013 of $41.8 million and for first quarter of fiscal 2014 of $3.3 million. The Company believes that its cash flows from operations will be sufficiently positive for next twelve months to satisfy its obligations when they fall due.

•
As of June 30, 2013, the Company had unused credit facility of $17.1 million which could be used when purchase of materials is initiated and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

•	In July 2013, the Company had repaid short-term bank loans of $22.8 million, had borrowed short-term bank loans of $22.3 million and long-term bank loans of $3.2 million.

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

The unaudited consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., its subsidiaries and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd., (Collectively the “VIEs”), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIEs, the Company controls the operating activities and holds all the beneficial interests of the VIEs and has been determined to be the primary beneficiary of the VIEs. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIEs are insignificant and hold deminimis assets and liabilities.

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

3.	INVENTORIES

The Company’s inventories at June 30, 2013 and March 31, 2013 are summarized as follows:

(In thousands)	June 30, 2013	March 31, 2013
Raw materials	$47,043	$56,607
Work-in-progress	19,973	17,023
Finished goods	12,878	14,077
Total	$79,894	$87,707

The value of goods-in-transit included in raw materials was $5.2 million and $15.9 million as of June 30, 2013 and March 31, 2013, respectively, which mainly represented the purchase of milk powder and whey protein powder from international sources.

4.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	June 30, 2013	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$1,910	$1,882
Beijing Honnete Dairy Co., Ltd.	2	0
St. Angel (Beijing) Business Service Co. Ltd.	3,390	3,132
Beijing Ao Naier Feed Stuff Co., Ltd.	626	663
Total	$5,928	$5,677

b.	Due to related parties

(In thousands)	June 30, 2013	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$929	$1,107
Beijing Honnete Dairy Co., Ltd.	483	495
Beijing Kelqin Dairy Co. Ltd.	0	6
Beijing St. Angel Cultural Communication Co., Ltd.	217	254
Total	$1,629	$1,862

The Company had certain related party borrowings which were recorded in long-term debt due within one year. See Note 6. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three months ended June 30, 2013, the Company’s sales to related parties mainly included feed grade whey protein powder sold to Ao Naier and powdered formula products sold to St. Angel (Beijing) Business Service. Other transactions with related parties included renting office spaces to Honnete, Ao Naier and St. Angel (Beijing) Business Service, which was immaterial. In the three months ended June 30, 2012, the Company’s sales to related parties included whey protein to Honnete and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended June 30,
(In thousands)	2013	2012
Beijing Honnete Dairy Co., Ltd.	$2	$328
St. Angel (Beijing) Business Service Co., Ltd.	906	2,454
Beijing Ao Naier Feed Stuff Co., Ltd.	43	0
Total	$951	$2,782

C.	Purchases from related parties

In the three months ended June 30, 2013, St. Angel Cultural Communication implemented certain marketing activities for the Company. In the three months ended June 30, 2012, St. Angel Cultural Communication implemented certain marketing activities for the Company, and the Company purchased supplies for the employee canteen from Kelqin. Kelqin was sold to a third party in April 2013, and was no longer considered a related party from that date.

	Three Months Ended June 30,
(In thousands)	2013	2012
Beijing St. Angel Cultural Communication Co. Ltd.	$121	$170
Beijing Kelqin Dairy Co., Ltd.	0	4
Total	$121	$174

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	June 30, 2013	March 31, 2013
Property, plant and equipment, cost:
Capital lease of building	$5,719	$5,637
Buildings and renovations	90,936	84,502
Plant and machinery	83,369	84,559
Office equipment and furnishings	11,171	10,809
Motor vehicles	3,245	3,180
Others	984	918
Total cost	$195,424	$189,605
Less: Accumulated depreciation:
Capital lease of building	678	625
Buildings and renovations	17,081	15,750
Plant and machinery	41,772	40,396
Office equipment and furnishings	4,668	4,190
Motor vehicles	2,348	2,212
Others	548	511
Total accumulated depreciation	67,095	63,684
Construction in progress	1,605	4,200
Property, plant and equipment, net	$129,934	$130,121

Construction in progress mainly represents leasehold improvements and manufacturing equipment.

The Company recorded depreciation expense for owned assets and capital leased assets of $3.5 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively.

6.	DEBT

As of June 30, 2013 and March 31, 2013, the Company had short-term debt from banks in the amount of $116.4 million and $127.4 million, respectively.  The maturity dates of the short-term debt outstanding range from July 2013 to April 2014. The weighted average interest rate on short-term debt outstanding at June 30, 2013 and March 31, 2013 was 4.0% and 3.8%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at June 30, 2013 and March 31, 2013 were secured by the pledge of certain inventory purchased under letter of credit of $14.1 million and $26.4 million, respectively; the pledge of certain fixed assets totaling $5.3 million and $13.4 million, respectively; the pledge of the Company’s land use right of $4.5 million and $5.4 million, respectively; and the pledge of restricted cash deposits of $32.9 million and $33.0 million, respectively.

As of June 30, 2013 and March 31, 2013, the Company had long-term debt, including current portion, from banks in the amount of $198.4 million and $184.8 million, respectively. The maturity dates of the long-term debt outstanding range from September 2013 to June 2015. The weighted average interest rate of outstanding long-term debt at June 30, 2013 and March 31, 2013 was 5.1% and 5.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at June 30, 2013 and March 31, 2013 was secured by the pledge of certain fixed assets of $15.0 million and $15.3 million, respectively; the pledge of land use right of $0.2 million and $1.2 million, respectively; and the pledge of restricted cash deposits of $58.3 million and $41.2 million, respectively.

As of June 30, 2013 and March 31, 2013, the Company had a long-term loan due within one year from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest will be in November 2013. The interest rate of the long-term loan at June 30, 2013 and March 31, 2013 was 10.0%. The interest expense of related party loans for the three months ended June 30, 2013 and 2012 was $72,000 and $72,000, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Year Ending March 31,
2014	$65,111
2015	102,514
2016	33,612

7.	OTHER CURRENT LIABILITIES

(In thousands)	June 30, 2013	March 31, 2013
Accrued rebate and slotting fee	$16,164	$21,314
Payroll and bonus payables	5,495	6,253
Accrued selling expenses	5,886	5,496
Accrued advertising and promotion expenses	7,536	12,034
Other tax payable	0	675
Accrued rental fee	1,453	1,461
Accrued interest expense	2,439	2,346
Others	3,885	3,209
Total	$42,858	$52,788

8.	INCOME TAXES

The effective tax rate is based on expected income (loss), statutory tax rates and incentives available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision (benefit) in accordance with the ASC No. 740-270, “Income tax – Interim reporting” (previously FIN 18, “Accounting for Income Taxes in Interim Period ”). As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.

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

9.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended June 30,
(In thousands except for per share data)	2013	2012
Net income (loss) attributable to common stockholders	$4,775	$(9,699)
Weighted average common stock outstanding – basic	57,301	57,301
Earnings (loss) per share – basic	$0.08	$(0.17)

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. (“RBS”)) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. The warrant agreement expired on June 30, 2013.

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

Foods - Sales of prepared foods for babies, children and adult.

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

	Three Months Ended June 30,
(In thousands)	2013	2012
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$68,079	$50,455
Foods	86	65
Nutritional ingredients and supplements	6,344	2,126
Other business	7,696	940
Net sales	$82,205	$53,586
INTERSEGMENT SALES
Powdered formula	$14	$0
Foods	0	236
Nutritional ingredients and supplements	2,233	2,241
Other business	239	51
Intersegment sales	$2,486	$2,528
GROSS PROFIT
Powdered formula	$36,281	$18,433
Foods	(328)	(353)
Nutritional ingredients and supplements	(168)	(1,040)
Other business	296	261
Gross profit	$36,081	$17,301
Selling and distribution expenses	14,771	13,117
Advertising and promotion expenses	8,476	6,804
General and administrative expenses	6,452	7,857
Gain on disposal and liquidation of subsidiaries	367	420
Government subsidies	165	885
Income (loss) from operations	6,914	(9,172)
Interest expense	3,887	3,556
Interest income	1,087	487
Other income (expense), net	741	(438)
Income (loss) before income tax expense (benefit)	$4,855	$(12,679)

(In thousands)	June 30, 2013	March 31, 2013
TOTAL ASSETS
Powdered formula	$488,567	$491,079
Foods	20,303	20,150
Nutritional ingredients and supplements	42,400	33,879
Other business	133,250	133,748
Intersegment elimination	(211,004)	(202,712)
Total	$473,516	$476,144

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infant and adult, which are supplemented by other nutritional products, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of June 30, 2013, this network comprised over 670 independent distributors and over 710 independent sub-distributors who sell our products in approximately 27,000 retail outlets.

We currently have four reportable segments which are:

●	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. Major brands include Super, U-Smart, My Angel and Dutch Cow;

●
Foods segment: Foods segment covers the sale of prepared baby foods for babies and children under the brand of Huiliduo. In June 2013, we introduced prepared adult foods for patients with special nutritional needs after surgical operations;

●
Nutritional ingredients and supplements segment: Nutritional ingredients and supplements segment covers the production and sale of nutritional ingredients and supplements such as chondroitin sulfate to third parties, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) to powdered formula segment;

●	Other business segment: our other business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers.

Executive Summary

We believe the “Goldmining” marketing strategy (the “Strategy”) which was initiated in September 2012 has shown the positive effect on our sales channel in the quarter ended June 30, 2013. With the inventory tracking system set up, we have largely prevented distributors from selling outside of their designated areas, and exerted order on our sales channels. We are now monitoring our promotional spending and organizing nation-wide promotion events through a centralized system, which we believe allows us to more efficiently use our resources.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands, except per share data)	2013	2012	% Change
Net sales	$82,205	$53,586	53%
- Powdered formula segment	68,079	50,455	35%
Cost of sales	46,124	36,285	27%
- Powdered formula segment	31,798	32,022	-1%
Gross profit	36,081	17,301	109%
- Powdered formula segment	36,281	18,433	97%
Gross Margin	44%	32%
- Powdered formula segment	53%	37%
Income (loss) from operations	6,914	(9,172)	*
Interest expense, net	2,800	3,069	-11%
Income (loss) before income tax expense	4,855	(12,679)	*
Income tax expense	79	(2,903)	*
- Effective tax rate	1.6%	22.9%
Net income (loss)	4,776	(9,776)	*
Net income (loss) attributable to common stockholders	$4,775	$(9,699)	*
Weighted average common stock outstanding – basic	57,301	57,301
Earnings (loss) per share – basic	$0.08	$(0.17)	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change in
(In thousands, except percentage data)	2013	2012	% Change	Volume	Price
Powdered formula	$68,079	$50,455	35%	31%	3%
Foods	86	65	32%
Nutritional ingredients and supplements	6,344	2,126	198%
Other business	7,696	940	719%
Net sales	$82,205	$53,586	53%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the three months ended June 30, 2013 was 5,744 tons, as compared to 4,380 tons for the same period in the previous year, due primarily to the reduced purchase by distributors in the three months ended June 30, 2012 after the retail price increase took effect on April 1, 2012.

●
The average selling price of our powdered formula products for the three months ended June 30, 2013 was $11,852 per ton, compared to $11,519 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The average selling price had deteriorated after the quarter ended June 30, 2012 during fiscal 2013, but had fully recovered in the quarter ended June 30, 2013 as a result of the continued positive impacts of our Strategy.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment includes prepared baby food, such as cooked meat and vegetables. In June 2013, we launched prepared adult food under this segment for patients with special nutritional needs after surgical operations, but no revenue was recognized in the three months ended June 30, 2013.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international customers increased significantly since fiscal year 2013. In the three months ended June 30, 2013, we experienced notable progress in this segment, winning substantial orders that propelled us into the leading market share position of chondroitin sulfate materials in the world. Our capacity utilization in this business segment increased to about 70% in this quarter and is expected to increase further in the coming quarters.

Our Other business mainly included sales of milk powder, whey protein powder, packing materials, feed-grade milk powder and whey protein powder, and other raw materials. The increase in Other business was mainly due to the increased sales of whey protein powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended June 30,
(In thousands, except percentage data)	2013	2012	% Change
Powdered formula	$31,798	$32,022	-1%
Foods	414	418	-1%
Nutritional ingredients and supplements	6,512	3,166	106%
Other business	7,400	679	990%
Cost of sales	$46,124	$36,285	27%

The relatively unchanged total cost of sales of the powdered formula segment was the result of the combined effect from the increase in sales volume, decreased free product giveaways, and lower provision for inventories. Cost on a per ton basis has decreased significantly as the underlying shipment volume has increased by 31%.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to increased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

The increase in cost of our Other business was mainly due to the increased sales of whey protein powder.

Gross Profit and Gross Margin

	Three Months Ended June 30,
(In thousands, except percentage data)	2013	2012	% Change
Gross profit	$36,081	$17,301	109%
- Powdered formula	36,281	18,433	97%
Gross margin	44%	32%
- Powdered formula	53%	37%

The increase in gross margin was mainly due to the margin increase in powdered formula segment. The increase in gross margin of the powdered formula segment was due mainly to decreased cost per ton as discussed above and to a lesser extent to the 3% increase in average selling price.

Expenses

	Three Months Ended June 30,
(In thousands, except percentage data)	2013	2012	% Change
Selling and distribution expenses	$14,771	$13,117	13%
Advertising and promotion expenses	8,476	6,804	25%
- Advertising expenses	493	2,871	-83%
- Promotion expenses	7,983	3,933	103%
General and administrative expenses	6,452	7,857	-18%
Gain on disposal and liquidation of subsidiaries	367	420	-13%
Government subsidies	165	885	-81%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense. The increase in selling and distribution expenses was mainly due to the increase in compensation expense as we had better sales performance this quarter.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. Promotion expenses primarily include promotional products to end customers. Advertising expenses decreased significantly as we believe the influence from traditional TV advertising has diminished recently and as a result we have stopped advertising on most TV stations. We believe direct communication with end customers will have a better result. As a result, we had a nation-wide promotional event in May 2013 where we provided free giveaways such as bicycles and blankets to end customers, which caused a significant increase in promotion expense.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental and office supplies. The decrease was mainly due to the decrease in bad debt expense.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended June 30,
(In thousands, except percentage data)	2013	2012	% Change
Interest expense	$3,887	$3,556	9%
Interest income	1,087	487	123%

The increase in interest expense was mainly due to an increase in average borrowing balance, partially offset by a decreased average interest rate as we used more trade financing to purchase inventory with lower interest rates, and received more financing from Hong Kong which has a lower interest rate base than financing in mainland China.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the three month ended June 30, 2013 was mainly withholding income tax for intercompany service provided to group companies.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended June 30, 2013 was $4.8 million, compared to a net loss of $9.7 million for the same period in the previous year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. In addition, while there can be no assurance that we will be able to refinance our short-term bank borrowings as they become due, historically, we have renewed or rolled over most of our short-term bank loans upon the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $80.9 million at June 30, 2013, of which $79.6 million was held outside of the United States.

As of June 30, 2013, the Company's current liabilities exceed its current assets by $35.9 million and the Company has an asset liability ratio of 93%, which is defined as total liabilities divided by total assets. In addition, the Company suffered a loss before income tax expense of $27.0 million and incurred negative cash flows from operations of $5.7 million for the fiscal year ended March 31, 2013. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•
The Company believes that the loss from operations for the year ended March 31, 2013 is primarily attributable to the short term effect of a substantial increase in the retail price of the Company’s powdered formula products beginning April 1, 2012 and management’s rationalization of the Company's sales channel which was initiated in September 2012 and was substantially completed by March 2013. The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013, with breakeven results from operations in the third quarter of fiscal 2013, and income from operations in the fourth quarter of fiscal 2013 and first quarter of fiscal 2014.

•
In addition, the Company had positive cash flows from operations for the second half of fiscal 2013 of $41.8 million and for first quarter of fiscal 2014 of $3.3 million. The Company believes that its cash flows from operations will be sufficiently positive for next twelve months to satisfy its obligations when they fall due.

•
As of June 30, 2013, the Company had unused credit facility of $17.1 million which could be used when purchase of materials is initiated and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

•	In July 2013, the Company had repaid short-term bank loans of $22.8 million, had borrowed short-term bank loans of $22.3 million and long-term bank loans of $3.2 million.

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

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company undertakes to compensate, according to the circumstance, Sodiaal or Euroserum for the loss incurred as a result of such delay. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The estimated cost to build the facility is € 90 million (approximately $117 million). The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered. On March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project. As of August 8, 2013, the Company is in the process of obtaining approval from the French government in connection with this project and negotiating borrowing terms with certain banks. The Company expects the construction will start in fiscal 2014.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Three Months Ended June 30,
(In thousands)	2013	2012
Cash flow provided by/(used in):
Operating activities
Net income (loss)	$4,776	$(9,776)
Depreciation and amortization	3,495	3,321
Bad debt expense	(413)	922
Other	(321)	(382)
Changes in assets and liabilities	(4,201)	(36,502)
Total operating activities	3,336	(42,417)
Investing activities	(3,796)	(3,277)
Financing activities	1,892	49,128
Effect of foreign currency translation on cash and cash equivalents	452	(144)
Net change in cash and cash equivalents	$1,884	$3,290

Cash flow provided by operating activities was a result of the net income incurred of $4.8 million, as adjusted for non-cash expense and income items of $2.8 million, and increase in working capital of $4.2 million. In the three months ended June 30, 2013, we spent $59.9 million to purchase raw materials and other production materials, $13.3 million in staff compensation and social welfare, $13.5 million in taxes, $15.3 million in operating expenses, $3.8 million in interest, received $107.8 million from our customers, and received $1.2 million from interest.

Cash flow used in investing activities in the three months ended June 30, 2013 represents $2.3 million payment for the purchase of property, plant and equipment, $2.0 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $106,000 in proceeds from disposed assets, and $358,000 proceeds from disposal of a PRC subsidiary.

Cash flow provided by financing activities in the three months ended June 30, 2013 mainly represents net cash outflow of $12.4 million from short-term loans and net cash inflow of $14.4 million from long-term loans, and $104,000 payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 6.”

Capital Expenditures

Our capital expenditures were $2.5 million and the corresponding cash outflow was $2.3 million for the three months ended June 30, 2013, which mainly represented expenditure for our new headquarters’ renovation and purchase of manufacturing equipment.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 ”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which amends ASC 740 “Income Taxes”. This update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This update is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. This update will not have a material effect on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk”, “Inflation”, “Interest Rate Risk”, “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2013.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of June 30, 2013, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no material changes to these risks and uncertainties during the three months ended June 30, 2013.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—June 30, 2013 and March 31, 2013, (ii) the Consolidated Statements of Operations—Three Months Ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three Months Ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Equity—Three Months Ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows—Three Months Ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

*
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

SYNUTRA INTERNATIONAL, INC.

Date:	August 8, 2013	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer