Form 10-Q
period 2013-09-30
Synutra International, Inc.
filed 2013-11-08
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS
Page

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)
	September 30, 2013	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$77,511	$79,050
Restricted cash	83,235	68,410
Accounts receivable, net of allowance of $5,092 and $7,515, respectively	26,317	30,183
Inventories	75,276	87,707
Due from related parties	3,277	2,696
Income tax receivable	2	5
Prepaid expenses and other current assets	15,329	18,404
Assets held for sale	3,263	0
Total current assets	284,210	286,455

Property, plant and equipment, net	127,726	130,121
Land use rights, net	9,431	10,829
Intangible assets, net	3,884	4,135
Restricted cash	46,978	39,883
Due from related parties	2,771	2,981
Other assets	3,863	1,740
TOTAL ASSETS	$478,863	$476,144

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$103,443	$127,449
Long-term debt due within one year	79,352	82,663
Accounts payable	47,512	48,717
Due to related parties	1,564	1,862
Advances from customers	13,473	12,982
Other current liabilities	48,307	52,788
Total current liabilities	293,651	326,461
Long-term debt	125,720	102,164
Deferred revenue	4,297	4,402
Capital lease obligations	7,953	7,848
Other long-term liabilities	6,265	6,062
Total liabilities	437,886	446,937

Commitments and Contingencies
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at September 30, 2013 and March 31, 2013, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(124,660)	(135,508)
Accumulated other comprehensive income	29,824	28,828
Total common stockholders’ equity	40,610	28,766
Noncontrolling interest	367	441
Total equity	40,977	29,207

TOTAL LIABILITIES AND EQUITY	$478,863	$476,144

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$88,556	$66,100	$170,761	$119,686
Cost of sales	49,667	48,626	95,791	84,911
Gross profit	38,889	17,474	74,970	34,775
Selling and distribution expenses	13,496	14,298	28,267	27,415
Advertising and promotion expenses	10,763	10,186	19,239	16,990
General and administrative expenses	5,831	7,162	12,283	15,019
Gain on disposal and liquidation of subsidiaries	0	2,190	367	2,610
Government subsidies	103	80	268	965
Income (loss) from operations	8,902	(11,902)	15,816	(21,074)
Interest expense	4,024	3,934	7,911	7,490
Interest income	1,023	590	2,110	1,077
Other income (expense), net	111	(79)	852	(517)
Income (loss) before income tax expense	6,012	(15,325)	10,867	(28,004)
Income tax expense	14	29,018	93	26,115
Net income (loss)	5,998	(44,343)	10,774	(54,119)
Net loss attributable to the noncontrolling interest	(75)	(157)	(74)	(234)
Net income (loss) attributable to common stockholders	$6,073	$(44,186)	$10,848	$(53,885)

Weighted average common stock outstanding – basic	57,301	57,301	57,301	57,301
Earnings (loss) per share – basic	$0.11	$(0.77)	$0.19	$(0.94)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$5,998	$(44,343)	$10,774	$(54,119)
Other comprehensive income (loss), net of tax
Currency translation adjustment	444	(289)	996	(867)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	(2,190)	0	(2,610)
Other comprehensive income (loss)	444	(2,479)	996	(3,477)
Comprehensive income (loss)	6,442	(46,822)	11,770	(57,596)
Less: Comprehensive loss attributable to noncontrolling interest	(75)	(157)	(74)	(236)
Comprehensive income (loss) attributable to common stockholders	$6,517	$(46,665)	$11,844	$(57,360)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2012	57,301	$6	$135,440	$(71,620)	$32,201	$1,065	$97,092
Net loss	0	0	0	(53,885)	0	(234)	(54,119)
Other comprehensive income, net of tax of nil	0	0	0	0	(3,475)	(2)	(3,477)
Derecognition of noncontrolling interest upon liquidation of a subsidiary	0	0	0	0	0	(381)	(381)
Other	0	0	0	0	0	74	74
Balance, September 30, 2012	57,301	$6	$135,440	$(125,505)	$28,726	$522	$39,189
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net income	0	0	0	10,848	0	(74)	10,774
Other comprehensive income, net of tax of nil	0	0	0	0	996	0	996
Balance, September 30, 2013	57,301	$6	$135,440	$(124,660)	$29,824	$367	$40,977

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Six Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$10,774	$(54,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,025	6,531
Bad debt expense	(1,628)	1,451
Deferred income tax	0	25,378
Gain on disposal and liquidation of subsidiaries	(367)	(2,610)
Other	46	79

Changes in assets and liabilities:
Accounts receivable	5,928	(9,407)
Inventories	14,045	(2,331)
Due from related parties	(616)	4,621
Prepaid land use right	(177)	0
Other assets	3,581	(3,232)
Accounts payable	(376)	(21,537)
Due to related parties	(293)	344
Advances from customers	249	330
Income tax receivable	3	190
Other liabilities	(5,556)	6,784
Net cash provided by (used in) operating activities	32,638	(47,528)

Investing activities:
Acquisition of property, plant and equipment	(7,330)	(6,830)
Change in restricted cash	(19,966)	(23,188)
Proceeds from assets disposal	110	1,808
Proceeds from disposal of subsidiaries	633	0
Net cash used in investing activities	(26,553)	(28,210)

Financing activities:
Proceeds from short-term debt	89,855	174,287
Repayment of short-term debt	(115,713)	(104,472)
Proceeds from long-term debt	58,201	58,503
Repayment of long-term debt	(40,579)	(41,777)
Payment on capital lease obligations	(150)	(453)
Payment to noncontrolling shareholder	0	(386)
Net cash provided by (used in) financing activities	(8,386)	85,702

Effect of exchange rate changes on cash and cash equivalents	762	(236)

Net change in cash and cash equivalents	(1,539)	9,728
Cash and cash equivalents, beginning of period	79,050	64,793
Cash and cash equivalents, end of period	$77,511	$74,521

Supplemental cash flow information:
Interest paid	$7,471	$7,203
Income tax paid	84	535

Non-cash investing and financing activities:
Purchase of property, plant and equipment by payable	$4,955	$9,363

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infants and adults, and also engages in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements.

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

As of September 30, 2013, the Company's current liabilities exceed its current assets by $9.4 million and the Company has an asset liability ratio of 91%, which is defined as total liabilities divided by total assets. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•
The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013, with breakeven results from operations in the third quarter of fiscal 2013, and income from operations in the fourth quarter of fiscal 2013 and first half of fiscal 2014.

•
The Company had positive cash flows from operations for the second half of fiscal 2013 and for first half of fiscal 2014. The Company believes that its cash flows from operations will be sufficiently positive for next twelve months to satisfy its obligations when they fall due.

•
As of September 30, 2013, the Company had unused credit facility of $20.8 million which could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

The unaudited consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd., and Heilongjiang Shengyuan Huiren Clinical Examination Co., Ltd., (Collectively the “VIEs”), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIEs, the Company controls the operating activities and holds all the beneficial interests of the VIEs and has been determined to be the primary beneficiary of the VIEs. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIEs are insignificant and hold de minimis assets and liabilities.

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

3.	INVENTORIES

The Company’s inventories at September 30, 2013 and March 31, 2013 are summarized as follows:

(In thousands)	September 30, 2013	March 31, 2013
Raw materials	$42,964	$56,607
Work-in-progress	13,904	17,023
Finished goods	18,408	14,077
Total	$75,276	$87,707

The value of goods-in-transit included in raw materials was $12.5 million and $15.9 million as of September 30, 2013 and March 31, 2013, respectively, which mainly represented the purchase of milk powder and whey protein powder from international sources.

4.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	September 30, 2013	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$1,919	$1,882
St. Angel (Beijing) Business Service Co. Ltd.	3,555	3,132
Beijing Ao Naier Feed Stuff Co., Ltd.	574	663
Total	$6,048	$5,677

b.	Due to related parties

(In thousands)	September 30, 2013	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$868	$1,107
Beijing Honnete Dairy Co., Ltd.	478	495
Beijing Kelqin Dairy Co. Ltd.	0	6
Beijing St. Angel Cultural Communication Co., Ltd.	218	254
Total	$1,564	$1,862

The Company had certain related party borrowings which were recorded in long-term debt due within one year. See Note 7. Except for the related party borrowings, the amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three and six months ended September 30, 2013, the Company’s sales to related parties mainly included feed grade milk powder and whey protein powder sold to Ao Naier and powdered formula products sold to St. Angel (Beijing) Business Service. Other transactions with related parties included renting office spaces to Honnete, Ao Naier and St. Angel (Beijing) Business Service, which was immaterial. In the three and six months ended September 30, 2012, the Company’s sales to related parties mainly included whey protein to Honnete, feed grade milk powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Beijing Honnete Dairy Co., Ltd.	$2	$445	$4	$773
St. Angel (Beijing) Business Service Co., Ltd.	333	9	1,239	2,498
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	0	1	0	1
Beijing Ao Naier Feed Stuff Co., Ltd.	51	56	94	56
Total	$386	$511	$1,337	$3,328

C.	Purchases from related parties

In the three months ended September 30, 2013, St. Angel Cultural Communication implemented certain marketing activities for the Company. In the three months ended September 30, 2012, the Company purchased Lactose from Honnete, St. Angel Cultural Communication implemented certain marketing activities for the Company, and the Company purchased supplies for the employee canteen from Kelqin. Kelqin was sold to a third party in April 2013, and was no longer considered a related party from that date.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Beijing St. Angel Cultural Communication Co. Ltd.	$122	$169	$243	$339
Beijing Honnete Dairy Co., Ltd.	0	1,779	0	4,489
Beijing Kelqin Dairy Co., Ltd.	0	3	0	7
Total	$122	$1,951	$243	$4,835

5.	ASSETS HELD FOR SALE

In September 2013, the board of directors approved the sale of all of the equity interest of Beijing Shengyuan Huiliduo Food Technology Co., Ltd. over the next twelve month. The Company has identified a third party to purchase the equity interest with consideration close to the carrying amount of the net assets. Accordingly, the Company has classified the carrying value of its long-lived assets of $3.3 million, representing historical costs less accumulated depreciation, as assets held for sale as of September 30, 2013.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	September 30, 2013	March 31, 2013
Property, plant and equipment, cost:
Capital lease of building	$5,747	$5,637
Buildings and renovations	90,734	84,502
Plant and machinery	84,858	84,559
Office equipment and furnishings	11,273	10,809
Motor vehicles	3,195	3,180
Others	990	918
Total cost	$196,797	$189,605
Less: Accumulated depreciation:
Capital lease of building	726	625
Buildings and renovations	17,608	15,750
Plant and machinery	43,513	40,396
Office equipment and furnishings	5,268	4,190
Motor vehicles	2,372	2,212
Others	579	511
Total accumulated depreciation	70,066	63,684
Construction in progress	995	4,200
Property, plant and equipment, net	$127,726	$130,121

The Company recorded depreciation expense for owned assets and capital leased assets of $3.5 million and $3.4 million for the three months ended September 30, 2013 and 2012, respectively, and $6.9 million and $6.8 million for the six months ended September 30, 2013 and 2012, respectively.

7.	DEBT

As of September 30, 2013 and March 31, 2013, the Company had short-term debt from banks in the amount of $103.4 million and $127.4 million, respectively.  The maturity dates of the short-term debt outstanding range from October 2013 to July 2014. The weighted average interest rate on short-term debt outstanding at September 30, 2013 and March 31, 2013 was 4.6% and 3.8%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at September 30, 2013 and March 31, 2013 were secured by the pledge of certain inventory purchased under letter of credit of $8.4 million and $26.4 million, respectively; the pledge of certain fixed assets totaling $5.2 million and $13.4 million, respectively; the pledge of the Company’s land use right of $4.5 million and $5.4 million, respectively; and the pledge of restricted cash deposits of $34.1 million and $33.0 million, respectively.

As of September 30, 2013 and March 31, 2013, the Company had long-term debt, including current portion, from banks in the amount of $202.2 million and $184.8 million, respectively. The maturity dates of the long-term debt outstanding range from November 2013 to September 2015. The weighted average interest rate of outstanding long-term debt at September 30, 2013 and March 31, 2013 was 5.0% and 5.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at September 30, 2013 and March 31, 2013 was secured by the pledge of certain fixed assets of $14.6 million and $15.3 million, respectively; the pledge of land use right of $0.2 million and $1.2 million, respectively; and the pledge of restricted cash deposits of $58.6 million and $41.2 million, respectively.

As of September 30, 2013 and March 31, 2013, the Company had a long-term loan due within one year from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest is in November 2013. The interest rate of the long-term loan at September 30, 2013 and March 31, 2013 was 10.0%. The interest expense of related party loans for the three months ended September 30, 2013 and 2012 was $72,000 and $72,000, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Year Ending March 31,
2014	$51,168
2015	105,193
2016	48,711

8.	OTHER CURRENT LIABILITIES

(In thousands)	September 30, 2013	March 31, 2013
Accrued rebate and slotting fee	$16,110	$21,314
Payroll and bonus payables	7,180	6,253
Accrued selling expenses	6,675	5,496
Accrued advertising and promotion expenses	8,824	12,034
Other tax payable	1,281	675
Accrued rental fee	1,709	1,461
Accrued interest expense	2,565	2,346
Others	3,963	3,209
Total	$48,307	$52,788

9.	INCOME TAXES

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

10.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands except for per share data)	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$6,073	$(44,186)	$10,848	$(53,885)
Weighted average common stock outstanding – basic	57,301	57,301	57,301	57,301
Earnings (loss) per share - basic	$0.11	$(0.77)	$0.19	$(0.94)

11.	CONTINGENCIES

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

12.	SEGMENT REPORTING

The Company focuses on selling powdered formula products for infants and adults, and also engages in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. The activities of each segment are as follows:

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$71,651	$50,090	$139,730	$100,545
Foods	14	45	100	110
Nutritional ingredients and supplements	5,310	1,350	11,654	3,476
Other business	11,581	14,615	19,277	15,555
Net sales	$88,556	$66,100	$170,761	$119,686
INTERSEGMENT SALES
Powdered formula	$60	$12	$74	$12
Foods	0	45	0	281
Nutritional ingredients and supplements	2,569	1,858	4,802	4,099
Other business	0	0	0	51
Intersegment sales	$2,629	$1,915	$4,876	$4,443
GROSS PROFIT
Powdered formula	$38,292	$21,345	$74,573	$39,778
Foods	(409)	(522)	(737)	(875)
Nutritional ingredients and supplements	(339)	(654)	(507)	(1,694)
Other business	1,345	(2,695)	1,641	(2,434)
Gross profit	$38,889	$17,474	$74,970	$34,775
Selling and distribution expenses	13,496	14,298	28,267	27,415
Advertising and promotion expenses	10,763	10,186	19,239	16,990
General and administrative expenses	5,831	7,162	12,283	15,019
Gain on disposal and liquidation of subsidiaries	0	2,190	367	2,610
Government subsidies	103	80	268	965
Income (loss) from operations	8,902	(11,902)	15,816	(21,074)
Interest expense	4,024	3,934	7,911	7,490
Interest income	1,023	590	2,110	1,077
Other income (expense), net	111	(79)	852	(517)
Income (loss) before income tax expense	$6,012	$(15,325)	$10,867	$(28,004)

(In thousands)	September 30, 2013		March 31, 2013
TOTAL ASSETS
Powdered formula	$489,056		$491,079
Foods	18,289	*	20,150
Nutritional ingredients and supplements	41,513		33,879
Other business	134,818		133,748
Intersegment elimination	(204,813)		(202,712)
Total	$478,863		$476,144

* The total assets of foods segment included assets held for sale of $3.3 million.

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of September 30, 2013, this network comprised over 710 independent distributors and over 700 independent sub-distributors who sell our products in approximately 27,000 retail outlets.

We currently have four reportable segments which are:

●	Powdered formula segment: Powdered formula segment covers the sale of powdered infant and adult formula products. Major brands include Super, U-Smart, My Angel and Dutch Cow;

●
Foods segment: Foods segment covers the sale of prepared baby foods for babies, children and adults under the brand of Huiliduo. In June 2013, we introduced prepared adult foods for patients with special nutritional needs after surgical operations;

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

Executive Summary

We believe the “Goldmining” marketing strategy (the “Strategy”) which was initiated in September 2012 has shown positive effect as on our sales channels in the quarter ended September 30, 2013. With the inventory tracking system set up, we believe we have largely prevented distributors from selling outside of their designated areas, and exerted order on our sales channels. We are now monitoring our promotional spending and are organizing nation-wide promotional events through a centralized system, which we believe allows us to more efficiently use our resources.

We are continuing to work towards constructing the drying facility in Carhaix, France (the “French Project”). We received a key approval, the construction permit for the project, from the municipal government of Carhaix in September 2013.  Currently we are in the final stage of the regulatory application for the project with the last outstanding document being the environmental impact study. We have engaged certain leading providers to start preliminary work on the design and engineering of the construction and the major equipment for the project. In September 2013 we were informed by one of the leading Chinese state owned banks that they have preliminarily authorized a credit line for project financing of up to €53 million (approximately $72 million) for our project. As of November 8, 2013, we are in the process of finalizing a loan agreement with the bank.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(In thousands, except per share data)	2013	2012	% Change
Net sales	$88,556	$66,100	34%
- Powdered formula segment	71,651	50,090	43%
Cost of sales	49,667	48,626	2%
- Powdered formula segment	33,359	28,745	16%
Gross profit	38,889	17,474	123%
- Powdered formula segment	38,292	21,345	79%
Gross Margin	44%	26%
- Powdered formula segment	53%	43%
Income (loss) from operations	8,902	(11,902)	*
Interest expense, net	3,001	3,344	-10%
Income (loss) before income tax expense	6,012	(15,325)	*
Income tax expense	14	29,018	*
Net income (loss)	5,998	(44,343)	*
Net income (loss) attributable to common stockholders	$6,073	$(44,186)	*
Weighted average common stock outstanding – basic	57,301	57,301
Earnings (loss) per share – basic	$0.11	$(0.77)	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change in
(In thousands, except percentage data)	2013	2012	% Change	Volume	Price
Powdered formula	$71,651	$50,090	43%	9%	32%
Foods	14	45	-69%
Nutritional ingredients and supplements	5,310	1,350	293%
Other business	11,581	14,615	-21%
Net sales	$88,556	$66,100	34%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the three months ended September 30, 2013 was 5,004 tons, as compared to 4,605 tons for the same period in the previous year, due primarily to the reduced purchase by distributors in the three months ended September 30, 2012 as the sales channel continued to utilize the products sold prior to the retail price increase on April 1, 2012.

●
The average selling price of our powdered formula products for the three months ended September 30, 2013 was $14,319 per ton, compared to $10,877 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price is mainly due to our ability to better control discounts as a result of the continued positive impacts of our Strategy, and more high premium products sold during the period, such as formulas for infants with caesarean birth or special nutritional needs.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment includes prepared baby food, such as cooked meat and vegetables. In June 2013, we launched prepared adult food under this segment for patients with special nutritional needs after surgical operations, but since we are still in the early stage of developing our prepared adult food brand, minimal revenue was recognized in the three months ended September 30, 2013.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international customers increased significantly since the beginning of fiscal year 2013. Our capacity utilization in this business segment increased to about 70% in this quarter. In September 2013, the chondroitin sulfate sodium manufactured by Meitek Technology (Qingdao) Co., Ltd., one of our PRC subsidiaries which is engaged in the production of nutritional ingredients, was granted an United States Pharmacopeia (“USP”) certificate after various testing, including on-site Good Manufacturing Practices (GMP) audit of the production site, review of the relevant chemistry, manufacturing and controls documentation, and laboratory testing of the ingredient. Obtaining the USP certificate evidences that our quality system provides a source of assurance that chondroitin sulfate sodium meets the applicable monograph requirements which we believe are widely accepted around the world, and that we have formed a solid foundation for selling our chondroitin sulfate products into the overseas market.

Our Other business mainly included sales of milk powder, whey protein powder, packing materials, feed-grade milk powder and whey protein powder, and other raw materials. The decrease in Other business was mainly due to the decreased sales of surplus imported milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Powdered formula	$33,359	$28,745	16%
Foods	423	567	-25%
Nutritional ingredients and supplements	5,649	2,004	182%
Other business	10,236	17,310	-41%
Cost of sales	$49,667	$48,626	2%

The increased total cost of sales of the powdered formula segment was mainly due to the increased price in raw material of milk powder and increased volume sold.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to increased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

The decrease in cost of our Other business was mainly due to the decreased sales volume of surplus milk powder.

Gross Profit and Gross Margin

	Three Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Gross profit	$38,889	$17,474	123%
- Powdered formula	38,292	21,345	79%
Gross margin	44%	26%
- Powdered formula	53%	43%

The increase in gross margin was mainly due to the margin increase in the powdered formula segment. The increase in gross margin of the powdered formula segment was due to increased average selling price and increased volume sold as discussed above, partially offset by a price increase in raw material of milk powder.

Expenses

	Three Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Selling and distribution expenses	$13,496	$14,298	-6%
Advertising and promotion expenses	10,763	10,186	6%
- Advertising expenses	3,240	3,877	-16%
- Promotion expenses	7,523	6,309	19%
General and administrative expenses	5,831	7,162	-19%
Gain on disposal and liquidation of subsidiaries	0	2,190	-100%
Government subsidies	103	80	29%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense, which were relatively stable this quarter.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. Advertising expenses decreased as we believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV stations. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our product compared to mass media advertising. As a result, we now allocate more resources to such promotional activities.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the decrease in bad debt expense.

Interest Expense and Interest Income

	Three Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Interest expense	$4,024	$3,934	2%
Interest income	1,023	590	73%

The increase in interest expense was mainly due to an increase in average borrowing balance, partially offset by a decreased average interest rate as we used more trade financing to purchase inventory with lower interest rates, and received more U.S. dollar financing via our Hong Kong subsidiary which has a lower interest rate base than financing in mainland China.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the three month ended September 30, 2013 was immaterial.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended September 30, 2013 was $6.1 million, compared to a net loss of $44.2 million for the same period in the previous year.

 Six Months Results of Operations

Below is a summary of selected comparative results of operations for the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
(In thousands, except per share data)	2013	2012	% Change
Net sales	$170,761	$119,686	43%
- Powdered formula segment	139,730	100,545	39%
Cost of sales	95,791	84,911	13%
- Powdered formula segment	65,157	60,767	7%
Gross profit	74,970	34,775	116%
- Powdered formula segment	74,573	39,778	87%
Gross Margin	44%	29%
- Powdered formula segment	53%	40%
Income (loss) from operations	15,816	(21,074)	*
Interest expense, net	5,801	6,413	-10%
Income (loss) before income tax expense	10,867	(28,004)	*
Income tax expense	93	26,115	*
- Effective tax rate	-0.9%	-93.3%
Net income (loss)	10,774	(54,119)	*
Net income (loss) attributable to common stockholders	$10,848	$(53,885)	*
Weighted average common stock outstanding – basic	57,301	57,301
Earnings (loss) per share – basic	$0.19	$(0.94)	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended September 30,			% Change in
(In thousands, except percentage data)	2013	2012	% Change	Volume	Price
Powdered formula	$139,730	$100,545	39%	20%	16%
Foods	100	110	-9%
Nutritional ingredients and supplements	11,654	3,476	235%
Other business	19,277	15,555	24%
Net sales	$170,761	$119,686	43%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the six months ended September 30, 2013 was 10,748 tons, as compared to 8,985 tons for the same period in the previous year, due primarily to the reduced purchase by distributors in the six months ended September 30, 2012 as the sales channel continued to utilize the products sold prior to the retail price increase on April 1, 2012.

●
The average selling price of our powdered formula products for the six months ended September 30, 2013 was $13,001 per ton, compared to $11,190 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price was mainly due to our ability to better control discounts as a result of the continued positive impacts of our Strategy, and more high premium products sold during the period, such as formulas for infants with caesarean birth or special nutritional needs.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment includes prepared baby food, such as cooked meat and vegetables. In June 2013, we launched prepared adult food under this segment for patients with special nutritional needs after surgical operations, but since we are still in the early stage of developing our prepared adult food brand, minimal revenue was recognized in the six months ended September 30, 2013.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international customers increased significantly since the beginning of fiscal year 2013. Our capacity utilization in this business segment increased to about 70% in this quarter.

Our Other business mainly included sales of milk powder, whey protein powder, packing materials, feed-grade milk powder and whey protein powder, and other raw materials. The increase in Other business was mainly due to the increased sales of whey protein powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Six Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Powdered formula	$65,157	$60,767	7%
Foods	837	985	-15%
Nutritional ingredients and supplements	12,161	5,170	135%
Other business	17,636	17,989	-2%
Cost of sales	$95,791	$84,911	13%

The increase in total cost of sales of the powdered formula segment was the result of the increase in sales volume, partially offset by decreased free product giveaways, and lower provision for inventories.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to increased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

Gross Profit and Gross Margin

	Six Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Gross profit	$74,970	$34,775	116%
- Powdered formula	74,573	39,778	87%
Gross margin	44%	29%
- Powdered formula	53%	40%

The increase in gross margin was mainly due to the margin increase in the powdered formula segment. The increase in gross margin of the powdered formula segment was due mainly to increased average selling price from the continued positive impact of our Strategy and increased volume sold, decreased cost per ton from decreased free product giveaways, and lower provision for inventories.

Expenses

	Six Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Selling and distribution expenses	$28,267	$27,415	3%
Advertising and promotion expenses	19,239	16,990	13%
- Advertising expenses	3,733	6,748	-45%
- Promotion expenses	15,506	10,242	51%
General and administrative expenses	12,283	15,019	-18%
Gain on disposal and liquidation of subsidiaries	367	2,610	-86%
Government subsidies	268	965	-72%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense, which were relatively stable in the six months ended September 30, 2013.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. Advertising expenses decreased as we believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV stations. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our product compared to mass media advertising. As a result, we now allocate more resources to such promotional activities.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the decrease in bad debt expense.

Interest Expense and Interest Income

	Six Months Ended September 30,
(In thousands, except percentage data)	2013	2012	% Change
Interest expense	$7,911	$7,490	6%
Interest income	2,110	1,077	96%

The increase in interest expense was mainly due to an increase in average borrowing balance, partially offset by a decreased average interest rate as we used more trade financing to purchase inventory with lower interest rates, and received more U.S. dollar financing via our Hong Kong subsidiary which has a lower interest rate base than financing in mainland China.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the six month ended September 30, 2013 was immaterial.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the six months ended September 30, 2013 was $10.8 million, compared to a net loss of $53.9 million for the same period in the previous year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. In addition, while there can be no assurance that we will be able to refinance our short-term bank borrowings as they become due, historically, we have renewed or rolled over most of our bank loans after the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $77.5 million at September 30, 2013, of which $76.5 million was held outside of the United States.

As of September 30, 2013, the Company's current liabilities exceed its current assets by $9.4 million and the Company has an asset liability ratio of 91%, which is defined as total liabilities divided by total assets. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•
The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013, with breakeven results from operations in the third quarter of fiscal 2013, and income from operations in the fourth quarter of fiscal 2013 and first half of fiscal 2014.

•
The Company had positive cash flows from operations for the second half of fiscal 2013 and for first half of fiscal 2014. The Company believes that its cash flows from operations will be sufficiently positive for next twelve months to satisfy its obligations when they fall due.

•
As of September 30, 2013, the Company had unused credit facility of $20.8 million which could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company undertakes to compensate, according to the circumstance, Sodiaal or Euroserum for the loss incurred as a result of such delay. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The estimated cost to build the facility is € 90 million (approximately $121 million). The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered.

On March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project. In September 2013, the Company received the construction permit for the project from the municipal government of Carhaix. In September 2013, the Company was informed by one of the leading Chinese state owned banks that they have preliminarily authorized a credit line of project financing up to €53 million (approximately $72 million) for the French Project financing. As of November 8, 2013, we are in the final stage of the regulatory application for the project with the last outstanding document being the environmental impact study, and we are in the process of finalizing a loan agreement with the bank.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Six Months Ended September 30,
(In thousands)	2013	2012
Cash flow provided by/(used in):
Operating activities
Net income (loss)	$10,774	$(54,119)
Depreciation and amortization	7,025	6,531
Bad debt expense	(1,628)	1,451
Other	(321)	22,847
Changes in assets and liabilities	16,788	(24,238)
Total operating activities	32,638	(47,528)
Investing activities	(26,553)	(28,210)
Financing activities	(8,386)	85,702
Effect of foreign currency translation on cash and cash equivalents	762	(236)
Net change in cash and cash equivalents	$(1,539)	$9,728

Cash flow provided by operating activities was a result of the net income incurred of $10.8 million, as adjusted for non-cash expense and income items of $5.1 million, and decrease in working capital of $16.8 million. In the six months ended September 30, 2013, we spent $117.7 million to purchase raw materials and other production materials, $24.5 million in staff compensation and social welfare, $19.0 million in taxes, $28.8 million in operating expenses, $7.5 million in interest, $0.7 million in land lease, received $228.8 million from our customers, and received $1.9 million from interest.

Cash flow used in investing activities in the six months ended September 30, 2013 represents $7.3 million payment for the purchase of property, plant and equipment, $20.0 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $110,000 in proceeds from disposed assets, and $633,000 proceeds from disposal of a PRC subsidiary.

Cash flow provided by financing activities in the six months ended September 30, 2013 mainly represents net cash outflow of $25.9 million from short-term loans and net cash inflow of $17.6 million from long-term loans, and $150,000 payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 7.”

Capital Expenditures

Our capital expenditures were $3.7 million and the corresponding cash outflow was $7.3 million for the six months ended September 30, 2013, which mainly represented purchasing of manufacturing equipment and other fixed assets.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As of September 30, 2013, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no material changes to these risks and uncertainties during the three months ended September 30, 2013.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—September 30, 2013 and March 31, 2013, (ii) the Consolidated Statements of Operations—Three and Six Months Ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Six Months Ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Equity—Six Months Ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows—Six Months Ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	November 8, 2013	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer