Form 10-Q
period 2013-12-31
Synutra International, Inc.
filed 2014-02-10
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 10, 2014, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS
Page

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	25

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)
	December 31, 2013	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$61,553	$79,050
Restricted cash	69,899	68,410
Accounts receivable, net of allowance of $3,461 and $7,515, respectively	18,087	30,183
Inventories	91,832	87,707
Due from related parties	3,139	2,696
Income tax receivable	1	5
Prepaid expenses and other current assets	29,555	18,404
Assets held for sale	3,247	0
Total current assets	277,313	286,455

Property, plant and equipment, net	146,177	130,121
Land use rights, net	9,460	10,829
Intangible assets, net	3,955	4,135
Restricted cash	53,932	39,883
Due from related parties	2,602	2,981
Other assets	663	1,740
TOTAL ASSETS	$494,102	$476,144

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$101,538	$127,449
Long-term debt due within one year	46,535	82,663
Accounts payable	56,310	48,717
Due to related parties	1,454	1,862
Advances from customers	21,477	12,982
Other current liabilities	49,284	52,788
Total current liabilities	276,598	326,461
Long-term debt	147,105	102,164
Deferred revenue	4,237	4,402
Capital lease obligations	7,995	7,848
Other long-term liabilities	6,328	6,062
Total liabilities	442,263	446,937

Commitments and Contingencies
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at December 31, 2013 and March 31, 2013, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(114,673)	(135,508)
Accumulated other comprehensive income	30,986	28,828
Total common stockholders’ equity	51,759	28,766
Noncontrolling interest	80	441
Total equity	51,839	29,207

TOTAL LIABILITIES AND EQUITY	$494,102	$476,144

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	$101,034	$73,228	$271,795	$192,914
Cost of sales	60,731	41,717	156,522	126,628
Gross profit	40,303	31,511	115,273	66,286
Selling and distribution expenses	12,486	14,488	40,753	41,903
Advertising and promotion expenses	9,769	9,910	29,008	26,900
General and administrative expenses	6,477	6,967	18,760	21,986
Gain on disposal and liquidation of subsidiaries	0	0	367	2,610
Government subsidies	362	216	630	1,181
Income (loss) from operations	11,933	362	27,749	(20,712)
Interest expense	3,850	4,021	11,761	11,511
Interest income	1,076	604	3,186	1,681
Other income, net	555	573	1,407	56
Income (loss) before income tax expense	9,714	(2,482)	20,581	(30,486)
Income tax expense	14	10,971	107	37,086
Net income (loss)	9,700	(13,453)	20,474	(67,572)
Net loss attributable to the noncontrolling interest	(287)	(183)	(361)	(417)
Net income (loss) attributable to common stockholders	$9,987	$(13,270)	$20,835	$(67,155)

Weighted average common stock outstanding – basic	57,301	57,301	57,301	57,301
Earnings (loss) per share – basic	$0.17	$(0.23)	$0.36	$(1.17)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income (loss)	$9,700	$(13,453)	$20,474	$(67,572)
Other comprehensive income (loss), net of tax
Currency translation adjustment	1,162	422	2,158	(445)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	0	0	(2,610)
Other comprehensive income (loss)	1,162	422	2,158	(3,055)
Comprehensive income (loss)	10,862	(13,031)	22,632	(70,627)
Less: Comprehensive loss attributable to noncontrolling interest	(287)	(183)	(361)	(419)
Comprehensive income (loss) attributable to common stockholders	$11,149	$(12,848)	$22,993	$(70,208)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2012	57,301	$6	$135,440	$(71,620)	$32,201	$1,065	$97,092
Net loss	0	0	0	(67,155)	0	(417)	(67,572)
Other comprehensive income, net of tax of nil	0	0	0	0	(3,053)	(2)	(3,055)
Derecognition of noncontrolling interest upon liquidation of a subsidiary	0	0	0	0	0	(381)	(381)
Other	0	0	0	0	0	92	92
Balance, December 31, 2012	57,301	$6	$135,440	$(138,775)	$29,148	$357	$26,176
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net income	0	0	0	20,835	0	(361)	20,474
Other comprehensive income, net of tax of nil	0	0	0	0	2,158	0	2,158
Balance, December 31, 2013	57,301	$6	$135,440	$(114,673)	$30,986	$80	$51,839

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
Operating activities:
Net income (loss)	$20,474	$(67,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,600	10,340
Bad debt expense (recovery)	(2,925)	1,140
Deferred income tax	0	36,550
Gain on disposal and liquidation of subsidiaries	(367)	(2,610)
Other	56	99

Changes in assets and liabilities:
Accounts receivable	15,600	(6,714)
Inventories	(1,826)	(3,671)
Due from related parties	(474)	5,594
Prepaid land use right	(181)	0
Other assets	(10,286)	(747)
Accounts payable	8,231	(19,343)
Due to related parties	(403)	(226)
Advances from customers	8,123	5,780
Income tax receivable	4	191
Other liabilities	(5,083)	24,814
Net cash provided by (used in) operating activities	41,543	(16,375)

Investing activities:
Acquisition of property, plant and equipment	(24,926)	(10,547)
Change in restricted cash	(12,685)	(30,340)
Proceeds from assets disposal	110	1,817
Proceeds from disposal of subsidiaries	633	0
Net cash used in investing activities	(36,868)	(39,070)

Financing activities:
Proceeds from short-term debt	127,137	221,533
Repayment of short-term debt	(155,599)	(196,681)
Proceeds from long-term debt	81,068	58,503
Repayment of long-term debt	(75,821)	(50,087)
Payment on capital lease obligations	(416)	(703)
Payment to noncontrolling shareholder	0	(386)
Net cash provided by (used in) financing activities	(23,631)	32,179

Effect of exchange rate changes on cash and cash equivalents	1,459	216

Net change in cash and cash equivalents	(17,497)	(23,050)
Cash and cash equivalents, beginning of period	79,050	64,793
Cash and cash equivalents, end of period	$61,553	$41,743

Supplemental cash flow information:
Interest paid	$10,900	$9,997
Income tax paid	95	539

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in payables	$4,820	$552

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

As of December 31, 2013, the Company has an asset liability ratio of 90%, which is defined as total liabilities divided by total assets, and limited working capital. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•	The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013 by four consecutive quarters of income from operations.

•
The Company had positive cash flows from operations since the second half of fiscal 2013. The Company believes that its cash flows from operations will be sufficiently positive for next twelve months to satisfy its obligations when they fall due.

•
As of December 31, 2013, the Company had an unused credit facility of $66.5 million which could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

The unaudited consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd. (the “VIE”), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIE, the Company controls the operating activities and holds all the beneficial interests of the VIE and has been determined to be the primary beneficiary of the VIE. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIE are insignificant and hold de minimis assets and liabilities.

Net income or loss of a subsidiary is attributed to the Company and to the noncontrolling interests either on the basis of relative ownership interest or in accordance with contractual agreements that specify a different allocation, such as in the case of the VIE. Noncontrolling interests in subsidiaries are presented separately from the Company's equity therein.

All inter-company accounts and transactions have been eliminated in consolidation.

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

3.	INVENTORIES

The Company’s inventories at December 31, 2013 and March 31, 2013 are summarized as follows:

(In thousands)	December 31, 2013	March 31, 2013
Raw materials	$55,783	$56,607
Work-in-progress	12,905	17,023
Finished goods	23,144	14,077
Total	$91,832	$87,707

The value of goods-in-transit included in raw materials was $24.4 million and $15.9 million as of December 31, 2013 and March 31, 2013, respectively, which mainly represented the purchase of milk powder and whey protein powder from international sources.

4.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	December 31, 2013	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$1,935	$1,882
St. Angel (Beijing) Business Service Co. Ltd.	3,401	3,132
Beijing Ao Naier Feed Stuff Co., Ltd.	405	663
Total	$5,741	$5,677

b.	Due to related parties

(In thousands)	December 31, 2013	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$764	$1,107
Beijing Honnete Dairy Co., Ltd.	470	495
Beijing Kelqin Dairy Co. Ltd.	0	6
Beijing St. Angel Cultural Communication Co., Ltd.	220	254
Total	$1,454	$1,862

The Company also had certain related party borrowings which were recorded in long-term debt due within one year. See Note 6.

B.	Sales to and services for related parties

In the three and nine Months ended December 31, 2013, the Company’s sales to related parties mainly included feed grade milk powder and whey protein powder sold to Ao Naier and powdered formula products sold to St. Angel (Beijing) Business Service. Other transactions with related parties included renting office spaces to Honnete, Ao Naier, St. Angel (Beijing) Business Service and St. Angel Cultural Communication, which was immaterial. In the three and nine Months ended December 31, 2012, the Company’s sales to related parties mainly included whey protein to Honnete, feed grade milk powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Beijing Honnete Dairy Co., Ltd.	$2	$0	$6	$773
St. Angel (Beijing) Business Service Co., Ltd.	250	0	1,489	2,454
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	0	0	0	1
Beijing Ao Naier Feed Stuff Co., Ltd.	173	87	267	143
Beijing St. Angel Cultural Communication Co., Ltd.	11	0	11	0
Total	$436	$87	$1,773	$3,371

C.	Purchases from related parties

In the three and nine months ended December 31, 2013, St. Angel Cultural Communication implemented certain marketing activities for the Company. In the three and nine months ended December 31, 2012, the Company purchased Lactose from Honnete, St. Angel Cultural Communication implemented certain marketing activities for the Company, and the Company purchased supplies for the employee canteen from Kelqin. Kelqin was sold to a third party in April 2013, and was no longer considered a related party from that date.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Beijing St. Angel Cultural Communication Co. Ltd.	$122	$119	$365	$458
Beijing Honnete Dairy Co., Ltd.	0	185	0	4,674
Beijing Kelqin Dairy Co., Ltd.	0	0	0	7
Total	$122	$304	$365	$5,139

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	December 31, 2013	March 31, 2013
Property, plant and equipment, cost:
Capital lease of building	$5,796	$5,637
Buildings and renovations	92,117	84,502
Plant and machinery	86,661	84,559
Office equipment and furnishings	11,510	10,809
Motor vehicles	3,262	3,180
Others	998	918
Total cost	$200,344	$189,605
Less: Accumulated depreciation:
Capital lease of building	776	625
Buildings and renovations	18,819	15,750
Plant and machinery	45,436	40,396
Office equipment and furnishings	5,868	4,190
Motor vehicles	2,449	2,212
Others	613	511
Total accumulated depreciation	73,961	63,684
Construction in progress	19,794	4,200
Property, plant and equipment, net	$146,177	$130,121

The Company recorded depreciation expense for owned assets and capital leased assets of $3.5 million and $3.4 million for the three months ended December 31, 2013 and 2012, respectively, and $10.4 million and $10.2 million for the nine months ended December 31, 2013 and 2012, respectively.

6.	DEBT

As of December 31, 2013 and March 31, 2013, the Company had short-term debt from banks in the amount of $101.5 million and $127.4 million, respectively.  The maturity dates of the short-term debt outstanding range from January 2014 to December 2014. The weighted average interest rate on short-term debt outstanding at December 31, 2013 and March 31, 2013 was 4.8% and 3.8%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at December 31, 2013 and March 31, 2013 were secured by the pledge of certain inventory purchased under letter of credit of $2.4 million and $26.4 million, respectively; the pledge of certain fixed assets totaling nil and $13.4 million, respectively; the pledge of the Company’s land use right of $4.0 million and $5.4 million, respectively; and the pledge of restricted cash deposits of $41.5 million and $33.0 million, respectively.

As of December 31, 2013 and March 31, 2013, the Company had long-term debt, including current portion, from banks in the amount of $190.8 million and $184.8 million, respectively. The maturity dates of the long-term debt outstanding range from January 2014 to November 2015. The weighted average interest rate of outstanding long-term debt at December 31, 2013 and March 31, 2013 was 4.8% and 5.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at December 31, 2013 and March 31, 2013 was secured by the pledge of certain fixed assets of nil and $15.3 million, respectively; the pledge of land use right of nil and $1.2 million, respectively; and the pledge of restricted cash deposits of $59.0 million and $41.2 million, respectively.

As of December 31, 2013 and March 31, 2013, the Company had a long-term loan due within one year from a related party of $2.9 million. The maturity date of the long-term related party loan principal and interest was in November 2013, and the Company repaid it in January 2014. The interest rate of the long-term loan at December 31, 2013 and March 31, 2013 was 10.0%. The interest expense of related party loans was $72,000 and $72,000 for the three months ended December 31, 2013 and 2012, respectively, and was $215,000 and $215,000 for the nine months ended December 31, 2013 and 2012, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Twelve Months Ended
December 31, 2014	$46,535
December 31, 2015	147,105

7.	OTHER CURRENT LIABILITIES

(In thousands)	December 31, 2013	March 31, 2013
Accrued rebate and slotting fee	$17,159	$21,314
Payroll and bonus payables	9,179	6,253
Accrued selling expenses	6,456	5,496
Accrued advertising and promotion expenses	9,410	12,034
Other tax payable	363	675
Accrued rental fee	1,051	1,461
Accrued interest expense	2,669	2,346
Others	2,997	3,209
Total	$49,284	$52,788

8.	INCOME TAXES

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

9.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands except for per share data)	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$9,987	$(13,270)	$20,835	$(67,155)
Weighted average common stock outstanding – basic	57,301	57,301	57,301	57,301
Earnings (loss) per share - basic	$0.17	$(0.23)	$0.36	$(1.17)

10.	CONTINGENCIES

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

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility (the “French Project”) in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company will undertake to compensate Sodiaal or Euroserum for losses which may be incurred as a result of such delay, depending on the circumstances. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement.

We expect to obtain approval for the environmental impact study around April 2014, and finalize the loan agreement in the first quarter of fiscal 2015. Due to the delay in getting government approvals, we expect the operational commissioning of the new drying facility to take place in late calendar year 2015, which is later than the deadline of January 2, 2015 specified in the partnership framework agreement. The partnership framework agreement with Sodiaal provides that we will compensate Sodiaal for their losses due to delays in the start of the operation of our project, if such delays are not caused by government actions. We have estimated that a one-year's delay would result in such losses totaling less than €10 million (equivalent to $13.9 million). However, as most of our current expected delay is due to government approval process and also considering our long term alliance with Euroserum / Sodiaal, as well as the strategic importance of this project to Sodiaal, we expect to be able to negotiate the amount of such compensation if any, with Sodiaal. As a result, we have not accrued any loss in connection with this matter on our financial statements.

11.	SEGMENT REPORTING

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$86,158	$62,390	$225,888	$162,935
Foods	30	86	130	196
Nutritional ingredients and supplements	6,264	156	17,918	3,632
Other business	8,582	10,596	27,859	26,151
Net sales	$101,034	$73,228	$271,795	$192,914
INTERSEGMENT SALES
Powdered formula	$14	$6	$88	$18
Foods	0	122	0	403
Nutritional ingredients and supplements	2,525	2,422	7,327	6,521
Other business	0	0	0	51
Intersegment sales	$2,539	$2,550	$7,415	$6,993
GROSS PROFIT (LOSS)
Powdered formula	$42,830	$32,720	$117,403	$72,498
Foods	(608)	(371)	(1,345)	(1,246)
Nutritional ingredients and supplements	(843)	(188)	(1,350)	(1,882)
Other business	(1,076)	(650)	565	(3,084)
Gross profit	$40,303	$31,511	$115,273	$66,286
Selling and distribution expenses	12,486	14,488	40,753	41,903
Advertising and promotion expenses	9,769	9,910	29,008	26,900
General and administrative expenses	6,477	6,967	18,760	21,986
Gain on disposal and liquidation of subsidiaries	0	0	367	2,610
Government subsidies	362	216	630	1,181
Income (loss) from operations	11,933	362	27,749	(20,712)
Interest expense	3,850	4,021	11,761	11,511
Interest income	1,076	604	3,186	1,681
Other income, net	555	573	1,407	56
Income (loss) before income tax expense	$9,714	$(2,482)	$20,581	$(30,486)

(In thousands)	December 31, 2013		March 31, 2013
TOTAL ASSETS
Powdered formula	$505,500		$491,079
Foods	18,104	*	20,150
Nutritional ingredients and supplements	43,246		33,879
Other business	135,758		133,748
Intersegment elimination	(208,506)		(202,712)
Total	$494,102		$476,144

* The total assets of foods segment included assets held for sale of $3.2 million.

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of December 31, 2013, this network comprised over 670 independent distributors and over 620 independent sub-distributors who sell our products in approximately 28,000 retail outlets.

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

Executive Summary

We believe the “Goldmining” marketing strategy (the “Goldmining Strategy”) which was initiated in September 2012 has shown positive effect as on our sales channels in the recent quarters. With the inventory tracking system set up, we believe we have largely prevented distributors from selling outside of their designated areas, and exerted order on our sales channels. We are now monitoring our promotional spending and are organizing nation-wide promotional events through a centralized system, which we believe allows us to more efficiently use our resources.

In December 2013, the Chinese State Food and Drug Administration updated the national guidance for the renewal and re-affirmation of production licenses for manufacturing infant-formula milk powder products in China. For any infant-formula milk powder manufacturer whose license is expiring in 2014, the renewal process needs to be completed by March 31, 2014. For any infant-formula milk powder manufacturer whose license expires in a later year, the re-affirmation needs to be completed by May 31, 2014. This regulation sets forth new rules and raises the bar on infant formula producers in nine areas, including product safety control, purchase of raw materials, formula product inspection, manufacturing process and product traceability. In particular, the requirement on a 100,000 grade clean space to meet the medical grade Good Manufacturing Practices is widely considered as the most challenging requirement. In order to pass the examination and reaffirm and renew the production licenses for our Qingdao and Zhangjiakou plants, we expect to incur approximately $2.5 million to $3 million in capital expenditures to meet the clean space and other requirements. Given we already utilize advanced production methods that are largely in line with the new guidance, we do not expect any meaningful obstacles to passing the government exam and believe we will be able to obtain the required domestic production license before the deadline.

During the fiscal third quarter, we continued to make important progress on both the engineering and procurement side of the French Project. We have signed a €40.3 million equipment supply contract with SPX Flow Technology SAS, a company based in North Carolina, to manage the design, construction and delivery of the main evaporation and drying equipment for the project. However, as we have previously stated, the timing of the completion of regulatory approval and loan agreements are not fully within our control. Due to the general election at the local provincial government, our current expected timing to receive the approval for the environmental impact study is about six months later than our original expectation.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
(In thousands, except per share data)	2013	2012	% Change
Net sales	$101,034	$73,228	38%
- Powdered formula segment	86,158	62,390	38%
Cost of sales	60,731	41,717	46%
- Powdered formula segment	43,328	29,670	46%
Gross profit	40,303	31,511	28%
- Powdered formula segment	42,830	32,720	31%
Gross Margin	40%	43%
- Powdered formula segment	50%	52%
Income (loss) from operations	11,933	362	*
Interest expense, net	2,774	3,417	-19%
Income (loss) before income tax expense	9,714	(2,482)	*
Income tax expense	14	10,971	*
Net income (loss)	9,700	(13,453)	*
Net income (loss) attributable to common stockholders	$9,987	$(13,270)	*
Weighted average common stock outstanding – basic	57,301	57,301
Earnings (loss) per share – basic	$0.17	$(0.23)	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended December 31,			% Change in
(In thousands, except percentage data)	2013	2012	% Change	Volume	Price
Powdered formula	$86,158	$62,390	38%	10%	26%
Foods	30	86	-65%
Nutritional ingredients and supplements	6,264	156	*
Other business	8,582	10,596	-19%
Net sales	$101,034	$73,228	38%
* not meaningful

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the three months ended December 31, 2013 was 6,449 tons, as compared to 5,875 tons for the same period in the previous year, due primarily to the positive impact of the Goldmining Strategy.

●
The average selling price of our powdered formula products for the three months ended December 31, 2013 was $13,360 per ton, compared to $10,620 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price is mainly due to our ability to better control discounts as a result of the continued positive impacts of our Goldmining Strategy, and more high premium products sold during the period, such as formulas for infants with caesarean birth or special nutritional needs.

The sales volume and calculation of average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment includes prepared baby food, such as cooked meat and vegetables. In June 2013, we launched prepared adult food under this segment for patients with special nutritional needs after surgical operations. In October 2013, we recruited a sales staff of approximately 100, and placed our adult food products with approximately 3,500 retail outlets in December 2013 to perform a test sale for three months. Since we sell adult food products by consignment sales and we recognize sales when we are paid by the retail outlets, there is minimal revenue recognized in the three months ended December 31, 2013.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international customers increased significantly since the beginning of fiscal year 2014. In September 2013, the chondroitin sulfate sodium manufactured by Meitek Technology (Qingdao) Co., Ltd., one of our PRC subsidiaries which is engaged in the production of nutritional ingredients, was granted an United States Pharmacopeia (“USP”) certificate after various testing, including on-site Good Manufacturing Practices (GMP) audit of the production site, review of the relevant chemistry, manufacturing and controls documentation, and laboratory testing of the ingredient. Obtaining the USP certificate evidences that our quality system provides a source of assurance that chondroitin sulfate sodium meets the applicable monograph requirements which we believe are widely accepted around the world, and that we have formed a solid foundation for selling our chondroitin sulfate products into the overseas market.

Our Other business mainly included sales of milk powder, whey protein powder, packing materials, feed-grade milk powder and whey protein powder, and other raw materials. The decrease in Other business was mainly due to the decreased sales of whey protein powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Powdered formula	$43,328	$29,670	46%
Foods	638	457	40%
Nutritional ingredients and supplements	7,107	344	*
Other business	9,658	11,246	-14%
Cost of sales	$60,731	$41,717	46%
* not meaningful

The increased total cost of sales of the powdered formula segment was mainly due to the increased price in raw material of milk powder, and the increased volume sold.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to increased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

The decrease in cost of our Other business was mainly due to the decreased sales volume of whey protein powder.

Gross Profit and Gross Margin

	Three Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Gross profit	$40,303	$31,511	28%
- Powdered formula	42,830	32,720	31%
Gross margin	40%	43%
- Powdered formula	50%	52%

The decrease in gross margin was mainly due to the margin decrease in the powdered formula segment. The decrease in gross margin of the powdered formula segment was mainly due to a price increase in raw material of milk powder, partially offset by the increased average selling price as discussed above.

Expenses

	Three Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Selling and distribution expenses	$12,486	$14,488	-14%
Advertising and promotion expenses	9,769	9,910	-1%
- Advertising expenses	1,567	3,320	-53%
- Promotion expenses	8,202	6,590	24%
General and administrative expenses	6,477	6,967	-7%
Government subsidies	362	216	68%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. Advertising expenses decreased as we believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV stations. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our product compared to mass media advertising. As a result, we now allocate more resources to such promotional activities. Effective from January 1, 2013, we provided promotional gifts instead of our powdered formula products to end customers for bonus point redemption, which also contributed to the increase in promotion expenses.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the decrease in bad debt expense as we put more efforts into chasing the long aging receivables in fiscal year 2014.

Interest Expense and Interest Income

	Three Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Interest expense	$3,850	$4,021	-4%
Interest income	1,076	604	78%

The decrease in interest expense was mainly due to a decreased average interest rate as we received more U.S. dollar financing via our Hong Kong subsidiary which has a lower interest rate base than financing in mainland China, partially offset by an increase in average borrowing balance.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the three month ended December 31, 2013 was immaterial.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended December 31, 2013 was $10.0 million, compared to a net loss of $13.3 million for the same period in the previous year.

 Nine Months Results of Operations

Below is a summary of selected comparative results of operations for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
(In thousands, except per share data)	2013	2012	% Change
Net sales	$271,795	$192,914	41%
- Powdered formula segment	225,888	162,935	39%
Cost of sales	156,522	126,628	24%
- Powdered formula segment	108,485	90,437	20%
Gross profit	115,273	66,286	74%
- Powdered formula segment	117,403	72,498	62%
Gross Margin	42%	34%
- Powdered formula segment	52%	45%
Income (loss) from operations	27,749	(20,712)	*
Interest expense, net	8,575	9,830	-13%
Income (loss) before income tax expense	20,581	(30,486)	*
Income tax expense	107	37,086	*
- Effective tax rate	0.5%	-121.6%
Net income (loss)	20,474	(67,572)	*
Net income (loss) attributable to common stockholders	$20,835	$(67,155)	*
Weighted average common stock outstanding – basic	57,301	57,301
Earnings (loss) per share – basic	$0.36	$(1.17)	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Nine Months Ended December 31,			% Change in
(In thousands, except percentage data)	2013	2012	% Change	Volume	Price
Powdered formula	$225,888	$162,935	39%	16%	20%
Foods	130	196	-34%
Nutritional ingredients and supplements	17,918	3,632	393%
Other business	27,859	26,151	7%
Net sales	$271,795	$192,914	41%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the nine months ended December 31, 2013 was 17,197 tons, as compared to 14,860 tons for the same period in the previous year, due primarily to the reduced purchase by distributors in the nine months ended December 31, 2012 as the sales channel continued to utilize the products sold prior to the retail price increase on April 1, 2012, and the positive impact of the Goldmining Strategy in fiscal year 2014.

●
The average selling price of our powdered formula products for the nine months ended December 31, 2013 was $13,135 per ton, compared to $10,965 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price was mainly due to our ability to better control discounts as a result of the continued positive impacts of our Goldmining Strategy, and more high premium products sold during the period, such as formulas for infants with caesarean birth or special nutritional needs.

The sales volume and calculation of average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment includes prepared baby food, such as cooked meat and vegetables. In June 2013, we launched prepared adult food under this segment for patients with special nutritional needs after surgical operations. In October 2013, we recruited a sales staff of approximately 100, and placed our adult food products with approximately 3,500 retail outlets in December 2013 to perform a test sale for three months. Since we sell adult food products by consignment sales and we recognize sales when we are paid by the retail outlets,, there is minimal revenue recognized in the nine months ended December 31, 2013.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international customers increased significantly since the beginning of fiscal year 2014.

Our Other business mainly included sales of milk powder, whey protein powder, packing materials, feed-grade milk powder and whey protein powder, and other raw materials. The increase in Other business was mainly due to the increased sales of whey protein powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Nine Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Powdered formula	$108,485	$90,437	20%
Foods	1,475	1,442	2%
Nutritional ingredients and supplements	19,268	5,514	249%
Other business	27,294	29,235	-7%
Cost of sales	$156,522	$126,628	24%

The increase in total cost of sales of the powdered formula segment was mainly due to the increase in sales volume.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to increased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

The decrease in cost of other business was mainly due to the decreased sales volume of surplus milk powder.

Gross Profit and Gross Margin

	Nine Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Gross profit	$115,273	$66,286	74%
- Powdered formula	117,403	72,498	62%
Gross margin	42%	34%
- Powdered formula	52%	45%

The increase in gross margin was mainly due to the margin increase in the powdered formula segment. The increase in gross margin of the powdered formula segment was due mainly to increased average selling price from the continued positive impact of our Goldmining Strategy.

Expenses

	Nine Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Selling and distribution expenses	$40,753	$41,903	-3%
Advertising and promotion expenses	29,008	26,900	8%
- Advertising expenses	5,300	10,068	-47%
- Promotion expenses	23,708	16,832	41%
General and administrative expenses	18,760	21,986	-15%
Gain on disposal and liquidation of subsidiaries	367	2,610	-86%
Government subsidies	630	1,181	-47%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense, which were relatively stable in the nine months ended December 31, 2013.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. Advertising expenses decreased as we believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV stations. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our product compared to mass media advertising. As a result, we now allocate more resources to such promotional activities. Effective from January 1, 2013, we provided promotional gifts instead of our powdered formula products to end customers for bonus point redemption, which also contributed to the increase in promotion expenses.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the decrease in bad debt expense as we put more efforts into chasing the long aging receivables in fiscal year 2014.

Interest Expense and Interest Income

	Nine Months Ended December 31,
(In thousands, except percentage data)	2013	2012	% Change
Interest expense	$11,761	$11,511	2%
Interest income	3,186	1,681	90%

The increase in interest expense was mainly due to an increase in average borrowing balance, partially offset by a decreased average interest rate as we received more U.S. dollar financing via our Hong Kong subsidiary which has a lower interest rate base than financing in mainland China.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the six month ended December 31, 2013 was immaterial.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the nine months ended December 31, 2013 was $20.8 million, compared to a net loss of $67.2 million for the same period in the previous year.

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

Cash and cash equivalents totaled $61.6 million at December 31, 2013, of which $59.4 million was held outside of the United States.

As of December 31, 2013, the Company has an asset liability ratio of 90%, which is defined as total liabilities divided by total assets, and limited working capital. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•	The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013 by four consecutive quarters of income from operations.

•
The Company had positive cash flows from operations since the second half of fiscal 2013. The Company believes that its cash flows from operations will be sufficiently positive for next twelve months to satisfy its obligations when they fall due.

•
As of December 31, 2013, the Company had an unused credit facility of $66.5 million which could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility (the “French Project”) in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company will undertake to compensate Sodiaal or Euroserum for losses which may be incurred as a result of such delay, depending on the circumstances. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The estimated cost to build the facility is € 90 million (approximately $121 million). The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered.

Recent developments of the French Project are:
●	On March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project.
●	In September 2013, the Company received the construction permit for the project from the municipal government of Carhaix.
●
In September 2013, the Company was informed by one of the leading Chinese state owned banks that they have preliminarily authorized a credit line of project financing up to €53 million (approximately $72 million) for the French Project financing.

●
In November 2013, the Company entered into a contract of €40.3 million (equivalent to $55.7 million), excluding tax, for the design, construction and delivery of the main industrial equipment components of the drying unit with SPX Flow Technology SAS. As of December 31, 2013, we have paid €10.1 million (equivalent to $13.9 million), and have capital expenditure commitment of €30.2 million (equivalent to $41.8 million) for calendar year 2014 and 2015 under this contract.

We expect to obtain approval for the environmental impact study around April 2014, and finalize the loan agreement in the first quarter of fiscal 2015. Due to the delay in getting government approvals, we expect the operational commissioning of the new drying facility to take place in late calendar year 2015, which is later than the deadline of January 2, 2015 specified in the partnership framework agreement. The partnership framework agreement with Sodiaal provides that we will compensate Sodiaal for their losses due to delays in the start of the operation of our project, if such delays are not caused by government actions. We have estimated that a one-year's delay would result in such losses totaling less than €10 million (equivalent to $13.9 million). However, as most of our current expected delay is due to government approval process and also considering our long term alliance with Euroserum / Sodiaal, as well as the strategic importance of this project to Sodiaal, we expect to be able to negotiate the amount of such compensation if any, with Sodiaal. As a result, we have not accrued any loss in connection with this matter on our financial statements.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Nine Months Ended December 31,
(In thousands)	2013	2012
Cash flow provided by/(used in):
Operating activities
Net income (loss)	$20,474	$(67,572)
Depreciation and amortization	10,600	10,340
Bad debt expense (recovery)	(2,925)	1,140
Other	(311)	34,039
Changes in assets and liabilities	13,705	5,678
Total operating activities	41,543	(16,375)
Investing activities	(36,868)	(39,070)
Financing activities	(23,631)	32,179
Effect of foreign currency translation on cash and cash equivalents	1,459	216
Net change in cash and cash equivalents	$(17,497)	$(23,050)

Cash flow provided by operating activities was a result of the net income incurred of $20.5 million, as adjusted for non-cash expense and income items of $7.4 million, and increase in working capital of $13.7 million. In the nine months ended December 31, 2013, we spent $218.1 million to purchase raw materials and other production materials, $35.1 million in staff compensation and social welfare, $31.0 million in taxes, $49.8 million in operating expenses, $10.9 million in interest, $1.7 million in land lease, received $384.7 million from our customers, $344,000 from government subsidies, and received $3.1 million from interest.

Cash flow used in investing activities in the nine months ended December 31, 2013 represents $24.9 million payment for the purchase of property, plant and equipment, $12.7 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $110,000 in proceeds from disposed assets, and $633,000 proceeds from disposal of a PRC subsidiary.

Cash flow provided by financing activities in the nine months ended December 31, 2013 mainly represents net cash outflow of $28.5 million from short-term loans and net cash inflow of $5.2 million from long-term loans, and $416,000 payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 6.”

Capital Expenditures

Our capital expenditures were $24.5 million and the corresponding cash outflow was $24.9 million for the nine months ended December 31, 2013, which mainly represented expenditures for our drying facility project in France.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended December 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2013, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We updated “Risk Factors—Risks Associated With Doing Business in China—We may be adversely affected by the outcome of the administrative proceedings brought by the SEC against five accounting firms in China” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as below. Apart from that, there have been no material changes to these risks and uncertainties during the three months ended December 31, 2013.

Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese affiliates of the ‘‘big four’’ accounting firms,(including our auditors) and also against Dahua (the former BDO affiliate in China). The Rule 102(e) proceedings initiated by the SEC relate to these firms’ failure to produce documents, including audit work papers, in response to the request of the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002, as the auditors located in the PRC are not in a position lawfully to produce documents directly to the SEC because of restrictions under PRC law and specific directives issued by the China Securities Regulatory Commission. The issues raised by the proceedings are not specific to our auditors or to us, but affect equally all audit firms based in China and all China-based businesses with securities listed in the United States.

In January 2014, the administrative judge reached an Initial Decision that the "big four " accounting firms should be barred from practicing before the Commission for six months.  However, it is currently impossible to determine the ultimate outcome of this matter as the accounting firms have indicated their intention to file a petition for review of the Initial Decision and pending that review the effect of the Initial Decision is suspended. It will, therefore, be for the Commissioners of the SEC to make a legally binding order specifying the sanctions if any to be placed on these audit firms. Once such an order was made, the accounting firms would have a further right to appeal to the US Federal courts, and the effect of the order might be further suspended pending the outcome of that appeal.

Depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which may result in their delisting. Moreover, any negative news about the proceedings against these audit firms may erode investor confidence in China-based, United States listed companies and the market price of our shares may be adversely affected.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—December 31, 2013 and March 31, 2013, (ii) the Consolidated Statements of Operations—Three and Nine Months Ended December 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Nine Months Ended December 31, 2013 and 2012, (iv) the Consolidated Statements of Equity—Nine Months Ended December 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows—Nine Months Ended December 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	February 10, 2014	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer