Form 10-K
period 2014-03-31
Synutra International, Inc.
filed 2014-06-16
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $112.9 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 16, 2014, there were 57,300,713 shares of the registrant’s common stock outstanding.

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

Unless otherwise noted, all translations from Renminbi to U.S. dollars and all translations from EUR to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2014, which was RMB 6.1521 to $1.00 and EUR 0.7271 to $1.00, respectively. We make no representation that the Renminbi and EURO amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 9, 2014, the mid rate was RMB 6.1485 to $1.00 and EUR 0.73815 to $1.00.

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

ITEM 1.  BUSINESS

General Development and Narrative Description of Business

We are a leading infant formula company in China. We principally engage in the production, distribution and sales of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infant and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2014, this network comprised over 670 independent distributors and over 550 independent sub-distributors who sell our products in approximately 24,000 retail outlets.

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

The following is a brief description of our major operating subsidiaries:

●
Shengyuan Nutritional Food Co., Ltd., or Shengyuan Nutrition, located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the dry-mixing, packaging, shipping and distribution of all of our powdered formula products.

●
Zhangjiakou Chahaer Dairy Co., Ltd., or Zhangjiakou, formerly known as Zhangjiakou Shengyuan Dairy Co., Ltd., located in Zhangjiakou, Hebei, China, was established in March 2004 with Synutra Illinois and Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”) holding 40% and 60%, respectively, of its equity interests. Synutra Illinois acquired the remaining 60% ownership interest in Zhangjiakou from Sheng Zhi Da in April 2005. Zhangjiakou is mainly engaged in processing whey protein into high oil whey protein, an ingredient used in powdered formula production. We have entered into a share purchase agreement in May 2014 to dispose of this subsidiary. See note 19 Subsequent Event for details.

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

●
Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008, provides genetic diagnostic services for new born babies in cooperation with medical institutions, together with its subsidiary. The purpose of these activities is primarily marketing in nature to support our brand and product promotion. The operations and assets and liabilities associated with these consolidated variable interest entities are insignificant.

●
Beijing Shengyuan Huiliduo Food Technology Co., Ltd., or Beijing Huiliduo, located in Beijing, China, was established in July 2008 to produce prepared baby food. Beijing Huiliduo began operations in March 2009, and ceased operations in November 2012.

●
Synutra France International SAS, or Synutra France, located in Carhaix, France, was established in June 7, 2012 to manufacture powdered milk and fat-enriched demineralized whey protein powder. Synutra France is currently under construction and in pre-operating stage.

The following chart reflects our organizational structure as of March 31, 2014. Unless specifically indicated otherwise, our subsidiaries are organized in mainland China.

Organization chart of Synutra International, Inc.

Synutra International, Inc. Incorporated in Delaware
100%
Synutra, Inc. Incorporated in Illinois
100%
Synutra International Company Limited Incorporated in BVI
100%
Unisono B.V. Incorporated in Netherlands
40%
60%
Shengyuan Nutritional Food Co., Ltd.
100%
Zhangjiakou Chahaer Dairy Co., Ltd.
100%
Inner Mongolia Huiliduo Food Co., Ltd.
70%
Meitek Technology (Qingdao) Co., Ltd.
100%
Synutra International (HK) Company Limited Incorporated in Hong Kong
Synutra France International SAS Incorporated in France
100%
Heilongjiang Longshan Dairy Co., Ltd.
100%
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.
Control agreements
Beijing Shengyuan Huimin Technology Service Co., Ltd.
100%
Inner Mongolia Mengyuan Food Co., Ltd.
100%
Global Food Trading (Shanghai) Co., Ltd.

The following chart shows the structure of our control agreements and the affiliated entities consolidated into our group consolidated financial results as a result of the control agreements:

*	Control Agreements include:

(a)	Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutrition and Huimin;

(b)	Business Operating Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang (who is our Director of Treasury) and Yunpeng Jiang (who is our Director of Strategic Development);

(c)	Call Option Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang and Yunpeng Jiang;

(d)	Pledge Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang; and

(e)	Entrustment Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang.

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

Brands for Powdered Formula Products

Powdered formula product brands include several of China’s leading infant and adult formula brands, which mainly include Super, U-Smart, My Angel and Dutch Cow. We have positioned these brands as high quality brands, providing unique, clinically supported health and developmental benefits. Our infant powdered formula products include DHA and ARA, which support brain and immune system development of infants.

Complementary Brands

Building upon the strength of our formula brands, we are extending into the prepared baby food and adult food market, using the Huiliduo brand.

We market under the Meitek brand to meet the nutritional needs of the broader consumer population in China. The products of our Meitek brand use raw materials of type II collagen, which are believed to help relieve joint discomfort, and glucosamine and chondroitin, which clinical studies indicate may help slow down the aging of joints.

In addition, we have launched Chondro Gold and Chodro Cal brands of chondroitin sulfate sodium and chondroitin sulfate calcium materials intended for the dietary ingredients industry in North America and the rest of the world. We believe these two branded materials lead the industry and differentiate our dietary ingredients from the rest of the field and feature our unique and proprietary manufacturing processes at Meitek that help to ensure material purity and quality with innovation.

Stages of Development

Generally, there are five stages of pediatric development and we produce different products for each of these stages. The general stages of pediatric development are as below:

Stage 0:	For expectant and nursing mothers
Stage 1:	For infants 0-6 months old
Stage 2:	For infants 6-12 months old
Stage 3:	For children 13-36 months old
Stage 4:	For children 3-7 years old

Our Dutch Cow brand also provides powdered formula products for adults, including special products for students, women and older people, to address their respective needs.

Our Products

Our products are grouped by category of production process and usage as well as internal resource allocation: (1) Powdered Formula, (2) Foods, (3) Nutritional Ingredients and Supplements, and (4) Other business. Sales of Powdered Formula, Foods, Nutritional Ingredients and Supplements, and Other business comprised 85%, 0%, 6%, and 9% of our net sales for the fiscal year ended March 31, 2014, respectively.

Powdered Formula Products

Infant Formula

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

Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant of a given age. Generally, our regular infant formula has the following four main components: (1) protein from cow’s milk that is processed to have an amino acid profile similar to human milk, (2) a blend of vegetable fats (including DHA/ARA) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Patterned after breast milk, which changes composition to meet the infant’s changing nutritional needs, we produce stage 1 & 2 infant formulas for babies from new born to twelve months old.

Specialty Infant Formula
●	Lactose Free
●	Formulas for Preterm and Low Birth Weight Infants
●	Formulas addressing Calcium, Iron or Zinc Deficiency
●	Formulas of Partially Hydrolyzed Whey Protein
●	Subscription only Medical Grade Formulas addressing digestive or metabolic disorder

In March 2012, we obtained the license to produce specialty infant formulas in five categories from Shandong Bureau of Quality and Technical Supervision and were the first, and currently the only domestic manufacturer in China to receive such a license. Special infant formulas are designed for infants with special conditions who cannot consume regular infant formulas. We market these products under the Super Formula brand name.

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

We produce medical grade formula, or formulas for special medical purposes, for nutritional management of infants who are born with rare digestive or metabolism disorders.

Children’s Formula (Stage 3 and Stage 4)

We market children’s formula products under the Synutra family of brands. Super, U-Smart, My Angel, Dutch Cow and Super brand formulas addressing Calcium, Iron or Zinc Deficiency are produced for stage 3 and 4. We design these products to meet the changing nutrition needs of children at different stages of development. We offer products at stages 3 and 4 that are designed for children’s nutritional needs at one to three years of age and three to seven years of age, respectively. These products are not breast milk substitutes and are not designed for use as the sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. Our use of the Synutra brand allows for a consistent image across our stages 3 and 4 products.

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

Food Products

Food segment covers the sale of prepared pureed food for babies and children, and starting in fiscal 2014, we expanded the segment to include sales of prepared pureed adult food. Baby food products are designed to be part of a child’s healthy diet with enhanced nutritional value. Adult food products are designed mainly for patients with special nutritional needs after surgical operations.

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

Production

Powdered Formula Processing

In the fiscal year ended March 31, 2014, we imported all of the whole milk powder used for our powdered formula products from Fonterra Co-operative Group (“Fonterra”) in New Zealand. We imported all of the whey powder used for infant powdered formula products from Eurosérum S.A.S (“Eurosérum”) in France. We purchased other ingredients for our formula from domestic suppliers.

If the high oil whey protein purchased from Eurosérum is not enough for our production, we use whey protein and oil to produce high oil whey protein at our Zhangjiakou and Fengzhen facilities, or engage a third party to produce high oil whey protein using whey protein and oil provided by us. In rare cases, when whey protein powder is in short supply, we use whey protein concentrates and lactose instead in the production.

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

In fiscal year 2014, imported Super product was contract manufactured by Fonterra, a New Zealand company, and Dutch Cow infant formula product was contract manufactured by FrieslandCampina, a Dutch company. These products are produced according to our specification and the quality standards of both companies/countries.

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

Qingdao, Zhangjiakou and Fengzhen facilities are for our powdered formula production. As of March 31, 2014, we had high oil whey protein processing capacity of approximately 18,800 tons per year for the Zhangjiakou facility and the Fengzhen facility, and had packaging capacity of approximately 75,000 tons per year and dry-mixing processing capacity of approximately 78,000 tons per year for the Qingdao facility.

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

Our production facility for prepared foods is located in Zhenglanqi. As of March 31, 2014, the Zhenglanqi facility had a processing capacity for prepared foods of 9,000 tons per year.

Our production facility for nutritional ingredients and supplements is located in Qingdao. As of March 31, 2014, this facility had a processing capacity of 500 tons per year for chondroitin sulfate, 500 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders.

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

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. In the aftermath of the melamine contamination incident, we decided to use 100% imported milk powder for the production of our powdered formula products. Currently, all of the milk powder used in our production is from New Zealand. Milk powder constitutes approximately 20% to 40% of the final powdered infant formula product by weight, depending on the product stage.

Oil-wrapped whey powder is the other key ingredient used in the production of our powdered infant formula products. Oil-wrapped whey powder is produced from whey powder and blended vegetable oil. Like all powdered milk producers, we use oil-wrapped whey powder as the active ingredient to help reconstituted dairy-based formula to mimic the consistency of breast milk. Whey powder constitutes approximately 44% to 55% of the final powdered infant formula product by weight, and blended vegetable fats constitute approximately 10% to 20%, depending on the product stage. Whey powder is a byproduct of cheese-making processes, and is difficult and costly to produce as a stand-alone product. Since China is not a large consumer or producer of cheese and cheese products, Chinese infant formula manufacturers typically obtain whey powder in volume from overseas sources. In fiscal year 2014 to achieve the oil-wrapping for the whey powder, we used blended vegetable fats in our spray-drying powder infant formula production processes as a binder for the dry ingredients, helping to diminish the occurrence of “lumpiness” or uneven texture when reconstituting powdered infant formula. We purchased blended vegetable fats within China.

Based on our experience, prices of milk powder can fluctuate over relatively short periods of time depending on market conditions. Our sourcing team monitors price movements and makes major purchases at times when prices are attractive, subject to projected customer order flow and other factors.

Our powdered milk products, including our powdered infant formulas, also include additives such as DHA and ARA fatty acids and other nutritional additives, which constitute approximately 5% of the final powdered infant formula product by weight. DHA and ARA fatty acids are long-chain poly-unsaturated fatty acids found in breast milk that are believed to aid in the development of an infant’s brain, eyes and nervous system. Studies have suggested that DHA and ARA fortification can replicate some of the nutritional benefits of breast milk in infant formulas. Currently we purchase DHA oil and ARA oil from third parties, and produce microencapsulated DHA and ARA powders at our Meitek facility for internal use.

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

We purchase all of our whey powder from Eurosérum. The purchase prices are determined through Eurosérum quotation process and we do not sign long term contracts with our suppliers.

On September 17, 2012 we entered into a partnership agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and Euroserum SAS, a wholly-owned subsidiary of Sodiaal (“Euroserum”). Under these agreements, we intend to build a new drying facility in Carhaix, France, to manufacture milk powder and fat-filled demineralized whey powder(the “French Project”). For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Sales and Distribution

Sales

We generally sell our products to distributors and in limited circumstances directly to retailers such as supermarkets. With the introduction of My Angel series infant powdered formula products in the fourth quarter of fiscal year 2011, we began to sell directly to baby stores. Our sales and marketing approach combines advertising, brand-building and store-level promotions. Our customer relations management team, or CRM, uses our customer relations management database in order to acquire, process, and manage targeted customer information.

We have built a sales network that covers all the provinces and provincial-level municipalities in mainland China. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to twenty urban sales areas which act as independent operating units, while each urban sales area covers three to twenty county sales areas. As of March 31, 2014, we had a sales and marketing force of approximately 1,800 employees, complemented by approximately 8,700 full time or part time commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

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

Distribution

We primarily work directly with over 670 independent distributors, who in turn work with over 550 independent sub-distributors, and approximately 24,000 retail outlets. Our dry-mixing and packaging subsidiary, Shengyuan Nutritional Food Co., Ltd., also serves as our national distribution center for our distributors in China. Through the personal digital assistant (“PDA”) devices and cell phone applications we installed for each distributor, we can monitor their inventory level closely. We accept purchase orders each month from the distributors. Our sales personnel also regularly inspect and perform stocktaking on distributors’ inventories to identify and control any potential inventory buildup. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

Distributors normally have exclusive distribution rights in their respective regions and cities to distribute our products, and are also responsible for developing the sub-distributors in their own region and cities. We typically enter into a contract with each of our distributors that establishes the range of sales obligations and their respective discount level on top of our standard manufacturer’s prices. However, our obligation to sell and the distributor’s obligation to purchase arise only at the time a purchase order is accepted. We seek to carefully manage our distributors through an evaluation system that monitors and grades each distributor with respect to performance criteria such as monthly sales and investment in promotional activities. We seek to incentivize well-performing distributors by providing more discounts, larger sales territory and other incentives. While we do not directly manage our sub-distributors, we do track sub-distributor performance through coordinated efforts between our own sales personnel in the field and the distributors. We do not accept product returns except in the event of package damage during delivery and for certain supermarket retailers.

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

In order to strengthen our management of sales channel, we have set up an inventory tracking system to track our products from the factory to the retail outlets in an effort to prevent distributors from selling out of their designated area.

Seasonality

Our business experiences some seasonal fluctuations. Summer time is typically a slow time for the infant formula market because Chinese parents tend to choose the summer time to switch from milk feeding to more concrete food for their babies. As a result, we generally experience weaker sales in our first and second fiscal quarters.

Marketing, Advertising and Promotion

Advertising

We advertise through various media, including television, print media and the Internet, with recent focus on e-commerce providers, mostly for our specialty infant formula products with special nutritional needs. Our advertising spending was $6.1 million, $11.9 million and $11.5 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Marketing and Promotion

We have established a national customer service call center providing live assistance and a toll-free line to provide consumers with prenatal, nursing, baby care education, product information, and address complaints and dispute resolution.

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

Quality Control

We place primary importance on quality. We have established quality control and food safety management systems for purchasing, acceptance checks, processing, packaging, storage and transportation. All of our processing facilities are equipped with in-house laboratories for quality assurance and quality control purposes. Our quality test laboratory in Qingdao has been qualified as a National Standard Laboratory by the China National Accreditation Service for Conformity Assessment.

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

 In the dietary ingredients and supplements sector, our manufacturing facilities in Qingdao underwent stringent process, plant, and quality audits by all our key customers and by standard organizations including the United States Pharmacopeia (UPS) and received the USP-verified certification.  We have led the global industry in developing effective testing methodologies to help ensure the integrity of the supply chain and to detect and deter adulteration of chondroitin sulfate materials. In addition to our quality assurance laboratories in Qingdao, we also established a wet lab in Rockville, MD dedicated to dietary ingredients material screening and research on supplement products in the US market.

Highlights of our quality control procedures are summarized below, organized by the main stages of production:

Imported Milk Powder and Whey Powder:

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

We utilize our research and development facilities to engage in the effort of bringing our infant formula products closer to the quality of breast milk and to promote our brand image. We also engage third-party research institutions to research and develop such trial products for us.

We seek to leverage our research and development resources in order to extend our new product pipeline. We believe we can accomplish this goal with new formulations and product concepts in dairy-based formula products as well as other nutritional food products and supplements.

During each of the fiscal years ended March 31, 2014, 2013 and 2012, we spent approximately 1.1%, 1.0% and 0.3% of net sales per year on research and development, respectively.

Competition

The infant formula industry in China is highly competitive. We generally compete with both multinational and domestic infant formula producers. Competitive factors include brand recognition, distribution network, quality, advertising, formulation, packaging and price. Many of our competitors have significant market shares in the markets we compete in. Our principal competitors can be classified generally into the following two groups:

Multinational Brands

●	Abbot Laboratories’ Ross Products Division, a U.S. producer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas;

●	Mead Johnson Nutrition Co., or Mead Johnson, formerly a Bristol-Myers Squibb Company Division, a U.S. producer and distributor of the Enfamil family of formulas;

●	Groupe Danone SA’s Numico division, or Numico, a Dutch producer of baby foods, which sells and markets infant formula products in China under the Dumex brand;

●	Nestlé Suisse SA, or Nestlé, a Swiss producer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation;

●	Royal FrieslandCampina N.V., a Netherland dairy company of the Friso family of formulas.

Domestic Brands

●	Biostime International Holdings Limited, or Biostime, a PRC producer of infant formula products and baby care products under their Biostime and BMcare brand;

●	Inner Mongolia Yili Industrial Group Co., Ltd., or Yili, a PRC producer and distributor of liquid and powdered milk under their Yili brand;

●	Beingmate Group Company Limited, or Beingmate, a PRC producer and distributor of infant formula products under their Beingmate brand;

●	Guangdong Yashili Group Co., Ltd., or Yashili, a PRC consumer brand marketer which sells a line of infant formula products under their Yashili brand; and

●	Feihe International, Inc., a PRC producer and distributor of milk formula products under their Feihe brand.

According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 83% of total infant formulas sold in China in calendar year 2013.

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

As of March 31, 2014, we had 317 registered trademarks in China, and 5 registered trademarks in other districts and countries. Additionally, we had 76 trademark applications pending approval in China.

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

Our Employees

As of March 31, 2014, we employed approximately 3,200 employees in all of our facilities, with approximately 120 head office management staff and research and development employees, approximately 1,260 production employees, and approximately 1,820 sales and marketing employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

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

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

●	the PRC Product Quality Law;

●	the PRC Food Safety Law;

●	the Implementation Rules on the PRC Food Safety Law;

●	the Dairy Product Industrial Policies (2009 Version);

●	the Regulation on the Supervision and Administration of the Quality and Safety of Dairy Products;

●	The Outlines of the Rectification and Revival of the Dairy Industry;

●	the Measures of the Administration on the New Food-Additives;

●	the Measures of the Filing of the Enterprise Standard of the Food Safety;

●	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

●	the Regulation on the Administration of Production Licenses for Industrial Products;

●	the General Standards for the Labeling of Prepackaged Foods;

●	the Implementation Measures on Examination of Dairy Product Production Permits;

●	the Standardization Law;

●	the Raw Milk Collection Standard;

●	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards;

●	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children;

●	Rules for the Examination of Licensing Criteria for Enterprises Producing Formula Milk Powder of Infant Use (2013 version); and

●	Rules for the Examination of Licensing Criteria for Enterprises Producing Milk Products (2010 version)

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

In December 2013, the Chinese State Food and Drug Administration updated the national guidance for the renewal and re-affirmation of production licenses for manufacturing infant-formula milk powder products in China. For any infant-formula milk powder manufacturer whose license is expiring in 2014, the renewal process needs to be completed by March 31, 2014. For any infant-formula milk powder manufacturer whose license expires in a later year, the re-affirmation needs to be completed by May 31, 2014. This regulation sets forth new rules and raises the bar on infant formula producers in nine areas, including product safety control, purchase of raw materials, formula product inspection, manufacturing process and product traceability. In particular, the requirement on a 100,000 grade clean space to meet the medical grade Good Manufacturing Practices is widely considered as the most challenging requirement. Our Qingdao facility and Zhangjiakou facility obtained the renewed production licensed in April and May 2014, respectively.

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

The Policies also set forth some requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise. Any new or continuing dairy products processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facility and electricity necessary for the processing of dairy products. We believe that all of our existing entities and facilities for powdered formula production meet the requirements under the Access Conditions. See Item 1A. Risk Factors—Risks Associated with Doing Business in China—Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.

Medical Institutions

On February 26, 1994, the State Council promulgated the Regulations of Administration on Medical Institutions which established the regulations for establishing, managing and supervision of medical institutions. In particular, the regulations required a medical institution to be approved by and register with the applicable administrative department of public health prior to establishment. On December 14, 2009, the Ministry of Public Health promulgated the Standards of Medical Inspection Laboratory which set forth the standards for establishing and managing medical inspection laboratories. On January 15, 2014, we obtained the business license of Beijing Syclin Clinical Laboratory Co., Ltd., which is a wholly-owned subsidiary of Beijing Shengyuan Huimin Technology Service Co., Ltd., and commenced operation.

Financial Information about Segments and Geographic Areas

We have four reportable segments, which are powdered formula, foods, nutritional ingredients and supplements and other business. Other business includes non-core operations such as ancillary sales of excess or unusable ingredients and materials to industrial customers. Please refer to Note 16 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

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

We had loss before income tax expense of $27.0 million and negative cash flow from operation of $5.7 million for the fiscal year ended March 31, 2013. In addition, we had accumulated deficit of $104.6 million at March 31, 2014. Our operations rely heavily on debt, and at March 31, 2014, we had short-term debt of $115.9 million, long-term debt due within one year of $91.5 million and long term debt due between one and two years of $160.5 million. The asset liability ratio, which is defined as total liabilities divided by total assets, was 89% at March 31, 2014. In addition, in connection with our commitment to build a new drying facility in Carhaix, France, we will need additional funding but may not be able to secure financing on satisfactory terms, which could decrease our working capital. See “Liquidity and Capital Resources.” Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, there can be no assurance that our operation will generate sufficient cash flows to meet our liquidity needs, and we therefore may have negative cash flows in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all. We may not be able to repay such borrowings in full or at all when due and, if we were to default on the repayment of these borrowings, we may not be able to continue our operations as a going concern.

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

In August 2010, several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China. One of the media later issued an apology video clip on its official website acknowledging their allegation as without proof. Despite the apology, our business was significantly and negatively impacted since then as a result of these media reports, and our sales volume decreased significantly. We increased the spending on advertising after the prematurity event to repair our reputation and regain market share. As a result, we had a significant net loss for the fiscal year ended March 31, 2011.

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

Our business requires certain key raw materials, such as milk powder and whey powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. While our agreements with Sodiaal and Euroserum are intended to provide our supplies in the future, the drying facility in Carhaix, France is not expected to be operational until late 2015. See “Liquidity and Capital Resources”. Other than these agreements, we currently do not have guaranteed supply contracts with any other raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey powder and imported milk powder. We now use imported milk powder from New Zealand for all of our powered formula products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

In addition, most of the raw materials used in our business are imported, such as whey powder and milk powder. Our imported raw materials are subject to various PRC governmental permit requirements, approval procedures and import duties, and may also, from time to time, be subject to export controls and other legal restrictions imposed by foreign countries. Should the PRC government refuse to issue the necessary permits or approvals to us or our suppliers, or take any administrative actions to limit imports of certain raw materials, or if we or our suppliers fail to pay any required import duties, or if governmental agencies or laws of foreign countries prevent the timely export of certain raw materials we require to China, our ability to produce and sell our products in China could be materially and adversely affected. In addition, import duties increase the cost of our products and may make them less competitive.

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

Most of our finished products have an average shelf life of 18 to 24 months before the product is opened. Milk powder has a shelf life of 24 months. Whey powder has a shelf life of 12 months. Other additives have a shelf life from several months to several years. Our inventory levels are based, in part, on our expectations regarding future sales. We may in future periods experience inventory buildup if our sales slow for any reason. Any unexpected significant shortfall in sales may result in higher inventory levels of raw materials and finished products than we require, thereby increasing our risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect our results of operations.

Any major outbreak of illness or disease relating to cows in the regions in which we import milk powder could lead to significant shortfalls in the supply of our milk powder, and could result in consumers avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

We import all of our milk powder from New Zealand, and all of our whey powder from France. A major outbreak of any illness or disease in cows globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying milk powder could lead to significant shortfalls in the supply of milk powder. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

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

We primarily rely on third-party distributors and sub-distributors for the distribution and sales of our products. We sell our products through an extensive nationwide distribution and sales network covering all of the provinces and provincial-level municipalities in mainland China. As of March 31, 2014, this network comprised over 670 independent distributors and over 550 independent sub-distributors who sell our products in approximately 24,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions, and are also responsible for developing the sub-distributors located in their own regions. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

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

Our results of operations are affected by the number of mothers who choose to use our products rather than breastfeeding their babies. Much publicly available data suggests that breastfeeding has many health benefits for the baby that cannot be replicated by dairy-based infant formula products. Additionally, popular literature, cultural pressure, government policies and medical advice in China generally promote the benefits of breastfeeding. For example, on August 1, 2007, China’s Ministry of Health (“MOH”) issued an Infant Feeding Strategy which promoted breastfeeding and requested all local relevant departments to publicize the benefits of breastfeeding through radio broadcasting, television and newspapers during World Breastfeeding Week, which took place in early August 2007. In November 2011, the MOH of China submitted a proposal for public review that could ban promotions and advertising of infant formula for babies younger than six months. Thus, to the extent that private, public and government sources increasingly promote the benefits of breastfeeding, there could be a reduced demand for our products and our revenues could be adversely affected.

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

●	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and suppliers of raw materials;

●	failure to maintain high quality control standards;

●	global or local shortage of raw materials, such as raw milk or whey powder;

●	our inability to obtain, or delays in obtaining, required approvals by relevant government authorities;

●	diversion of significant management attention and other resources; and

●	failure to execute our expansion plan effectively.

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

As discussed in “Liquidity and Capital Resources”, we entered into a series of agreements with Sodiaal Union and Euroserum SAS relating to a long-term industrial and commercial partnership. Under the agreements, we are committed to building a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey powder. The updated estimated cost to build the facility is approximately € 136.0 million (equivalent to $187.0 million). We have unused long term loan facilities of €64.5 million (equivalent to $88.7 million) with banks, for €53.0 million of such loans, the bank has required preconditions which included obtaining the formal approval of a study on the environmental impact once the project starts operation. There is no assurance whether we will be able to obtain further financing on satisfactory terms. In addition, we cannot be certain whether the facility will produce the quality and quantity of products as planned and whether the facility will encounter any mechanical or other issues in the future. Any of these issues could have a material adverse impact on our future operations and financial results.

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

The market for pediatric nutritional products is competitive, and we believe that competition in this market will continue to intensify. We believe that the principal competitive factors in our markets are brand recognition, quality, advertising, formulation, packaging, and price. We face significant competition from a number of competitors, including multinational companies, such as Abbot Laboratories’ Ross Products Division, Mead Johnson, Nestle, FrieslandCampina, Numico and Wyeth, and domestic companies, such as Biostime, Beingmate, Yashili, Feihe and Yili. See “Item 1. Business—Competition”. Many of our competitors have longer operating histories, greater name recognition, significantly larger market shares, access to larger customer bases and significantly greater financial resources and economies of scale in financial, sales and marketing, production, distribution, technical and other resources than we do. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, greater amounts of incentives and subsidies for distributors, retailers and customers and more advanced processes and technologies. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors that are better able to compete as end-to-end suppliers as well as competitors who are more specialized in particular areas and geographic markets. This could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, as a result of the melamine contamination incident, customers have lost confidence in infant formula produced by domestic companies for the time being, which gives multinational infant formula companies an advantage over us.

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

We have taken steps to remediate the material weakness in our internal control over financial reporting, and we believe that the material weakness previously identified has been fully remediated as of March 31, 2013. However, there can be no assurance that any current or future deficiencies will not contribute to, or cause, possible material weaknesses in the future or, that we will be able to implement effectively new or improved controls. In addition, our management or our independent registered public accounting firm may determine that our internal control over financial reporting is not effective in the future.

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

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 62.8% of our outstanding common stock through a company owned by his wife as of March 31, 2014. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of our assets; and

•	amendments to our certificate of incorporation.

The decisions of Liang Zhang may conflict with our interests or the interests of our other stockholders.

We have committed to certain capacity expansion projects that require significant capital investment. Such capital may not be available on favorable terms or at all.

We have, in the past, obtained loans and sold our common stock to raise additional capital. We have committed to certain capacity expansion projects, in particular the French Project which requires a total investment of €136.0 million (equivalent to $187.0 million). Although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, there is no assurance that we will be able to generate the required equity portion of the investment in the French Project from our operation cash flow, or raise the required debt portion of the French Project investment. Failure to do so may cause us to delay or abandon the French Project, which in turn will lead to penalties by Euroserum and Sodiaal as permitted under the partnership agreement, the deterioration of our relationship with Euroserum and Sodiaal, and potentially other material adverse impact on our business. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, we will be in default. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

The dairy and infant nutrition product industries in China are regulated and regulatory changes may affect both our customers and us. Any changes in regulations that impose additional requirements for construction of new production lines and facilities or expansion of existing facilities will require us to secure additional government approvals for our current production expansion projects. Similarly, additional safety and quality control regulations could impact our costs of production. For example, in December 2013, the Chinese State Food and Drug Administration updated the national guidance for the renewal and re-affirmation of production licenses for manufacturing infant-formula milk powder products in China. This regulation sets forth new rules and raises the bar on infant formula producers in nine areas, including product safety control, purchase of raw materials, formula product inspection, manufacturing process and product traceability. In particular, the requirement on a 100,000 grade clean space to meet the medical grade Good Manufacturing Practices is widely considered as the most challenging requirement. For a more detailed description of these requirements, see “Item 1. Business—Regulation”. Although we believe our existing entities and facilities meet the requirements, it is possible that our entities may fail to meet one or more of the additional requirements in the future. Failure to comply with these or any other changes in regulations affecting our business could have a material adverse effect on our business and our results of operations, including failure to renew our production licenses. In addition, the indirect impact of any such changes could adversely affect our business even if the specific regulations do not directly apply to our products or us.

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

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with the generally accepted accounting principles in the PRC (“PRC GAAP”) to a statutory general reserve fund until the amounts in such fund reaches 50% of their registered capitals in China. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As of March 31, 2014, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB 1,018.7 million, which were equivalent to $165.6 million using the exchange rate as of March 31, 2014. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. For example, in April 2014, the change in China’s Consumer Price Index increased 2.4% from the prior year according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. In addition, our labor costs could increase as a result of inflationary pressures. An increase in our labor costs will increase our operating costs, which we may not be able to pass through to our customers. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and constrain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other actions, which could inhibit economic activity in China, and thereby harm the market for our products.

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

PRC laws and regulations currently restrict foreign entities from establishing clinical business in China. Foreign entities that wish to establish medical clinical businesses in China must have domestic entities as partners. In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through Beijing Syclin Clinical Laboratory Co., Ltd. (the “Entity”) that is not directly owned by us. We control and consolidate this Entity into our group consolidated results through a series of contractual arrangements. See “Item 1, Business—Our Corporate Structure and History” and “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

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

Furthermore, we have no assurance that Jibin Zhang and Yunpeng Jiang, parties to these control agreements, will continue to cooperate with us and honor these control agreements.  There is a risk that they will not always act in our best interests.  If we cannot resolve any conflicts of interest or dispute that may arise between them and us, we may have to take legal action to compel them to fulfill their contractual obligations and there is substantial uncertainty as to the outcome of any such legal proceedings.  It may be difficult for us to change our corporate structure or to bring claims against the Entity if they do not perform their obligations under these contractual arrangements.

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

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese affiliates of the ‘‘big four’’ accounting firms,(including our auditors) and also against Dahua (the former BDO affiliate in China). The Rule 102(e) proceedings initiated by the SEC relate to these firms’ inability to produce documents, including audit work papers, in response to the request of the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002, as the auditors located in the PRC are not in a position lawfully to produce documents directly to the SEC because of restrictions under PRC law and specific directives issued by the China Securities Regulatory Commission. The issues raised by the proceedings are not specific to our auditors or to us, but affect equally all audit firms based in China and all China-based businesses with securities listed in the United States.

In January 2014, the administrative judge reached an Initial Decision that the "big four" accounting firms should be barred from practicing before the Commission for six months.  However, it is currently impossible to determine the ultimate outcome of this matter as the accounting firms have filed a Petition for Review of the Initial Decision and pending that review the effect of the Initial Decision is suspended. The SEC Commissioners will review the Initial Decision, determine whether there has been any violation and, if so, determine the appropriate remedy to be placed on these audit firms.  Once such an order was made, the accounting firms would have a further right to appeal to the US Federal courts, and the effect of the order might be further stayed pending the outcome of that appeal.

Depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our shares may be adversely affected.

Risks Related to Our Common Stock

The market price of our common stock is volatile, and its value may be depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2014, the price of our common stock, as reported on the NASDAQ on which our common stock has traded, ranged between $3.99 and $52.24. Though we believe this dramatic fluctuation resulted mainly from volatility in our earnings, which is attributable to various events including, but not limited to the melamine contamination incident, the prematurity event and the worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

Although our common stock is traded on the NASDAQ Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the twelve month period ended March 31, 2014 was approximately 50,259 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are currently located in Beijing with around 45,500 square meters of leased office space and with 31,300 square meters of leased land as our management, marketing, and research and development headquarter. Our processing and packaging facilities are located in various locations in China, including Qingdao, Zhangjiakou, Fengzhen and Zhenglanqi. These facilities encompass approximately 137,000 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned office space. All of our production facilities are built based on the GMP standard, and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

Apart from the properties in China, we are building a drying facility in Carhaix, France. Please refer to Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources for details.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Subsidiary	Province/Region	Installed Capacity as of March 31, 2014	Description	Property Right
		(tons per year)
Synutra France	Carhaix, France	Not installed yet	Drying of raw milk and whey, packaging of powdered formula products	Will Buy Land
Shengyuan Nutrition	Qingdao, Shandong	78,000	Dry-mixing of powdered formula products	Land Use Right
		75,000	Packaging of powdered formula products	Land Use Right
Zhangjiakou	Zhangjiakou, Hebei	15,000	High oil whey protein powder processing	Land Use Right
Mengyuan	Fengzhen, Inner Mongolia	3,800	High oil whey protein powder processing	Land Use Right
Inner Mongolia Huiliduo	Zhenglanqi, Inner Mongolia	9,000	Production of prepared foods	Land Use Right
Meitek	Qingdao, Shandong	1,700	Production of nutritional ingredients and supplements	Land Use Right

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2014, the Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows. The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Claims have been made against the Company from time to time. The Company intends to contest each lawsuit vigorously.

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

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The NASDAQ Global/Global Select Market Price per Share
	High	Low
Fiscal Year Ended March 31, 2013
First Quarter	$6.20	$4.50
Second Quarter	6.27	4.61
Third Quarter	5.15	3.99
Fourth Quarter	4.94	4.36

Fiscal Year Ended March 31, 2014
First Quarter	$5.37	$4.39
Second Quarter	5.37	4.39
Third Quarter	9.79	4.39
Fourth Quarter	9.38	6.56

As of May 29, 2014, we had 14 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2014, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB 1,018.7 million, which were equivalent to $165.6 million using the exchange rate as of March 31, 2014.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated balance sheets data for the fiscal years ended March 31, 2014 and 2013, and selected consolidated statements of operations data for the fiscal years of 2014, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the remaining years are derived from audited consolidated financial statements which are not included in this Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
	(in thousands except earnings per share data)
Selected Consolidated Statement of Income Data:
Net sales	$370,534	$265,770	$342,539	$248,516	$291,886
Cost of sales	217,027	171,211	201,618	170,769	208,476
Gross profit	153,507	94,559	140,921	77,747	83,410
Selling and distribution expenses	53,710	51,005	49,628	48,409	43,989
Advertising and promotion expenses	32,912	35,176	30,035	41,420	33,854
General and administrative expenses	25,506	30,220	23,948	28,261	24,509
Impairment of goodwill	0	0	0	1,440	0
Impairment loss from assets disposal	0	0	0	0	5,894
Gain on disposal and liquidation of subsidiaries	367	3,625	0	0	0
Impairment of long-lived assets	1,040	0	0	0	0
Government subsidies	924	4,217	5,484	1,441	894
Income (loss) from operations	41,630	(14,000)	42,794	(40,342)	(23,942)
Interest expense	16,162	15,018	14,276	10,321	8,603
Interest income	4,658	2,326	1,870	820	1,850
Other income (expense), net	352	(343)	146	277	(1,081)
Income (loss) before income tax expense (benefit)	30,478	(27,035)	30,534	(49,566)	(31,776)
Income tax expense (benefit)	130	37,186	13,510	(9,306)	(6,904)
Net income (loss)	30,348	(64,221)	17,024	(40,260)	(24,872)
Net income (loss) attributable to the noncontrolling interest	(581)	(333)	287	(192)	(257)
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	$16,737	$(40,068)	$(24,615)
Earnings (loss) per share-basic and diluted	$0.54	$(1.11)	$0.29	$(0.71)	$(0.46)

	March 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$90,915	$79,050	$64,793	$48,741	$48,693
Working capital (deficit)	(25,010)	(40,006)	10,565	(479)	(27,593)
Inventory	83,986	87,707	75,499	67,372	52,134
Total assets	550,683	476,144	447,913	398,704	349,357
Short-term debt	115,917	127,449	86,614	124,281	98,069
Long-term debt due within one year	91,505	82,663	40,831	38,131	61,194
Long-term debt	160,533	102,164	92,745	62,722	41,018
Capital lease obligation	7,898	7,848	4,726	5,540	5,372
Total long-term liabilities	179,161	120,476	104,243	74,310	52,497
Total equity	$61,256	$29,207	$97,092	$75,926	$52,931

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2014, this network comprised over 670 independent distributors and over 550 independent sub-distributors who sell our products in approximately 24,000 retail outlets.

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

Executive Summary

For the fiscal year ended March 31, 2014, net sales of powdered formula segment increased 40% compared to fiscal year 2013. Earnings per share increased to $0.54 from a loss per share of $1.11, which was primarily attributable to the successful implementation of our “Goldmining” marketing strategy (the “Goldmining Strategy”).

We believe the Goldmining Strategy which was initiated in September 2012 has shown positive effect on our sales channels in the recent quarters. With the inventory tracking system set up, we believe we have largely prevented distributors from selling outside of their designated areas, and exerted order on our sales channels. We are now monitoring our promotional spending and are organizing nation-wide promotional events through a centralized system, which we believe allows us to more efficiently use our resources.

During the fiscal year ended March 31, 2014, we made important progress on the construction and engineering aspects of the French Project. We have signed construction and equipment purchasing contracts with certain suppliers for €106.3 million (equivalent to $146.2 million). We have unused long term loan facilities of €64.5 million (equivalent to $88.7 million) with banks, for €53.0 million of such loans, the bank has required preconditions which included obtaining the formal approval of an environmental impact study. In March 2014, we were informed that the environmental impact study resulted in a positive opinion and expect to obtain formal approval for the study around July 2014. However, the timing of the completion of regulatory approval is not fully within our control.

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

Raw Material Supply and Prices

The per unit costs of producing our infant formula are subject to the supply and price volatility of milk powder, whey powder and other raw materials, which are affected by the PRC and global markets. Increases in the price of milk powder and whey powder would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix. See Part I - Item 1A. Risk Factors—Risks Related to Our Business—Our results of operations may be affected by fluctuations in availability and price of raw materials.

Advertising and Sales Promotion Costs

We have historically relied on our extensive distribution network, our consumer education programs and customer relation services to market and sell our products. We spent aggressively on advertising and promotions to rebuild our brand image and to recover customers and market share after the prematurity event. As our market share has stabilized, we reduced our spending on advertising and promotion, and refocused our efforts to achieve effective market pull-through with new customers by supporting increased activities on the consumer-end and beyond the distribution channels by our field promoters in the communities. For example, we trained our in-store promoters to approach potential consumers more proactively, including conducting more home visits, phone communications and educational programs. We do not expect significant increase in advertising and promotion expenses in near future.

Taxation

We file separate tax returns in the United States, Hong Kong, Netherlands, France and China. Income taxes of our subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois and Synutra Delaware, applicable U.S. tax laws are followed. For Synutra International (HK) Company Limited, Unisono B.V. and Synutra France International SAS, applicable local tax laws are followed.

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

Some of the Company’s PRC subsidiaries are eligible for tax holidays. The impact of these tax holidays did not change PRC tax benefit for the fiscal year ended March 31, 2014 and 2013, and decreased PRC tax expense by $194,000 for the fiscal year ended March 31, 2012. The benefit of the tax holidays on basic and diluted earnings (loss) per share was nil, nil, and nearly zero for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:
Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	No tax holiday
Zhangjiakou Chahaer Dairy Co., Ltd.	25%	No tax holiday
Inner Mongolia Huiliduo Food Co., Ltd.	25%	12.5% (2011, 2012)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	12.5% (2011, 2012); high-tech enterprise at 15% (2014, 2015)
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Beijing Syclin Clinical Laboratory Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	24% (2011), 25% (2012)

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

Revenue

We recognize revenue when title and risk and rewards for the products are transferred to the customer, price is fixed and determinable and collectability is reasonably assured. At the time of the sale, we also record estimates for a variety of sales deductions, including rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of our powdered formula product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order together with advance payment, revenue is realized and earned upon acceptance of delivery of products by the distributors. The revenue recognition of My Angel series, which is directly sold to baby stores, is similar to that of our sales through distributors, and the revenue is realized and earned upon acceptance of the delivered of products by the baby stores. For sales to a limited number of distributors from whom collectability is not reasonably assured, revenue is recognized when the Company received payments.

A small fraction of our powdered formula product sales are through supermarket retailers directly. The revenue arrangement with most of these retailers includes a right of return clause, so we recognize revenue when the supermarkets have paid us.

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

●
The Company offers rebates to other distributors and supermarket retailers as sales incentives. These rebate programs provide that distributors and supermarket retailers receive a rebate after attaining certain amount of orders relating to specific products. Since rebates are contractually agreed upon, the Company estimates rebates based on the specific terms in each agreement and anticipated performance for the current year. The Company considers the sales performance of products subject to rebates and applicable rebate rate, and adjusts the provision periodically to reflect actual experience. Actual amounts may differ if actual performance varies from estimates. The Company records rebates as a reduction of revenues in the period in which these programs are offered.

Slotting fees and estimated sales returns due to package damage are also deductions from gross sales:

●
For product sales made directly to supermarket retailers, certain slotting fees, such as shelf display, end-cap placement, bar-coding, banner advertising, are paid to the supermarket retailers. These slotting fees are deducted from revenues.

●
The Company records a provision for estimated sales returns due to package damage. The sales return amount represents management’s best estimates based on the available information at the time of estimate. The provision for estimated sales returns due to package damage was not material as of March 31, 2014 and 2013.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We consider positive and negative evidence when determining whether a portion or all of our deferred tax assets will more likely than not be realized. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, the duration of statutory carry forward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset and increasing our income tax expense in the year such determination is made. As of March 31, 2014, we had deferred tax assets of $38.1 million, mainly generated from net loss carryforward before valuation allowance. We accrued a full valuation allowance since it is more likely than not that the operating loss will not be utilized before expiration. Tax benefits relating to future reversals of the valuation allowance on deferred tax assets, if any, will be recognized as a reduction of income tax expense.

We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2014, we believed all earnings generated in China, Hong Kong and Netherlands would be indefinitely reinvested and as a result, we did not record any income taxes on such earnings.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2014, we had recorded liabilities of $500,000 for our PRC subsidiaries.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2014, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

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

Results of Operations

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

Below is a summary of selected comparative results of operations for the fiscal year ended March 31, 2014 and 2013:

	Fiscal Years Ended March 31,
(In thousands, except per share data)	2014	2013	% Change
Net sales	$370,534	$265,770	39%
- Powdered formula segment	314,289	224,423	40%
Cost of sales	217,027	171,211	27%
- Powdered formula segment	156,788	122,175	28%
Gross profit	153,507	94,559	62%
- Powdered formula segment	157,501	102,248	54%
Gross Margin	41%	36%
- Powdered formula segment	50%	46%
Income (loss) from operations	41,630	(14,000)	*
Interest expense, net	11,504	12,692	-9%
Income (loss) before income tax expense	30,478	(27,035)	*
Income tax expense	130	37,186	*
- Effective tax rate	0.4%	-137.5%
Net income (loss)	30,348	(64,221)	*
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	*
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings/(losses) per share – basic and diluted	$0.54	$(1.11)	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Fiscal Years Ended March 31,			% Change in
(In thousands, except percentage data)	2014	2013	% Change	Volume	Price
Powdered formula	$314,289	$224,423	40%	18%	19%
Foods	170	350	-51%
Nutritional ingredients and supplements	21,987	6,836	222%
All other	34,088	34,161	0%
Net sales	$370,534	$265,770	39%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●
Sales volume of powdered formula products for the fiscal year ended March 31, 2014 was 24,162 tons, as compared to 20,521 tons for the prior fiscal year, due primarily to the reduced purchase by distributors in the fiscal year 2013 as the sales channel continued to utilize the products sold prior to the retail price increase on April 1, 2012, and the positive impact of the Goldmining Strategy in fiscal year 2014.

●
The average selling price of our powdered formula products for the fiscal year ended March 31, 2014 was $13,008 per ton, compared to $10,936 per ton for the prior fiscal year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price was mainly due to our ability to better control discounts as a result of the continued positive impacts of our Goldmining Strategy, and more high premium products sold during the period, such as formulas for infants with caesarean birth or special nutritional needs.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment is comprised of prepared baby food and adult food, such as cooked meat and vegetables. In June 2013, we launched prepared adult food under this segment for patients with special nutritional needs after surgical operations. In October 2013, we recruited a sales staff of approximately 100, and placed our adult food products with approximately 3,500 retail outlets in December 2013. We sell adult food products by consignment sales and we recognize sales when we are paid by the retail outlets.

The product mix in nutritional ingredients and supplements segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international pharmaceutical companies increased significantly in fiscal year 2014. However, as the price of these materials is negotiated yearly with the customers and the price of raw material has been increasing in a short time frame, we incurred gross loss on our chondroitin sulfate sales.

Our Other business mainly included sales of milk powder of $18.6 million and whey powder of $10.4 million for the fiscal year ended March 31, 2014. Our Other business mainly included sales of milk powder of $21.5 million and whey powder of $8.8 million for the fiscal year ended March 31, 2013. Since we use the dry-mixing production method, we require a higher quality standard for the milk powder than a wet-mixing production method would require. As a result, we screen the milk powder we purchased for excessive micro-organism content, or milk powder that is over-burnt or lacks the ideal consistency. While we do not make use of this raw material, such product meets the quality standard for raw milk powder that can be used in other products such as dairy drinks or bakery. The amount of this ancillary raw milk powder identified through the screening process is approximately 15% of the total material we purchase. In addition, we may also replace older inventory with new orders when the cost of doing so is low, causing higher sales of milk powder and whey protein powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2014	2013	% Change
Powdered formula	$156,788	$122,175	28%
Foods	1,977	3,211	-38%
Nutritional ingredients and supplements	24,646	9,646	156%
All other	33,616	36,179	-7%
Cost of sales	$217,027	$171,211	27%

The increase in the cost of sales of the powdered formula segment was mainly due to the increase in sales volume and the increased cost of milk powder and whey powder.

The increase in the cost of sales of nutritional ingredients and supplements segment was mainly due to increased sales volume of chondroitin sulfate to certain international pharmaceutical companies, and increased raw material price as discussed above.

Cost of other business mainly included cost of milk powder of $18.0 million and whey powder of $10.1 million for the fiscal year ended March 31, 2014, and cost of milk powder of $23.0 million and whey powder of $7.6 million for the fiscal year ended March 31, 2013.

Gross Profit and Gross Margin

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2014	2013	% Change
Gross profit	$153,507	$94,559	62%
- Powdered formula	157,501	102,248	54%
Gross margin	41%	36%
- Powdered formula	50%	46%

The increase in gross margin was mainly due to the margin increase in the powdered formula segment. The increase in gross margin of the powdered formula segment was mainly due to increased average selling price from the continued positive impact of our Goldmining Strategy, partially offset by the increase in raw material price.

Expenses

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2014	2013	% Change
Selling and distribution expenses	$53,710	$51,005	5%
Advertising and promotion expenses	32,912	35,176	-6%
- Advertising expenses	6,055	11,928	-49%
- Promotion expenses	26,857	23,248	16%
General and administrative expenses	25,506	30,220	-16%
Government subsidies	924	4,217	-78%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense. The increase in selling and distribution expenses was mainly due to the increase in sales staff compensation.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. Advertising expenses decreased as we believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV stations. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers, and service charge for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our product compared to mass media advertising. As a result, we now allocate more resources to such promotional activities. Effective from January 1, 2013, we provided promotional gifts instead of our powdered formula products to end customers for the consumer loyalty program, which also contributed to the increase in promotion expenses. In the fiscal year ended March 31, 2014, local government provided a subsidy of $4.7 million which was recorded as deduction of promotion expenses, as the subsidy was required to be for promotion expense purpose.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the reversal in bad debt expense as we put more efforts into chasing the long aging receivables, partially offset by the increase in management and staff compensation.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Impairment of long-lived assets

Impairment of long-lived assets represented impairment loss of $1.0 million for equipments in the food segment.

Gain on Disposal and Liquidation of Subsidiaries

Gain on disposal of subsidiaries represented gain on the share transfer of a diagnostic subsidiary to a third party of $367,000 in fiscal year 2014, and net foreign currency translation gains of $3.1 million reclassified from accumulated other comprehensive income as a result of the liquidation and disposal of certain subsidiaries in fiscal year 2013, none of which had significant ongoing operations.

Interest Expense and Interest Income

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2014	2013	% Change
Interest expense	$16,162	$15,018	8%
Interest income	4,658	2,326	100%

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

Income Tax Expense

We provided a full valuation allowance on the deferred tax assets in fiscal year 2013. In fiscal year 2014, we recognized the tax benefits relating to the reversal of the valuation allowance, and recognized it as a reduction of income tax expense only to the extent of current year income tax expense, considering the volatility associated with our historical performance, including significant losses in recent years and specific risks associated with the powdered formula industry in China.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders was $30.9 million for fiscal year 2014, compared to a net loss attributable to common stockholders of $63.9 million for fiscal year 2013.

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

Expenses

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2013	2012	% Change
Selling and distribution expenses	$51,005	$49,628	3%
Advertising and promotion expenses	35,176	30,035	17%
- Advertising expenses	11,928	11,515	4%
- Promotion expenses	23,248	18,520	26%
General and administrative expenses	30,220	23,948	26%
Government subsidies	4,217	5,484	-23%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense. The increase in selling and distribution expenses in the fiscal year ended March 31, 2013 from the prior fiscal year was mainly due to that we introduced our specialty infant formulas, which are designed for infants with special conditions who cannot use regular infant formulas, to our market.

Advertising expenses primarily include media expenses paid to national and local TV stations, and e-commerce providers. Promotion expenses primarily include promotional products to end customers. The increase in promotion expenses in the fiscal year ended March 31, 2013 was mainly due to more consumer loyalty program expenses for end customers, increased service charge for the consumer loyalty program administered by a third party, and increased service fee to on-site promotion staff.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits, bank acceptance bills and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. In addition, while there can be no assurance that we will be able to refinance our short-term bank borrowings as they become due, historically, we have renewed or rolled over most of our bank loans after the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $90.9 million at March 31, 2014, of which $90.1 million was held outside of the United States.

As of March 31, 2014, the Company has an asset liability ratio of 89%, which is defined as total liabilities divided by total assets, and negative working capital of $25.0 million. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•	The Company managed to reverse the trend contributing to losses incurred in the first half of fiscal 2013 with six consecutive quarters of income from operations;

•
The Company had positive cash flows from operations since the second half of fiscal 2013. The Company believes that its cash flows from operations will be sufficiently positive for the next twelve months to satisfy its obligations when they fall due in the normal course of operations; and

•
As of March 31, 2014, the Company had an unused credit facility of $68.3 million which could be used when purchasing materials and the purchased inventory is used as a pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility (the “French Project”) in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company will undertake to compensate Sodiaal or Euroserum for losses which may be incurred as a result of such delay, depending on the circumstances. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement. The Company has recently decided to add 50,000 tons of packaging and warehousing capacity for powdered formula products to the French Project. As a result, the updated estimated cost to build the facility is approximately Euro 136.0 million (equivalent to $187.0 million). The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered.

Recent developments of the French Project include:
•	On March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project;
•	In September 2013, the Company received the construction permit for the project from the municipal government of Carhaix;
•
We have unused long term loan facilities of €64.5 million (equivalent to $88.7 million) with banks, for €53.0 million of such loans, the bank has required preconditions which included obtaining the formal approval of an environmental impact study;

•	In March 2014, we were informed that the environmental impact study resulted in a positive opinion and expect to obtain formal approval for the study around July 2014; and
•	We have signed construction and equipment purchasing contracts with suppliers for €106.3 million (equivalent to $146.2 million).

Due to the delay in getting governmental approvals, we expect the operational commissioning of the new drying facility to take place in late calendar year 2015, which is later than the deadline of January 2, 2015 specified in the partnership framework agreement. The partnership framework agreement with Sodiaal provides that we will compensate Sodiaal for their losses due to delays in the start of the operation of our project, if such delays are not caused by governmental actions. We have obtained written consent from Euroserum that they understand the delay was mainly caused by government actions, and waived the right for the compensation. As a result, we have not accrued any loss in connection with this matter on our financial statements.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Year Ended March 31,
(In thousands)	2014	2013	2012
Cash flow provided by/(used in):
Operating activities
Net income (loss)	$30,348	$(64,221)	$17,024
Depreciation and amortization	15,356	14,976	11,751
Bad debt expense (reversal)	(3,193)	2,423	3,386
Inventory write down	6,487	12,452	8,816
Deferred income tax	0	36,550	13,834
Gain on disposal and liquidation of subsidiaries	(367)	(3,625)	0
Other	1,075	337	398
Changes in assets and liabilities	(3,481)	(4,636)	10,460
Total operating activities	46,225	(5,744)	65,669
Investing activities	(86,699)	(70,012)	(38,314)
Financing activities	50,772	89,546	(12,872)
Effect of foreign currency translation on cash and cash equivalents	1,567	467	1,569
Net change in cash and cash equivalents	$11,865	$14,257	$16,052

Cash Flows from Operating Activities

Cash flow provided by operating activities was a result of the net income incurred of $30.3 million, as adjusted for non-cash expense and income items of $19.4 million, and an increase in working capital of $3.5 million for fiscal year 2014. In fiscal year 2014, we spent $302.4 million to purchase raw materials and other production materials, $45.5 million in staff compensation and social welfare, $41.3 million in taxes, $71.6 million in operating expenses, $17.3 million in interest, $3.2 million in land lease, received $518.3 million from our customers, $5.1 from government subsidies, and $4.2 million from interest payments.

Cash flow used in operating activities was a result of the net loss incurred of $64.2 million, as adjusted for non-cash expense and income items of $63.1 million, and an increase in working capital of $4.6 million for fiscal year 2013. In the fiscal year ended March 31, 2013, we spent $270.1 million to purchase raw materials and other production materials, $48.7 million in staff compensation and social welfare, $30.8 million in taxes, $57.5 million in operating expenses, $13.2 million in interest, received $410.7 million from our customers, and received a $3.9 million subsidy from the local government.

Cash flow provided by operating activities was a result of the net income incurred of $17.0 million, as adjusted for non-cash expense and income items of $38.2 million, and a decrease in working capital of $10.5 million for fiscal year 2012. In the fiscal year ended March 31, 2012, we spent $265.9 million to purchase raw materials and other production materials, $44.7 million in staff compensation and social welfare, $18.1 million in other taxes, $37.4 million in operating expenses, $13.5 million in interest, and received $446.0 million from our customers.

Cash Flows from Investing Activities

Cash flow used in investing activities in the fiscal year ended March 31, 2014 mainly represents $29.6 million payment for purchase of property, plant and equipment, and $57.9 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit and bank acceptance bills, and as pledges for certain short-term and long-term borrowings.

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

Cash Flows from Financing Activities

Cash flow used in financing activities in the fiscal year ended March 31, 2014 mainly represents net cash outflow of $13.4 million from short-term loans and net cash inflow of $65.0 million from long-term loans, and $0.8 million payment for assets under capital leases.

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

Tabular Disclosure of Contractual Obligations

Below is a table setting forth our contractual obligations as of March 31, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and related interest payment obligations	$267,877	$102,420	$165,457	$0	$0
Capital lease obligations	19,556	624	1,248	1,248	16,436
Operating lease obligations	57,616	1,819	3,430	3,430	48,937
Purchase commitments	12,457	12,457	0	0	0
Capital expenditure commitments*	134,691	97,152	37,539	0	0
Total	$492,197	$214,472	$207,674	$4,678	$65,373
* Including $131.9 million commitments denominated in EUR
As discussed in Liquidity and Capital Resources – Overview, we are building a new drying facility in Carhaix, France, to manufacture powdered milk and fat-enriched demineralized whey. The estimated cost to build the facility is € 136.0 million (approximately $187.0 million). We committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. The above table only included capital expenditures of signed contracts. As the price of raw milk and whey in the next ten years cannot be predicted with precision, the purchase commitment of the new drying facility was not included in the table above.

We computed the long-term debt-related interest based on the interest rate as of March 31, 2014.

As of March 31, 2014, our uncertain income tax liability was $500,000. We are unable to reasonably estimate the timing of the effective settlement of this tax position.

Capital Expenditures

Our capital expenditures were $29.8 million and the corresponding cash outflow was $29.6 million for the fiscal year ended March 31, 2014, which mainly represented expenditure for the French Project.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends to change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The adoption of this ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Our financial statements are expressed in U.S. dollars and appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Chinese operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the Renminbi, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the Renminbi. Considering the RMB balance of our cash and cash equivalents as of March 31, 2014, which amounted to $90.9 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.9 million of the balance.

Additionally, all our revenue and most of our expenses are denominated in RMB currently, while a substantial portion of our raw material purchase prices and short-term and long term borrowings are denominated in USD. Foreign exchange rate fluctuations on transactions denominated in Renminbi other than the functional currency results in gains and losses that are reflected in our Consolidated Statement of Income. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

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

The construction contracts and loans of Synutra France are denominated in Euro. The value of EUR against USD changes from time to time. Currently Synutra France is still at the early construction stage, and the impact of foreign exchange rate fluctuations is immaterial as of March 31, 2014.

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

Interest Rate Risk

Our exposure to interest rate primarily relates to interest expense incurred on our short-term and long-term borrowings. Most of our borrowings are bearing the floating interest rates which are subject to periodical adjustment. We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2014. We currently do not use interest rate swaps to manage exposure to interest rate changes.

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

Commodities Risk

Imported milk powder and whey powder are the principal raw materials in the Company’s business, accounting for approximately 65% of the Company’s production costs. As such, the Company is exposed to the fluctuations in the price of milk powder and whey powder. During the past two fiscal years, the rise and fall in the prices of these commodities have affected the Company’s business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of the Company’s powdered formula products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.:

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and subsidiaries (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2014 and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, China
June 16, 2014

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 (Dollars and shares in thousands, except per share data)

	March 31, 2014	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$90,915	$79,050
Restricted cash	67,211	68,410
Accounts receivable, net of allowance of $2,851 and $7,515, respectively	17,763	30,183
Inventories	83,986	87,707
Due from related parties	3,109	2,696
Income tax receivable	244	5
Prepayments, tax receivables and others	22,028	18,404
Total current assets	285,256	286,455

Property, plant and equipment, net	145,833	130,121
Land use rights, net	10,957	10,829
Intangible assets, net	4,270	4,135
Restricted cash	100,533	39,883
Due from related parties	2,355	2,981
Other assets	1,479	1,740
TOTAL ASSETS	$550,683	$476,144
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$115,917	$127,449
Long-term debt due within one year	91,505	82,663
Accounts payable	39,616	48,717
Due to related parties	1,556	1,862
Advances from customers	15,692	12,982
Other current liabilities	45,980	52,788
Total current liabilities	310,266	326,461
Long-term debt	160,533	102,164
Deferred government subsidy	4,247	4,402
Capital lease obligations	7,898	7,848
Other long-term liabilities	6,483	6,062
Total liabilities	489,427	446,937

Commitments and Contingencies (Note15C)
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2014 and 2013, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(104,579)	(135,508)
Accumulated other comprehensive income	30,529	28,828
Total common stockholders’ equity	61,396	28,766
Noncontrolling interest	(140)	441
Total equity	61,256	29,207

TOTAL LIABILITIES AND EQUITY	$550,683	$476,144

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012
Net sales	$370,534	$265,770	$342,539
Cost of sales	217,027	171,211	201,618
Gross profit	153,507	94,559	140,921
Selling and distribution expenses	53,710	51,005	49,628
Advertising and promotion expenses	32,912	35,176	30,035
General and administrative expenses	25,506	30,220	23,948
Impairment of long-lived assets	1,040	0	0
Gain on disposal and liquidation of subsidiaries	367	3,625	0
Government subsidies	924	4,217	5,484
Income (loss) from operations	41,630	(14,000)	42,794
Interest expense	16,162	15,018	14,276
Interest income	4,658	2,326	1,870
Other income (expense), net	352	(343)	146
Income (loss) before income tax expense	30,478	(27,035)	30,534
Income tax expense	130	37,186	13,510
Net income (loss)	30,348	(64,221)	17,024

Net income (loss) attributable to the noncontrolling interest	(581)	(333)	287
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	$16,737

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$0.54	$(1.11)	$0.29

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)

	Year Ended March 31,
	2014	2013	2012
Net income (loss)	$30,348	$(64,221)	$17,024
Other comprehensive income (loss), net of tax
Currency translation adjustment	1,701	(234)	4,014
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	(3,141)	0
Other comprehensive income (loss)	1,701	(3,375)	4,014
Comprehensive income (loss)	32,049	(67,596)	21,038
Less: Comprehensive income (loss) attributable to noncontrolling interest	(581)	(335)	304
Comprehensive income (loss) attributable to common stockholders	$32,630	$(67,261)	$20,734

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2011	57,301	6	135,440	(88,357)	28,204	633	75,926
Net income	0	0	0	16,737	0	287	17,024
Other comprehensive income, net of tax of nil	0	0	0	0	3,997	17	4,014
Other	0	0	0	0	0	128	128
Balance, March 31, 2012	57,301	6	135,440	(71,620)	32,201	1,065	97,092
Net loss	0	0	0	(63,888)	0	(333)	(64,221)
Other comprehensive income, net of tax of nil	0	0	0	0	(3,373)	(2)	(3,375)
Derecognition of noncontrolling interest upon liquidation of a subsidiary	0	0	0	0	0	(381)	(381)
Other	0	0	0	0	0	92	92
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net income (loss)	0	0	0	30,929	0	(581)	30,348
Other comprehensive income, net of tax of nil	0	0	0	0	1,701	0	1,701
Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$(140)	$61,256

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Year Ended March 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$30,348	$(64,221)	$17,024
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,356	14,976	11,751
Bad debt expense (reversal)	(3,193)	2,423	3,386
Inventory write down	6,487	12,452	8,816
Impairment of long-lived assets	1,040	0	0
Deferred income tax	0	36,550	13,834
Gain on disposal and liquidation of subsidiaries	(367)	(3,625)	0
Other	35	337	398
Changes in assets and liabilities:
Accounts receivable	16,045	6,698	3,884
Inventories	(1,243)	(24,476)	(14,501)
Due from related parties	(444)	9,604	419
Prepaid land use right	(181)	(824)	(4,358)
Prepayments, tax receivables and others	(3,184)	(2,602)	(2,851)
Other assets	221	(2,341)	(2,602)
Accounts payable	(8,729)	(16,075)	10,882
Due to related parties	(301)	(189)	1,562
Advances from customers	2,488	6,954	964
Income tax receivable	(239)	221	14
Other current and noncurrent liabilities	(7,914)	18,394	17,047
Net cash provided by (used in) operating activities	46,225	(5,744)	65,669

Investing activities:
Acquisition of property, plant and equipment	(29,582)	(16,115)	(27,323)
Change in restricted cash	(57,861)	(56,450)	(11,738)
Proceeds from assets disposal	111	1,565	747
Proceeds from disposal of subsidiaries	633	988	0
Net cash provided by (used in) investing activities	(86,699)	(70,012)	(38,314)

Financing activities:
Proceeds from short-term debt	181,315	309,115	206,738
Repayment of short-term debt	(194,730)	(268,901)	(250,743)
Proceeds from long-term debt	176,919	111,208	95,729
Repayment of long-term debt	(111,890)	(60,446)	(64,263)
Payment on capital lease obligations	(842)	(1,044)	(333)
Payment to holders of noncontrolling interest upon liquidation of a subsidiary	0	(386)	0
Net cash provided by (used in) financing activities	50,772	89,546	(12,872)

Effect of exchange rate changes on cash and cash equivalents	1,567	467	1,569

Net change in cash and cash equivalents	11,865	14,257	16,052
Cash and cash equivalents, beginning of year	79,050	64,793	48,741
Cash and cash equivalents, end of year	$90,915	$79,050	$64,793

Supplemental cash flow information:
Interest paid	$17,323	$12,779	$13,547
Income tax paid	499	606	83

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$5,442	$6,640	$5,178
Purchase of intangible assets by offsetting accounts receivable	0	0	1,209

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infant and adult, and also engages in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements.

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

As of March 31, 2014, the Company has an asset liability ratio of 89%, which is defined as total liabilities divided by total assets, and negative working capital of $25.0 million. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•	The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013 by six consecutive quarters of income from operations;

•
The Company had positive cash flows from operations since the second half of fiscal 2013. The Company believes that its cash flows from operations will be sufficiently positive for the next twelve months to satisfy its obligations when they fall due; and

•
As of March 31, 2014, the Company had an unused credit facility of $68.3 million which could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd. (the variable interest entity, or "VIE"), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIE, the Company controls the operating activities and holds all the beneficial interests of the VIE and has been determined to be the primary beneficiary of the VIE. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIE are insignificant and hold de minimis assets and liabilities.

Net income or loss of a subsidiary is attributed to the Company and to the noncontrolling interests either on the basis of relative ownership interest or in accordance with contractual agreements that specify a different allocation, such as in the case of VIE. Noncontrolling interests in subsidiaries are presented separately from the Company's equity therein.

C.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.  Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, inventory valuation, accrued consumer loyalty program obligations, sales rebates, the useful lives of and impairment for property and equipment, impairment of indefinite lived intangible assets, valuation allowance for deferred tax assets and provision for uncertain tax position.

D.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

E.	Restricted cash

Restricted cash are bank demand deposits used as security against letter of credits, bank acceptance bills and short-term and long-term borrowings.

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

No interest was capitalized for the fiscal year ended March 31, 2014, 2013 and 2012.

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

L.	Impairment of indefinite lived intangible assets

Intangible assets with an indefinite life are tested for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal in amount to that excess.

Management performs its annual impairment test for intangible assets with indefinite life on March 31. In fiscal year ended March 31, 2014, 2013 and 2012, no intangible assets were impaired.

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

The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. Income tax related interest and penalties is classified as income tax expense.

N.	Foreign currency translation

The functional currency and reporting currency of Synutra International, Inc. and Synutra Illinois are United States Dollar (“US Dollar”).

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), and the financial records of the Company’s Netherland and French subsidiaries are maintained in Euro (“EUR”), which are their functional currencies. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of the consolidated statements of comprehensive income (loss).

Monetary assets and liabilities denominated in currencies other than the functional currencies are translated into functional currencies at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statement of operations. Transaction gains or losses were $1.9 million gain, $0.8 million gain, and $1.2 million gain for the year ended March 31, 2014, 2013 and 2012, respectively and are recorded in other income (expense), net.

O.	Revenue recognition

The Company recognizes revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectability is reasonably assured. At the time of sale, the Company also records estimates for a variety of sales deductions, including value added taxes, rebates, discounts and incentives, trade promotions and product returns. Sales deductions are reported as a reduction of revenue. Most of the Company’s powdered formula product sales are made through distributors. Under the distributor arrangement, evidenced by purchase order, revenue is realized and earned upon acceptance of delivery of products by the distributors. The revenue recognition of My Angel series, which is directly sold to baby stores, is similar to that of distributor sales, and the revenue is realized and earned upon acceptance of delivery of products by the baby stores. For sales to a limited number of distributors from whom collectability is not reasonably assured, revenue is recognized when the Company received payments.

A small fraction of the Company’s powdered formula product sales are through supermarket retailers directly. The Company’s revenue arrangement with some of these retailers includes a right of return clause, so the Company recognizes revenue when the supermarkets have paid the Company.

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

Shipping and handling costs are expensed as incurred and outbound freight is not billed to customers. Shipping and handling costs are included in selling and distribution expenses. The costs were $4.6 million, $3.9 million and $5.3 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Q.	Advertising and promotion expenses

Advertising and promotion expenses are expensed as incurred The service charge of the consumer loyalty program administrated by a third party was $3.2 million, $2.6 million and $1.6 million for the fiscal year ended March 31, 2014, 2013 and 2012, respectively. We reclassified the fiscal year 2013 and 2012 figure from selling and distribution expenses to advertising and promotion expenses to ensure comparability.

R.	Government subsidies

Government subsidies for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded. Government subsidies related to property, plant and equipment are deferred and amortized in a manner consistent with the depreciation expense of the related assets over the useful lives of these assets. Government subsidies relating to specific borrowings are recorded as an offset to the interest expense over the term of these borrowings. Unrestricted government subsidies from local governmental agencies allowing the Company full discretion in the fund utilization were $0.9 million, $4.2 million and $5.5 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, which were recorded in government subsidy in the consolidated statements of operations. In the fiscal year ended March 31, 2014, a local government provided a subsidy of $4.7 million which was recorded as a deduction of advertising and promotion expenses, as the subsidy was restricted for promotion expense purposes.

S.	Employee’s benefits

Mandatory contributions are made to the government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the consolidated statements of operations in the same period as the related salary cost.

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

Comprehensive income (loss) is defined to include all changes in equity of the Company during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners, including currency translation adjustment.

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

The noncontrolling interest represents the portion of the equity interest in the subsidiaries, Meitek, not directly or indirectly attributable to the Company. The noncontrolling interest reported as equity in the consolidated financial statements, it also reported the consolidated net income at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statements of operations and consolidated statements of comprehensive income (loss).

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable, short-term debt, long-term debt due within one year, other current liabilities and due to and from related parties, approximates their fair value at March 31, 2014 due to the relatively short-term nature of these instruments. The carrying value of long-term debt, capital lease obligations and other long-term liabilities approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

Z.	Recently issued accounting pronouncements

In April 2014, the FASB issued Accounting Standards Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends to change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The adoption of this ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of March 31, 2014. The Company did not have any items recorded at fair value on a nonrecurring basis as of March 31, 2013. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2014 and 2013.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
March 31, 2014:	(In thousands)
Long-lived assets held and used
- Food segment	$3,605			$3,605	$1,040

The Company tested the recoverability of long-lived assets of the food segment, as the food segment incurred current-period operating and cash flow loss combined with a history of operating and cash flow loss. In accordance with the provisions of ASC No.360, Property, Plant and Equipment, certain long-lived assets of Inner Mongolia Huiliduo Food Co., Ltd. (“Huiliduo”) with a carrying amount of $4.6 million were written down to their fair value of $3.6 million, resulting in a loss of $1.0 million, which was included in the impairment of long-lived assets of the food segment for the fiscal year ended March 31, 2014. The fair value of assets was estimated using direct comparison method under the market approach. The direct comparison method is a set of procedures in which a value indication is derived by comparing the second-hand market quotations of the similar assets. The Company has categorized this as a level 3 fair value measurement.

4.	INVENTORIES

The Company’s inventories at March 31, 2014 and 2013 are summarized as follows:

(In thousands)	March 31, 2014	March 31, 2013
Raw materials	$44,981	$56,607
Work-in-progress	12,342	17,023
Finished goods	26,663	14,077
Total	$83,986	$87,707

The value of goods-in-transit included in raw materials was $11.4 million and $15.9 million as of March 31, 2014 and 2013, respectively, which mainly represented the purchase of milk powder and whey protein from international sources.

The Company recorded lower of cost or market provisions for inventory of $6.5 million, $12.5 million and $8.8 million for the years ended March 31, 2014, 2013, and 2012, respectively.

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

Related Party	Business Nature
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing. Kelqin was sold to a third party in April 2013, and was no longer considered a related party from that date.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel (Beijing) Business Service”)	Engages in distribution of the Company's powdered formula products.

Beijing St. Angel Cultural Communication Co., Ltd. (“St. Angel Cultural Communication”)	Engages in television designing and programming.

Beijing Honnete Dairy Co., Ltd. (“Honnete Beijing”)	Engages in importing and distributing whey protein products to commercial customers.

Qingdao Lvyin Waste Disposal Investment Management Co., Ltd. (“Lvyin”)	Engages in waste disposal and sewage treatment activities.

Beijing Dongan Hengxin Property Development Co., Ltd. (“Dongan Hengxin”)	Engages in property development activities.

Beijing Ao Naier Feed Stuff Co., Ltd. (“Ao Naier”)	Engages in feed processing activities.

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	March 31, 2014	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$1,918	$1,882
Beijing Honnete Dairy Co., Ltd.	2	0
St. Angel (Beijing) Business Service Co. Ltd.	3,451	3,132
Beijing St. Angel Cultural Communication Co., Ltd.	6	0
Beijing Ao Naier Feed Stuff Co., Ltd.	87	663
Total	$5,464	$5,677

b.	Due to related parties

(In thousands)	March 31, 2014	March 31, 2013
Sheng Zhi Da Dairy Group Corporation	$876	$1,107
Beijing Honnete Dairy Co., Ltd.	478	495
Beijing Kelqin Dairy Co. Ltd.	*	6
Beijing St. Angel Cultural Communication Co., Ltd.	202	254
Total	$1,556	$1,862
* Kelqin had become a third party since April 2013.

The Company had certain related party borrowings which were recorded in long-term debt due within one year as of March 31, 2013. See Note 10. The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the fiscal year ended March 31, 2014, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties including office spaces rented to Honnete Beijing, Ao Naier, St. Angel (Beijing) Business Service, and St. Angel Cultural Communication. In the fiscal year ended March 31, 2013, the Company’s sales to related parties mainly included whey protein powder to Honnete Beijing, feed grade milk powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties represent office spaces rented to Honnete Beijing, Ao Naier and St. Angel (Beijing) Business Service. In the fiscal year ended March 31, 2012, the Company’s sales to related parties included whey protein to Honnete Beijing, powdered formula products to St. Angel (Beijing) Business Service, feed grade milk powder and whey protein to Ao Naier and chondroitin sulfate to Lvyin.

	Year Ended March 31,
(In thousands)	2014	2013	2012
Beijing Honnete Dairy Co., Ltd.	$8	$775	$1,242
St. Angel (Beijing) Business Service Co., Ltd.	1,780	2,470	9,861
Beijing Ao Naier Feed Stuff Co., Ltd.	524	293	693
Beijing St. Angel Cultural Communication Co., Ltd.	17	0	0
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	0	0	1
Total	$2,329	$3,538	$11,797

Sales of powdered formula products from independent distributors to St. Angel (Beijing) Business Service were nil, nil and $7.5 million for the fiscal year ended March 31, 2014, 2013 and 2012, respectively, which were not included in the above transaction amount.

C.	Purchases from related parties

In the fiscal year ended March 31, 2014, St. Angel Cultural Communication implemented certain marketing activities for the Company. In the fiscal year ended March 31, 2013, major transactions included (i) the Company purchased Lactose from Honnete Beijing, and (ii) St. Angel Cultural Communication implemented certain marketing activities for the Company. In the fiscal year ended March 31, 2012, the Company’s purchases from related parties mainly included catalogues, brochures, and marketing materials from St. Angel Cultural Communication.

	Year Ended March 31,
(In thousands)	2014	2013	2012
Beijing Honnete Dairy Co., Ltd.	$0	$4,674	$0
Beijing Kelqin Dairy Co., Ltd.*	0	11	0
Beijing St. Angel Cultural Communication Co., Ltd.	460	577	339
Total	$460	$5,262	$339
* Kelqin had become a third party since April 2013.

6.	PREPAYMENTS, TAX RECEIVABLES AND OTHERS

(In thousands)	March 31, 2014	March 31, 2013
Tax receivables	$9,287	$10,051
Prepayments	6,821	2,126
Interest receivable	2,193	2,221
Prepaid expense	2,209	1,129
Other	1,518	2,877
Total	$22,028	$18,404

7.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	March 31, 2014	March 31, 2013
Property, plant and equipment, cost:
Capital lease of building	$5,744	$5,637
Buildings and renovations	86,769	84,502
Plant and machinery	88,007	84,559
Office equipment and furnishings	11,507	10,809
Motor vehicles	3,452	3,180
Others	1,103	918
Total cost	$196,582	$189,605
Less: Accumulated depreciation:
Capital lease of building	813	625
Buildings and renovations	17,986	15,750
Plant and machinery	48,942	40,396
Office equipment and furnishings	6,400	4,190
Motor vehicles	2,491	2,212
Others	637	511
Total accumulated depreciation	77,269	63,684
Construction in progress	26,520	4,200
Property, plant and equipment, net	$145,833	$130,121

Construction in progress represents construction and equipment purchase for the French subsidiary and mainland China subsidiaries as of March 31, 2014, and leasehold improvements and manufacturing equipment as of March 31, 2013.

The Company recorded depreciation expense for owned assets and capital leased assets of $15.1 million, $14.7 million and $11.6 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

8.	LAND USE RIGHTS, NET

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 42 to 50 years.

(In thousands)	March 31, 2014	March 31, 2013
Land use rights, cost	$12,376	$11,967
Less: Accumulated amortization	1,419	1,138
Land use rights, net	$10,957	$10,829

The Company recorded amortization expense of $258,000, $239,000 and $180,000 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

9.	INTANGIBLE ASSETS, NET

(In thousands)	March 31, 2014	March 31, 2013
Registered trademark (indefinite life)
Gross and net carrying amount	$4,270	$4,135

The intangible assets as of March 31, 2014 represent $3.1 million for registered trademark of Dutch Cow and $878,000 for registered trademark of Ausmeadow, which are used for the Company’s powdered formula products; and $337,000 for registered trademark of Huiliduo, which is used for the foods products. The intangible assets as of March 31, 2013 represent $2.9 million for registered trademark of Dutch Cow and $862,000 for registered trademark of Ausmeadow, which are used for the Company’s powdered formula products; and $331,000 for registered trademark of Huiliduo, which is used for the foods products.

10.	DEBT

As of March 31, 2014 and 2013, the Company had short-term debt from banks in the amount of $115.9 million and $127.4 million, respectively.  The maturity dates of the short-term debt outstanding range from April 2014 to March 2015. The weighted average interest rate on short-term debt outstanding at March 31, 2014 and 2013 was 4.9% and 3.8%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at March 31, 2014 and 2013 were secured by the pledge of certain inventory purchased under letter of credit of nil and $26.4 million, respectively; the pledge of certain fixed assets totaling $5.3 million and $13.4 million, respectively; the pledge of the Company’s land use right of $3.9 million and $5.4 million, respectively; and the pledge of restricted cash deposits of $17.0 million and $33.0 million, respectively.

As of March 31, 2014 and 2013, the Company had long-term debt, including current portion, from banks in the amount of $252.0 million and $184.8 million, respectively. The maturity dates of the long-term debt outstanding range from May 2014 to February 2016. The weighted average interest rate of outstanding long-term debt at March 31, 2014 and 2013 was 4.6% and 5.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at March 31, 2014 and 2013 was secured by the pledge of certain fixed assets of nil and $15.3 million, respectively; the pledge of land use right of nil and $1.2 million, respectively; and the pledge of restricted cash deposits of $82.0 million and $41.2 million, respectively.

In the year ended March 31, 2014, the Company had repaid a long-term loan from a related party of $2.9 million. The interest expense of related party loans for the year ended March 31, 2014 and 2013 were $215,000 and $286,000, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Year Ending March 31,
2015	$91,505
2016	160,533

The borrowings denominated in currencies other than RMB were $138.3 million and $129.2 million as of March 31, 2014 and 2013, respectively.

The Company has unused long term loan facilities for Synutra France of €64.5 million (equivalent to $88.7 million) with banks, with cash deposit of $16.3 million as a pledge which was recorded under restricted cash noncurrent portion as of March 31, 2014. These debts use floating interest rates, which are calculated based on LIBOR. The maturity periods of these debts range from 59 months to 8 years, commencing from the actual drawdown date.For €53.0 million of such loans, the bank has required preconditions which included obtaining the formal approval of environmental impact study. We expect to receive funding from the bank after the preconditions are met. As of March 31, 2014, none of the above facilities have been drawn down.

11.	OTHER CURRENT LIABILITIES

(In thousands)	March 31, 2014	March 31, 2013
Accrued discount, rebate and slotting fee	$18,911	$21,314
Payroll and bonus payables	9,469	6,253
Accrued selling expenses	6,793	5,496
Accrued advertising and promotion expenses	5,593	12,034
Other tax payable	0	675
Accrued rental fee	366	1,461
Accrued interest expense	832	2,346
Others	4,016	3,209
Total	$45,980	$52,788

12.	OBLIGATIONS UNDER CAPITAL LEASE

Future minimum capital lease payments at March 31, 2014 are as follows:

(In thousands)	Year Ending March 31,
2015	$624
2016	624
2017	624
2018	624
2019	624
2020 and thereafter	16,436
Total minimum lease payments	19,556
Less: Amount representing interest	11,559
Present value of minimum lease payments	7,997
Current	99
Long-term	7,898
Total	$7,997

The Company recorded depreciation expense of $176,000, $92,000 and $144,000 for capital leased assets for the fiscal year ended March 31, 2014, 2013 and 2012, respectively, and recorded interest expense of $555,000, $201,000 and $548,000 for the fiscal year ended March 31, 2014, 2013 and 2012, respectively. The interest rates associated with the capital leases are from 6.8% to 7.83% per annum.

13.	INCOME TAXES

A.	Tax law of each tax jurisdiction

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. The applicable rate is 34% for fiscal year 2014, 2013 and 2012.

Netherlands

The Company’s subsidiary incorporated in the Netherlands is subject to Netherland’s profit tax. The applicable rate is 20% on the first EUR 200,000 of taxable profits.  For taxable profits exceeding EUR 200,000, the applicable rate is 25% for fiscal year 2014, 2013 and 2012.

France

The Company's subsidiary in France is subject to profit tax at 33 1/3% on assessable income.

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

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	No tax holiday
Zhangjiakou Chahaer Dairy Co., Ltd.	25%	No tax holiday
Inner Mongolia Huiliduo Food Co., Ltd.	25%	12.5% (2011, 2012)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	12.5% (2011, 2012); high-tech enterprise at 15% (2014, 2015)
Beijing Shengyuan Huiliduo Food Technology Co., Ltd.	25%	No tax holiday
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	24% (2011), 25% (2012)

In accordance with the EIT Law, dividends which arise from profits of foreign invested enterprises (“FIEs”) earned after January 1, 2008 are subject to a 10% withholding tax. In addition, under the tax arrangement between the PRC and Hong Kong, if the foreign investor is incorporated in Hong Kong and qualifies as the beneficial owner, the applicable withholding tax rate is reduced from 10% to 5%, if the investor holds at least 25% in the FIE. A deferred tax liability should be recognized for the undistributed profits of PRC companies unless the Company has sufficient evidence to demonstrate that the undistributed dividends will be indefinitely reinvested. As of March 31, 2014, all earnings generated in countries/areas other than United States are intended to be indefinitely reinvested and as a result, the Company did not record any deferred tax liability on such undistributed earnings.

B.	Components of income (loss) before income tax expense (benefit)

For financial reporting purposes, income (loss) before income tax expense (benefit) includes the following components:

	Year Ended March 31,
(In thousands)	2014	2013	2012
United States	$1,232	$(3,045)	$854
Netherlands	511	2,338	(30)
France	(62)	0	0
Hong Kong	(1,453)	(866)	2,808
PRC	30,250	(25,462)	26,902
	$30,478	$(27,035)	$30,534

C.	Reconciliation from the statutory income tax rate to reported amount of income tax expense (benefit)

The income tax expense (benefit) reconciled to the tax expense (benefit) computed at the US statutory rate was approximately as follows for the years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31,
(In thousands)	2014	2013	2012
Income tax expense (benefit) at US federal statutory rate of 34%	$10,364	$(9,192)	$10,382
Foreign tax rate differential	(3,206)	759	(2,593)
PRC tax holiday effect	73	307	71
Change in valuation allowance	(7,597)	46,700	2,984
Unrecognized tax benefits	(6)	(191)	(502)
Effect of change in tax rate	754	(1,441)	1,131
Nondeductible items	(252)	244	2,037
Total income tax expense (benefit)	$130	$37,186	$13,510

Some of the Company’s PRC subsidiaries are eligible for tax holidays. The impact of these tax holidays did not change PRC tax benefit for the fiscal year ended March 31, 2014 and 2013, and decreased PRC tax expense by $194,000 for the fiscal year ended March 31, 2012. The benefit of the tax holidays on basic and diluted earnings (loss) per share was nil, nil, and nearly zero for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

D.	Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

(In thousands)	March 31, 2014	March 31, 2013
Deferred tax assets – current
Inventory write-down	$1,099	$1,377
Acquisition of assets under fair value	28	27
Net operating loss carryforward	7,469	11,659
Accrued expenses	1,760	677
Bad debt provision	1,004	2,184
Accrued rebate and sales discount	8,805	12,556
Others	1,515	1,250
Subtotal	21,680	29,730
Less: valuation allowance	(21,680)	(29,730)
Total	$0	$0

Deferred tax assets – non current
Net operating loss carryforward	$15,279	$25,487
Acquisition of assets under fair value	171	195
Long-lived assets write-down	851	506
Bad debt provision	571	959
Others	52	94
Subtotal	16,924	27,241
Less: valuation allowance	(16,924)	(27,241)
Total	$0	$0

The net change during the year in the total valuation allowance is as follows:

(In thousands)	March 31, 2014	March 31, 2013
Balance at beginning of year	$56,971	$13,589
Additions (releases) during the year	(18,341)	46,700
Write-off	(26)	(3,318)
Balance at end of year	$38,604	$56,971

The Company considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. Valuation allowances have been established for deferred tax assets based on a more likely than not threshold. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carryforward periods provided for under the tax law. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

-	future reversals of existing taxable temporary differences;
-	further taxable income exclusive of reversing temporary differences and carryforwards.

At March 31, 2014, the net operating loss carryforward of Synutra Illinois and Synutra International, Inc., which file a consolidated tax return, is approximately $9.4 million, which will be available to offset future taxable income. If not used, the carryforwards will expire between 2028 and 2033. Subject to the federal income tax rate of 34%, the tax benefit is $3.2 million. Synutra Illinois and Synutra International, Inc. do not have enough profit in the foreseeable future to realize the tax benefit. As a result, the Company believes that it is more likely than not that the benefit from the net operating loss carryforward of Synutra Illinois and Synutra International, Inc. will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets of Synutra Illinois and Synutra International, Inc. The tax expenses relating to valuation allowance incurred for Synutra Illinois and Synutra International, Inc. was $0.5 million for fiscal year 2014. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2014 will be recognized as a reduction of income tax expense.

At March 31, 2014, the net operating loss carryforward of PRC subsidiaries is $73.2 million which expires in 2020 at the latest, and the deferred tax asset is $17.7 million. The Company believes that it is more likely than not that the benefit from the deferred tax assets of these PRC subsidiaries will not be realized. In recognizing this risk, the Company has fully provided a valuation allowance on the deferred tax assets of these PRC subsidiaries. The net tax benefits relating to the change of valuation allowance of PRC subsidiaries was $18.8 million for fiscal year 2014. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2014 will be further recognized as a reduction of income tax expense.

The Company disposed and liquidated certain subsidiaries in fiscal year 2014 and 2013. As a result, the Company derecognized deferred tax assets and released valuation allowance related to these subsidiaries.

E.	Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The income tax expense for the fiscal years ended March 31, 2014, 2013 and 2012 are summarized as follows:

	Year Ended March 31,
(In thousands)	2014	2013	2012
Current tax
- Netherlands	$67	$89	$68
- HK	28	0	0
- PRC	41	738	110
Subtotal	136	827	178

Uncertain tax benefit
- PRC	(6)	(191)	(502)
Subtotal	(6)	(191)	(502)

Deferred tax benefit
- PRC	0	36,550	13,834
Subtotal	0	36,550	13,834
Total	$130	$37,186	$13,510

F.	Uncertain tax positions

The Company made its assessment of the level of authority for each tax position (including the potential application of interests and penalties) based on the technical merits, and has measured the unrecognized benefits associated with the tax positions. These liabilities are recorded in other long term liabilities in the consolidated balance sheet. The Company recognizes the liability for unrecognized tax benefits, and the associated interest and penalties within the income tax expense line in the accompanying consolidated statement of operations. The Company believes that it is reasonably possible that approximately $272,000 of its currently other remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of calendar year 2014 as a result of a lapse of the statute of limitations.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

	March 31,
(In thousands)	2014	2013	2012
Balance at beginning of year	$506	$697	$1,199
Additions in the current year	0	15	55
Release in the current year	(6)	(206)	(557)
Balance at end of year	$500	$506	$697

The reduction of the uncertain tax position of $206,000 in the fiscal year 2013 is related to the tax de-registration of a subsidiary, Heilongjiang Mingshan Dairy Co., Ltd. The balance of unrecognized tax benefits at March 31, 2014, if recognized, would affect the effective tax rate.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB100,000 is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The Company's PRC subsidiaries are therefore generally subject to examination by the PRC tax authorities from calendar year 2009 through 2013 on non-transfer pricing matters, and from calendar year 2004 through 2013 on transfer pricing matters. The statute of limitations in the US is generally three years.

14.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Year Ended March 31,
(In thousands except for per share data)	2014	2013	2012
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	$16,737
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$0.54	$(1.11)	$0.29

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. ("RBS")) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for all periods presented as they would be anti-dilutive. The warrant agreement expired on June 30, 2013.

15.	COMMITMENTS AND CONTINGENCIES

A.	Purchase commitments and Capital commitments

As of March 31, 2014, the Company had outstanding commitments of $571,000 for advertising purchases, and $11.9 million for milk powder and whey powder within the next twelve months. According to the French Project’s contracts with Sodiaal and Euroserum, the Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. As the price of raw milk and whey for the next ten year cannot be predicted with precision, the commitment amount above excludes the raw milk and whey purchase commitment of the French Project.

As of March 31, 2014, the Company’s capital purchase commitments of $134.1 million mainly in relation to signed contracts for construction and manufacturing equipment for the French Project.

B.	Operating lease commitments

The Company leases certain land use rights, office facilities and warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2014 are as follows:

(In thousands)	Year Ending March 31
2015	$1,819
2016	1,715
2017	1,715
2018	1,715
2019	1,715
2020 and thereafter	48,937
Total	$57,616

The operating lease expense for the fiscal year ended March 31, 2014, 2013 and 2012 were $2.0 million, $3.2 million and $1.3 million, respectively.

C.	Contingencies

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility (the “French Project”) in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. The Company has recently decided to add 50,000 tons of packaging and warehousing capacity for powdered formula products to the French Project. As a result, the updated estimated cost to build the facility is approximately Euro 136.0 million (equivalent to $187.0 million). Pursuant to the partnership framework agreement, the operational commissioning of the new drying facility will take place no later than January 2, 2015. In the event of a delay beyond January 2, 2015 and save for limited exceptions, the Company will undertake to compensate Sodiaal or Euroserum for losses which may be incurred as a result of such delay, depending on the circumstances. The loss incurred by Sodiaal or Euroserum in case of a delay of the operational commissioning of the new drying facility beyond January 2, 2015 shall amount to the loss of profits actually suffered, as the case may be, by Sodiaal or Euroserum under the milk supply agreement or the whey supply agreement.

We have unused long term loan facilities of €64.5 million (equivalent to $88.7 million) with banks, for €53.0 million of such loans, the bank has required preconditions which included obtaining the formal approval of an environmental impact study. In March 2014, we were informed that the environmental impact study resulted in a positive opinion and expect to obtain formal approval for the study around July 2014. Due to the delay in getting government approvals, we expect the operational commissioning of the new drying facility to take place in late calendar year 2015, which is later than the deadline of January 2, 2015 specified in the partnership framework agreement. The partnership framework agreement with Sodiaal provides that we will compensate Sodiaal for their losses due to delays in the start of the operation of our project, if such delays are not caused by government actions. We have obtained written consent from Euroserum that they understand the delay was mainly caused by government actions, and waived the right for the compensation. As a result, we have not accrued any loss in connection with this matter on our financial statements.

16.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

	Year Ended March 31,
(In thousands)	2014	2013	2012
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$314,289	$224,423	$301,664
Foods	170	350	255
Nutritional ingredients and supplements	21,987	6,836	907
Other business	34,088	34,161	39,713
Net sales	$370,534	$265,770	$342,539
INTERSEGMENT SALES
Powdered formula	$124	$19	$1
Foods	0	403	342
Nutritional ingredients and supplements	10,688	9,212	12,241
Other business	0	51	1,201
Intersegment sales	$10,812	$9,685	$13,785
GROSS PROFIT (LOSS)
Powdered formula	$157,501	$102,248	$142,475
Foods	(1,807)	(2,861)	(2,099)
Nutritional ingredients and supplements	(2,659)	(2,810)	(2,358)
Other business	472	(2,018)	2,903
Gross profit	$153,507	$94,559	$140,921
Selling and distribution expenses	53,710	51,005	49,628
Advertising and promotion expenses	32,912	35,176	30,035
General and administrative expenses	25,506	30,220	23,948
Impairment of long-lived assets (Foods segment)	1,040	0	0
Gain on disposal and liquidation of subsidiaries	367	3,625	0
Government subsidies	924	4,217	5,484
Income (loss) from operations	41,630	(14,000)	42,794
Interest expense	16,162	15,018	14,276
Interest income	4,658	2,326	1,870
Other income (expense), net	352	(343)	146
Income (loss) before income tax expense	$30,478	$(27,035)	$30,534
CAPITAL EXPENDITURE
Powdered formula	$28,159	$11,149	$35,359
Foods	2	132	109
Nutritional ingredients and supplements	182	102	20
Other business	1,467	23	10
Total	$29,810	$11,406	$35,498
DEPRECIATION AND AMORTIZATION
Powdered formula	$10,757	$9,777	$7,704
Foods	1,745	2,864	1,671
Nutritional ingredients and supplements	2,806	2,016	1,962
Other business	48	319	414
Total	$15,356	$14,976	$11,751

(In thousands)	March 31, 2014	March 31, 2013
TOTAL ASSETS
Powdered formula	$567,051	$491,079
Foods	16,692	20,150
Nutritional ingredients and supplements	49,039	33,879
Other business	131,876	133,748
Intersegment elimination	(213,975)	(202,712)
Total	$550,683	$476,144
LONG LIVED ASSETS
Powdered formula	$124,247	$104,760
Foods	15,240	17,719
Nutritional ingredients and supplements	15,807	18,271
Other business	1,496	200
Total	$156,790	$140,950

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
(In thousands)	2014	2013	2012
Mainland China*	$355,218	$260,211	$342,539
United States*	15,316	5,559	0
Total	$370,534	$265,770	$342,539
* Revenues are attributed to countries based on location of customer
.
The Company’s long-lived assets are located in the following areas:

(In thousands)	March 31, 2014	March 31, 2013
Mainland China	$137,057	$140,950
France	19,733	0
Total	$156,790	$140,950

No single customer accounts for more than 10% of net sales for the fiscal year ended March 31, 2014, 2013 and 2012.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of March 31, 2014 and 2013 was comprised entirely of foreign currency translation adjustments. During the year ended March 31, 2014, the Company disposed of one immaterial subsidiary, with no reclassification of currency translation adjustments. During the year ended March 31, 2013, the Company liquidated three subsidiaries which had minimal operations and disposed of two immaterial subsidiaries. In connection with the sale and liquidation of these subsidiaries, the Company reclassified net currency translation adjustments totaling $3.1 million from accumulated other comprehensive income to net income (loss).

18.	MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.	China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $7.1 million, $7.0 million and $6.3 million for the fiscal year ended March 31, 2014, 2013 and 2012, respectively.

B.	Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances. As of March 31, 2014, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB 1,018.7 million, which were equivalent to $165.6 million using the exchange rate as of March 31, 2014.

19.	SUBSEQUENT EVENT

On May 12, 2014, Synutra, Inc. and Zhangjiakou Chahaer Dairy Co., Ltd. (“Zhangjiakou”), both subsidiaries of the Company, entered into a share purchase agreement (the “SPA”) with Rightcom Co., Ltd. (the “Purchaser”), a company registered in Hong Kong. Pursuant to the SPA, Synutra, Inc. agreed to sell to the Purchaser all of the equity interests it holds in Zhangjiakou, a raw material processor, for a total payment of RMB173 million (equivalent to $28.1 million). The Purchaser made a 20% deposit payment of RMB34.6 million (equivalent to $5.6 million) in May 2014 according to the terms in the SPA. The Company expects to transfer the control over Zhangjiakou to the Purchaser before June 30, 2014, and close the transaction in fiscal year 2015, subject to customary closing conditions.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2014 and 2013 is as follows:

	Fiscal Year 2014				Fiscal Year 2013
(In thousands except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$82,205	$88,556	$101,034	$98,739	$53,586	$66,100	$73,228	$72,856
Gross profit	36,081	38,889	40,303	38,234	17,301	17,474	31,511	28,273
Net income (loss) attributable to common stockholders	4,775	6,073	9,987	10,094	(9,699)	(44,186)	(13,270)	3,267
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301	57,301	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$0.08	$0.11	$0.17	$0.18	$(0.17)	$(0.77)	$(0.23)	$0.06

SYNUTRA INTERNATIONAL, INC.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS
(Dollars and shares in thousands, except per share data)

	March 31, 2014	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$719	$1,077
Total current assets	719	1,077

Due from subsidiaries	57,457	57,411
Investments in subsidiaries	6,038	0
Other assets	1,144	1,266
TOTAL ASSETS	$65,358	$59,754

LIABILITIES AND EQUITY
Current Liabilities:
Long-term debt due within one year	0	2,860
Other current liabilities	85	1,673
Total current liabilities	85	4,533
Due to subsidiaries	3,877	1,724
Other long-term liabilities	0	24,731
Total liabilities	3,962	30,988

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2014 and 2013, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(104,579)	(135,508)
Accumulated other comprehensive income	30,529	28,828
Total equity	61,396	28,766
TOTAL LIABILITIES AND EQUITY	$65,358	$59,754

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012
Operating expenses:
General and administrative expenses	$971	$1,570	$1,280
Loss from operations	971	1,570	1,280

Interest expense	214	53	654
Interest income	34	3	3
Dividend income	2,046	0	0
Other income, net	970	0	1,500
Gain on disposal and liquidation of subsidiaries	0	3,625	0
Equity in income (loss) of subsidiaries	29,064	(65,893)	17,168
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	$16,737

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301
Earnings (loss) per share-basic and diluted	$0.54	$(1.11)	$0.29

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)

	Year Ended March 31,
	2014	2013	2012
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	$16,737
Other comprehensive income (loss)
Currency translation adjustment	1,701	(232)	3,997
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	(3,141)	0
Other comprehensive income (loss)	1,701	(3,373)	3,997
Comprehensive income (loss) attributable to common stockholders	$32,630	$(67,261)	$20,734

FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Year Ended March 31,
	2014	2013	2012
Cash flow from operating activities:
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	$16,737
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of subsidiaries	(29,064)	65,893	(17,168)
Gain on disposal and liquidation of subsidiaries	0	(3,625)	0
Dividend income	(2,046)	0	0
Depreciation and amortization	118	118	115
Changes in assets and liabilities:
Due from subsidiaries	(46)	(18,103)	475
Prepaid expenses and other current assets	0	92	(92)
Due to subsidiaries	2,153	(8,665)	10,389
Other current liabilities	(1,588)	1,525	51
Other long term liabilities	0	(1,290)	387
Net cash provided by (used in) operating activities	456	(27,943)	10,894

Cash flow from investing activities:
Proceeds from disposal and liquidation of subsidiaries	0	28,246	0
Capital injection at subsidiaries	0	0	(10,000)
Dividend from subsidiaries	2,046	0	0
Net cash provided by (used in) investing activities	2,046	28,246	(10,000)

Cash flow from financing activities:
Repayment of long-term loan	(2,860)	0	(1,000)
Net cash provided by (used in) financing activities	(2,860)	0	(1,000)
Net change in cash and cash equivalents	(358)	303	(106)
Cash and cash equivalents, beginning of year	1,077	774	880
Cash and cash equivalents, end of year	$719	$1,077	$774

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

SYNUTRA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
 (Dollars in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-off	Balance at End of Year
Allowance for accounts receivable
- 2014	$7,515	$(1,494)	$(3,170)	$2,851
- 2013	$7,845	$2,358	$(2,688)	$7,515
- 2012	$8,779	$(934)	$0	$7,845
Allowance for other receivables
- 2014	$2,682	$(77)	$(357)	$2,248
- 2013	$2,164	$567	$(49)	$2,682
- 2012	$2,166	$(2)	$0	$2,164
Allowance for other assets
- 2014	$3,837	$(1,622)	$71	$2,286
- 2013	$4,322	$(502)	$17	$3,837
- 2012	$0	$4,322	$0	$4,322
Allowance for deferred tax assets
- 2014	$56,971	$(18,341)	$(26)	$38,604
- 2013	$13,589	$46,700	$(3,318)	$56,971
- 2012	$10,605	$3,145	$(161)	$13,589

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment, management believes that, as of March 31, 2014, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu Certified Public Accountants LLP, has issued an attestation report on our internal control over financial reporting. That attestation report appears below.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the year ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synutra International, Inc.:

We have audited the internal control over financial reporting of Synutra International, Inc. and its subsidiaries (the "Company") as of March 31, 2014, based on the criteria established in Internal Control - Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control - Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2014, of the Company and our report dated June 16, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, China
June 16, 2014

ITEM 9B.  OTHER INFORMATION

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, Synutra International, Inc., may be required to disclose in our annual and quarterly reports to the Securities and Exchange Commission (the “SEC”), whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither us nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither us nor WP has independently verified or participated in the preparation of the disclosure.  Neither us nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first quarter of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £23,017 whilst net profits in the first quarter 2014 were negligible relative to the overall profits of Banco Santander, S.A.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of June 16, 2014:
Name	Age	Position
Directors and Executive Officers
Liang Zhang	54	Chairman of the Board of Directors and Chief Executive Officer
Ning Cai	38	Chief Financial Officer
Weiguo Zhang	57	President
Xisen Mu	57	Vice President, Production
Feng Zha	51	Vice President, Human resources and administration
Joseph Chow	52	Director
David Hui Li	46	Director
Jinrong Chen	55	Director(1)
Lei Lin	47	Director(1)
Min Zhang	40	Director(1)
Donghao Yang	42	Director

(1)	Member of Audit Committee, Compensation Committee and Nominating Committee

Liang Zhang. Liang Zhang is our founder and has served as the chairman of our board of directors and Chief Executive officer since we became a public company in 2005. Mr. Zhang is also currently in charge of our marketing and sales function. Prior to that, Mr. Zhang served as chief executive officer of Synutra Illinois since 2000. Mr. Zhang has worked in the food ingredients industry since the 1980s and founded his first entrepreneurial venture, Honnete Beijing, in the early 1990s. Honnete Beijing has since become the dominant supplier of whey protein products in China. Mr. Zhang has been recognized as a business leader in the dairy industry in China, serving as vice chairman of the China Dairy Industry Association. Mr. Zhang’s experience as founder of Honnete Beijing gives him valuable insight into marketing strategies in our industry, and his service as vice chairman of the China Dairy Industry Association is invaluable to our Board’s discussions of regulatory issues pertaining to the dairy industry. Mr. Zhang received a bachelor’s degree in French language and literature from Nanjing International Relations Institute of China.

Ning Cai. Ning Cai joined us in December 2012. Ms. Cai has fourteen years of experience in corporate finance and investment banking. Ms. Cai joins Synutra from Trina Solar Limited (NYSE: TSL), where she served as a director of investment analysis from April 2010 to April 2012 and as the controller of System Group & China region from May 2012 to December 2012. Before that, Ms. Cai worked for nine years at Scotia Capital, the investment banking arm of Bank of Nova Scotia (NYSE: BNS). Ms. Cai worked on the execution team in Scotia Capital's San Francisco office where she held progressive positions as an Associate from 2001 to 2003, an Associate Director from 2003 to 2006 and as a Director from 2006 to 2009, primarily covering the portfolio management and deal execution for the real estate, gaming & leisure, and technology industries. Ms. Cai started her career with Ernst & Young’s Shanghai office where she was a staff accountant in the tax group from 1997 to 1999.  Ms. Cai earned a Bachelor in Economics from Shanghai International Studies University and an MBA from University of Iowa Tippie Business School. Ms. Cai holds the Chartered Financial Analyst ("CFA") designation.

Weiguo Zhang. Weiguo Zhang has been our president since 2005 and is primarily responsible for our international market operations, including corporate development, international strategic development, and development of international markets for our nutritional segment. He also serves as our corporate secretary. Mr. Zhang first joined us as president of Synutra Illinois in 2001 to oversee our U.S. operations, including information support in research and technologies and business development. Prior to joining us, Mr. Zhang was the managing director of Bambridge International, Ltd., which he founded in 1995. Mr. Zhang received a bachelor’s degree in English language and literature from the Nanjing International Relations Institute and a master’s degree in international economics and American foreign policy from the School of Advanced International Studies from John Hopkins University.

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

Joseph Chow. Joseph Chow has been a managing director of Moelis and Company from June 2011 to March 2014. Mr. Chow had been our interim Chief Financial Officer from November 10, 2009 to June 10, 2010, advisor to our Chairman from June 11, 2010 to June 10, 2011, and has served as a director of our board of directors since May 4, 2010. Mr. Chow has extensive experience in corporate finance, financial advisory and management and has held senior executive and managerial positions in various public and private companies. Prior to joining us, Mr. Chow was a managing director of Goldman Sachs (Asia) LLP from 2008 to 2009. Prior to that, he served as an independent financial consultant from 2006 to 2008, as chief financial officer of Harbor Networks Limited from 2005 to 2006, and as chief financial officer of China Netcom (Holdings) Company Limited from 2001 to 2004. Prior to that Mr. Chow also served as the director of strategic planning of Bombardier Capital, Inc., as vice president of international operations of Citigroup and as the corporate auditor of GE Capital. Mr. Chow currently sits on the board as an independent executive director for China Lodging Group, Limited (NASDAQ: HTHT), and for Intime Department Store (Group) Co., Ltd (HKEx: INTIME). Mr. Chow has extensive knowledge of finance and accounting issues from his experience as Chief Financial Officer at Harbor Networks Limited and China Netcom (Holdings) Company Limited. Mr. Chow obtained a Bachelor of Arts degree in political science from Nanjing Institute of International Relations and an MBA from the University of Maryland at College Park.

David Hui Li. David Hui Li has served as a director of our board of directors since February 8, 2010. Mr. Li is a managing director of Warburg Pincus Asia LLC, a leading global private equity and venture capital firm. Mr. Li has been with Warburg Pincus since 2002. Before joining Warburg Pincus, Mr. Li was an Executive Director of the investment banking division of Goldman Sachs (Asia) LLC and a Vice President and an Associate of Morgan Stanley’s investment banking division in Hong Kong and New York. Mr. Li currently serves as a non-executive director of China Biologic Products, Inc. Between May 2006 and October 2008, Mr. Li served as the non-executive director of Kasen International Holdings Limited and from September 2008 to June 2011, he also served as a non-executive director in Intime Department Store (Group) Company Limited. Mr. Li received his B.S. degree in Economics from Renmin University of China and an MBA from Yale University’s School of Management.

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

Lei Lin. Lei Lin has served as an independent director of our board of directors since October 1, 2007. Mr. Lin is the founder of Sinotrust established in 1992, and which is a leading marketing research and consulting company in China. Mr. Lin is the president and chief executive officer of Sinotrust International Information and Consulting (Beijing) Co., Ltd. Mr. Lin’s experience as the founder and chief executive officer of Sinotrust provides him with deep insight into all aspects of business management. Mr. Lin received his bachelor’s degree in economic information management from Renmin University of China in July 1990.

Min Zhang. Min Zhang has served as a director of our board of directors since February 18, 2011.  Ms. Zhang has served as chief strategy officer of China Lodging Group (NASDAQ: HTHT) since November 2013, and as chief financial officer since March 2008, which operates Hanting Inns business hotel chain in China. She has more than ten years of experience in finance and consulting with multinational companies. Between 2005 and 2007, she was Finance Director of Eli Lilly (Asia) Inc., Thailand Branch, and between 2003 and 2005 she worked as Planning and Business Development manager at Eli Lilly & Company, China, and as Senior Financial Analyst at Eli Lilly & Company, Latin America in 2003.  She served as the Chief Financial Officer of ASIMCO Casting (Beijing) Company, Ltd., between 1998 and 2000.  She also worked with McKinsey & Company, Inc. as a consultant between 2000 and 2001. Ms. Zhang is the chairperson of our audit committee because of her extensive experience and background in finance and consulting, including her experience serving as Finance Director of Eli Lilly (Asia), Thailand Branch, and CFO of ASIMCO. Ms. Zhang obtained her Masters of Business Administration degree from Harvard Business School in 2003, and between 1990 and 1997 she received both Master’s and Bachelor’s degrees from the University of International Business and Economics, Beijing, China.

Donghao Yang. Donghao Yang served as our Chief Financial Officer from June 10, 2010 to August 29, 2011. Mr. Yang has served as a director of our board of directors since August 29, 2011. Mr. Yang has extensive experience in corporate finance, commodity trading and international business development. Mr. Yang has held senior executive and managerial positions in various public and private companies, including serving as Chief Financial Officer of VIP shop (NASDAQ: VPS) from August 2011 until now, Chief Financial Officer of Greater China of Tyson Foods, Inc. (NYSE: TSN) from March 2007 to April 2010, as Finance Director of Asia Pacific of Valmont Industries, Inc. (NYSE: VMI) from October 2003 to March 2007, and as Director in China Minerals Brazil Holding Limited from January 1999 to April 2001. Mr. Yang earned a Bachelor of Arts degree in Economics from Nankai University in 1993 and a Master of Business Administration degree from Harvard Business School in 2003.

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

Board of Directors

Our board of directors currently has seven directors, consisting of five independent directors, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market.

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

Nominating Committee

Our nominating committee consists of Jinrong Chen, Lei Lin and Min Zhang. Mr. Lin is the chairperson of our nominating committee. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the board of directors and recommending to the board the persons to be nominated by the board as nominees for director at each annual meeting of our stockholders. Specific responsibilities of our nominating committee include:

●	developing and recommending to the board of directors criteria for board of directors and committee membership;

●	identifying individuals qualified to become board of directors members;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;

●	developing and recommending to the board of directors a code of ethical conduct and a set of corporate governance policies and practices; and

●	monitoring and evaluating the performance of the board of directors.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon our review of these reports furnished to the Company, we believe that during the year ended March 31, 2014, our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our named executive officers during the fiscal year ended March 31, 2014. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Our “named executive officers” for the fiscal year ended March 31, 2014, include:

•	Liang Zhang, who serves as our chairman and chief executive officer;

•	Ning Cai, who serves as our chief financial officer;

•	Weiguo Zhang, who serves as our president and served as our interim chief financial officer prior to the appointment of Ning Cai as of December 18, 2012;

•	Xisen Mu, who serves as vice president for production management; and

•	Feng Zha, who serves as vice president for human resources and administration.

Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2014 of RMB 6.1521 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our named executive officers. Accordingly, for the fiscal year ended March 31, 2014, the components of our executive compensation program consisted of cash salary only. We note, however, that since 2008, the Company has maintained the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee has not to date granted any stock-based awards, the compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

Role of Named Executive Officers in Compensation Decisions

Our compensation committee annually reviews the performance of each named executive officer. The compensation committee makes all decisions with respect to compensation for the chief executive officer. Decisions regarding the compensation of our named executive officers other than our chief executive officer are made by our chief executive officer. According to our Compensation Committee Charter, the compensation committee shall have primary authority and responsibility for determining the type and level of compensation of the Chief Executive Officer. The Chief Executive Officer in consultation with the Compensation Committee shall have primary responsibility for determining the type and level of compensation of the other named executive officers.

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

Employment Agreements

We have entered into standard employment agreements with each of our named executive officers. The terms and conditions of each employment agreement are the result of negotiations between the executive officer and us, and the framework and structure of the agreements are intended to comply with applicable PRC labor and employment laws.

Liang Zhang’s employment agreement has an indefinite term and provides for an annual base salary of approximately $292,583. Ning Cai’s employment agreement will end on December 17, 2014, unless extended upon mutual agreement, and provides for an annual base salary of $107,280. Weiguo Zhang’s employment agreement has an indefinite term, and his position as president provides for an annual base salary of $95,000. Xisen Mu’s employment agreement will end on August 31, 2014, unless extended upon mutual agreement, and provides for an annual base salary of $102,404. Feng Zha’s employment agreement has an indefinite term and provides for an annual base salary of $146,291.

Fiscal Year 2014 Named Executive Officer Compensation Components

For the fiscal year ended March 31, 2014, the principal component of compensation for our named executive officers was their base salary and bonus. We provide named executive officers with a base salary to compensate them for services rendered during the fiscal year. The base salaries of our named executive officers vary. The base salary for each named executive officer is based on his or her position and responsibility. The bonus is based on his or her position and our annual overall performance, including certain sales expectations.

During its review of base salaries for executive officers, the compensation committee and the Chief Executive Officer primarily consider:

●	the negotiated terms of each executive officer’s employment agreement;

●	internal review of the executive officer’s compensation, both individually and relative to other executive officers; and

●	individual performance of the executive officers.

Salary levels are typically considered annually as part of our performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the compensation committee’s assessment of the individual’s performance.

Our named executive officers did not receive any equity-based compensation for the fiscal year ended March 31, 2014.

Consideration of Say-On-Pay Vote

At our 2013 Annual Meeting of Stockholders, almost 100% of votes were cast, on an advisory basis, in favor of the “say-on-pay” vote on executive compensation. As such, the compensation committee has concluded that our stockholders are satisfied with our existing compensation program. Based on this result and our ongoing review of our compensation policies, we believe that our existing executive compensation program effectively aligns the interests of our named executive officers with the long term goals of the Company.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)
Lei Lin
Min Zhang

Summary Compensation Table — Fiscal Year Ended March 31, 2014

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal year ended March 31, 2014, 2013 and 2012. The amounts reported in this table for the fiscal year ended March 31, 2014 have been converted from Renminbi to U.S. dollars based on the March 31, 2014 conversion rate of RMB6.1521 to $1.00.

Name and Principal Position	Year ended March 31	Salary ($)	Bonus ($)	Total ($)
Liang Zhang	2014	292,583	88,750	381,333
Chairman of the Board and	2013	172,279	—	172,279
Chief Executive Officer	2012	190,649	—	190,649
Ning Cai	2014	107,280	—	107,280
Chief Financial Officer	2013	30,354	—	30,354
Weiguo Zhang	2014	95,000	17,750	112,750
President and	2013	117,500	13,400	130,900
Former Interim Chief Financial Officer	2012	103,333	18,672	122,005
Xisen Mu	2014	123,080	12,425	135,505
Vice President, Production	2013	120,787	—	120,787
	2012	133,454	—	133,454
Feng Zha	2014	146,487	44,375	190,862
Vice President, Human Resources	2013	74,049	40,209	114,258
and Administration	2012	73,703	56,030	129,733

(1)
Messrs. Mu and Zha, along with our chief executive officer, chief financial officer and president, are our Company’s only executive officers who earned or were paid more than $100,000 with respect to fiscal year 2014.

Plan-Based Awards — Fiscal Year Ended March 31, 2014

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2014. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2014, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2014.

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

Director Compensation — Fiscal Year Ended March 31, 2014

The following table presents information regarding the compensation for the fiscal year ended March 31, 2014 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year ended March 31, 2014. None of our non-employee directors held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2014. Liang Zhang did not receive any compensation for his services as a director for the fiscal year ended March 31, 2014.
Name	Fees Earned or Paid in Cash ($)	Total ($)
Jinrong Chen	44,863	44,863
Joseph Chow	40,000	40,000
Lei Lin	44,863	44,863
Min Zhang	44,863	44,863
David Hui Li	－	－
Donghao Yang	44,863	44,863

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

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Lei Lin and Min Zhang each served on the compensation committee during the fiscal year ended March 31, 2014. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 16, 2014, regarding the beneficial ownership of our common stock by:

●	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

●	each of our directors and director nominees;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 16, 2014. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 57,300,713 shares of common stock outstanding as of June 16, 2014. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

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

(1)
This amount includes 36,000,000 shares owned by Beams Power Investment Limited, or Beams, a British Virgin Islands company which are pledged to certain lenders under a facility agreement. Liang Zhang has dispositive and voting power over investments by Beams. Liang Zhang’s wife, Xiuqing Meng, is the sole shareholder and director of Beams. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

(3)
According to a Schedule 13D/A filed by Warburg Pincus Private Equity IX, L.P., or Warburg, with the SEC on September 1, 2008, Warburg Pincus IX LLC, or WP IX LLC, is the sole general partner of Warburg. Warburg Pincus Partners LLC, or WP Partners, is the sole managing member of WP IX LLC, and Warburg Pincus & Co., or WP, is the sole managing member of WP Partners. Charles R. Kaye and Joseph P. Landy are each a managing general partner of WP and a managing member and Co-Chief Executive Officer of Warburg Pincus LLC, or WP LLC, which manages Warburg. WP, WP Partners, WP IX LLC, Warburg and WP LLC are collectively referred to as the “Warburg Pincus Entities.” Messrs. Kaye and Landy may be deemed to indirectly beneficially own the shares held by Warburg because of their affiliation with the Warburg Pincus Entities. Messrs. Kaye and Landy disclaim beneficial ownership of the shares held by Warburg except to the extent of their indirect pecuniary interest therein. The address of the Warburg Pincus Entities is 466 Lexington Avenue, New York, New York, 10017. This amount represents the shares of common stock held directly by the Warburg Pincus Entities.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have a 2008 Stock Incentive Plan which has been approved by our shareholders. The plan will terminate on June 10, 2018. To date, we have not issued any awards under the Plan.

The following table sets forth the number of common stocks remaining available for future issuance under the plan as of March 31, 2014.

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

In the fiscal year ended March 31, 2014 and 2013, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties represent office spaces rented to Honnete Beijing, Ao Naier, St. Angel (Beijing) Business Service, and St. Angel Cultural Communication. In the fiscal year ended March 31, 2014 and 2013, the Company’s services for related parties consist of office spaces rented to Honnete Beijing, Ao Naier, St. Angel (Beijing) Business Service and St Angel Cultural communication. The following table sets forth the value of our sales to our related parties for the fiscal year ended March 31, 2014 and 2013:

	Year Ended March 31,
(In thousands)	2014	2013
Beijing Honnete Dairy Co., Ltd.	$8	$775
St. Angel (Beijing) Business Service Co., Ltd.	1,780	2,470
Beijing Ao Naier Feed Stuff Co., Ltd.	524	293
Beijing St. Angel Cultural Communication Co., Ltd.	17	0
Total	$2,329	$3,538

In the fiscal year ended March 31, 2014, St. Angel Cultural Communication implemented certain marketing activities for the Company. In the fiscal year ended March 31, 2013, major purchases included (i) the Company purchased Lactose from Honnete Beijing, and (ii) St. Angel Cultural Communication implemented certain marketing activities for the Company. The following table sets forth the value of our purchases from our related parties for the fiscal year ended March 31, 2014 and 2013:

	Year Ended March 31,
(In thousands)	2014	2013
Beijing Honnete Dairy Co., Ltd.	$0	$4,674
Beijing Kelqin Dairy Co., Ltd.*	0	11
Beijing St. Angel Cultural Communication Co. Ltd.	460	577
Total	$460	$5,262
* Kelqin had become a third party since April 2013

We had indebtedness from related parties controlled by Liang Zhang. The following table sets forth the amount of indebtedness principal outstanding during the fiscal years ended March 31, 2014 and 2013:

	Year Ended March 31,
(In thousands)	2014	2013
Balance at beginning of the year	$2,860	$2,860
Repayment to related parties	2,860	—
Balance at end of the year	$—	$2,860

The principal of long term loan from related parties of $2.9 million and accumulated interest was repaid in full in fiscal year 2014. The interest expense of related party loans for the year ended March 31, 2014 and 2013 were $215,000 and $286,000, respectively. The interest rate for the loan was 10.0%.

Registration Rights Agreement

On February 21, 2014, Beams entered into a two-year facility agreement, as borrower therein, with Nomura Singapore Limited as mandated lead arranger, Deutsche Bank AG, Hong Kong Branch as facility agent (the “Facility Agent”), DB Trustees (Hong Kong) Limited as international security agent (the “International Security Agent”), Deutsche Bank Trust Company Americas as New York security agent (the “New York Security Agent”) and the Original Lender(s) as defined therein (the “Facility Agreement”), for credit in an aggregate amount of fifty-five million dollars (US$55,000,000). The Facility Agreement is secured by 36,000,000 shares of our common stock (as adjusted pursuant to the terms and conditions of the Facility Agreement, the “Pledged Shares”), par value US$0.0001 per share, held by Beams.

In connection with Beams’ pledging of the Pledged Shares and entering into the Facility Agreement, we entered into a registration rights agreement with the Facility Agent and Beams (the “Registration Rights Agreement”) on March 3, 2014, pursuant to which we agreed, (i) as soon as practicable after an event of default under the Facility Agreement has occurred and is continuing or the New York Security Agent has become the owner of the shares in accordance with the terms of the Pledge Agreement, to file with the Securities and Exchange Commission a registration statement for the resale of the shares and the Pledged Shares (collectively the “Registrable Securities”), to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable, and to maintain the effectiveness of the registration statement until the earlier of (A) the date on which all Registrable Securities have been sold pursuant to the registration statement, (B) the date on which all Registrable Securities have been sold under Rule 144 under the Securities Act, or (C) the passage of four years from March 3, 2014, and (ii) to grant the Facility Agent or its permitted assignees or transferees the right to two demand registrations and unlimited piggyback registrations, subject to certain conditions; provided that in each case, we will pay all expenses associated with each registration.

Control Agreements with Affiliated Entities

In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through Beijing Syclin Clinical Laboratory Co., Ltd., a subsidiary of Beijing Shengyuan Huimin Technology Service Co., Ltd., that is not directly owned by us. We control and consolidate these entities into our group consolidated results through a series of contractual arrangements which are summarized below.

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

Director Independence

The Board has determined all Board members, excluding Liang Zhang and Donghao Yang, are independent under the applicable NASDAQ rules. The Board has also determined the members of audit committee, compensation committee and nominating committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. See Item 10. Directors, Executive Officers and Corporate Governance – Board Committees – Audit Committee. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have engaged Deloitte Touche Tohmatsu Certified Public Accountants LLP (“Deloitte”) as our independent auditors. The engagement was approved by the audit committee of our Board of Directors. No relationship existed in any manner between Deloitte and us prior to the date we engaged Deloitte.

Audit Fees

Deloitte was paid aggregate fees of approximately $1,121,284 and $1,080,000 for the fiscal years ended March 31, 2014 and 2013, respectively, for professional services rendered for the audit of our annual financial statements included in Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2014 and 2013.

Audit-related Fees

Deloitte was paid no fees for the fiscal years ended March 31, 2014 and 2013, for audit related service.

Tax Fees

Deloitte was paid no fees for the fiscal years ended March 31, 2014 and 2013, for tax related service.

All Other Fees

Deloitte was paid no other fees for any other services rendered to us for the fiscal years ended March 31, 2014 and 2013.

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

SYNUTRA INTERNATIONAL, INC.

Date: June 16, 2014	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Ning Cai, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Position	Date
/s/ Liang Zhang
Liang Zhang	Chief Executive Officer, and Chairman (Principal Executive Officer)	June 16, 2014
/s/ Ning Cai
Ning Cai	Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2014
/s/ Joseph Chow
Joseph Chow	Director	June 16, 2014
/s/ David Hui Li
David Hui Li	Director	June 16, 2014
/s/ Jinrong Chen
Jinrong Chen	Director	June 16, 2014
/s/ Lei Lin
Lei Lin	Director	June 16, 2014
/s/ Min Zhang
Min Zhang	Director	June 16, 2014
/s/ Donghao Yang
Donghao Yang	Director	June 16, 2014

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

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

10.3
Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Xisen Mu, dated September 1, 2011(incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on June 14, 2012)

10.4
Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Feng Zha, dated February 29, 2012(incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on June 14, 2012)

10.5
Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Ning Cai, dated December 18, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on June 13, 2013)

10.6
Common Stock Purchase Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P. , dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.7
Voting and Co-Sale Agreement among Synutra International, Inc., Beams Power Investment Limited, and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.8	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008)

Exhibit Number	Description
10.9A
Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16A to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.9B
Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16B to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.10
Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. and Beijing Shengyuan Huimin Technology Service Co., Ltd. dated July 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.11
Business Operating Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.12
Equity Disposal Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.13
Share Pledge Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.14
Entrustment Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.15
Registration Rights Agreement, dated March 3, 2014, by and among Synutra International, Inc., Deutsche Bank AG, Hong Kong Branch and Beams Power Investment Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—March 31, 2014 and 2013, (ii) the Consolidated Statements of Operations—Year Ended March 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Year Ended March 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Equity—Year Ended March 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows—Year Ended March 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.