Form 10-Q
period 2014-06-30
Synutra International, Inc.
filed 2014-08-08
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 57,300,713 shares of the registrant’s common stock outstanding.

Page

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)

	June 30, 2014	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$41,037	$90,915
Restricted cash	76,215	67,211
Accounts receivable, net of allowance of $2,439 and $2,851, respectively	14,429	17,763
Inventories	77,347	83,986
Due from related parties	3,515	3,109
Income tax receivable	239	244
Receivable from disposal of a subsidiary	22,494	0
Assets held for sale	2,793	0
Prepayments, tax receivables and others	31,937	22,028
Total current assets	270,006	285,256

Property, plant and equipment, net	151,755	145,833
Land use rights, net	8,789	10,957
Intangible assets, net	4,249	4,270
Restricted cash	92,395	100,533
Due from related parties	2,096	2,355
Other assets	2,180	1,479
TOTAL ASSETS	$531,470	$550,683
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$90,471	$115,917
Long-term debt due within one year	91,326	91,505
Accounts payable	46,191	39,616
Due to related parties	1,509	1,556
Advances from customers	16,481	15,692
Income tax payable	1,511	0
Other current liabilities	33,961	45,980
Total current liabilities	281,450	310,266
Long-term debt	159,605	160,533
Deferred government subsidy	4,030	4,247
Capital lease obligations	7,871	7,898
Other long-term liabilities	6,212	6,483
Total liabilities	459,168	489,427

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at June 30, 2014 and March 31, 2014, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(86,639)	(104,579)
Accumulated other comprehensive income	23,178	30,529
Total common stockholders’ equity	71,985	61,396
Noncontrolling interest	317	(140)
Total equity	72,302	61,256

TOTAL LIABILITIES AND EQUITY	$531,470	$550,683

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
Net sales	$85,975	$82,205
Cost of sales	47,212	46,124
Gross profit	38,763	36,081
Selling and distribution expenses	12,593	14,771
Advertising and promotion expenses	9,702	8,476
General and administrative expenses	7,255	6,452
Gain on disposal and liquidation of subsidiaries	14,962	367
Government subsidies	128	165
Income from operations	24,303	6,914
Interest expense	4,837	3,887
Interest income	1,688	1,087
Other income, net	69	741
Income before income tax expense	21,223	4,855
Income tax expense	2,826	79
Net income	18,397	4,776
Net income attributable to the noncontrolling interest	457	1
Net income attributable to common stockholders	$17,940	$4,775

Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.31	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
Net income	$18,397	$4,776
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments
Unrealized translation gain (loss) during the period	(340)	552
Less: Reclassification adjustment for gains included in net income	(7,011)	0
Subtotal	(7,351)	552
Other comprehensive income (loss), net of tax	(7,351)	552
Comprehensive income	11,046	5,328
Less: Comprehensive income attributable to noncontrolling interest	457	1
Comprehensive income attributable to common stockholders	$10,589	$5,327

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net income	0	0	0	4,775	0	1	4,776
Other comprehensive income, net of tax of nil	0	0	0	0	552	0	552
Balance, June 30, 2013	57,301	$6	$135,440	$(130,733)	$29,380	$442	$34,535

Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$(140)	$61,256
Net income	0	0	0	17,940	0	457	18,397
Other comprehensive income, net of tax of nil	0	0	0	0	(7,351)	0	(7,351)
Balance, June 30, 2014	57,301	$6	$135,440	$(86,639)	$23,178	$317	$72,302

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
Operating activities:
Net income	$18,397	$4,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,701	3,495
Bad debt reversal	(691)	(413)
Inventory write down	630	1,902
Gain on disposal and liquidation of subsidiaries	(14,962)	(367)
Other	137	46
Changes in assets and liabilities:
Accounts receivable	(933)	6,333
Inventories	1,119	7,164
Due from related parties	(413)	(358)
Prepayments, tax receivables and others	(1,098)	(3,534)
Accounts payable	4,839	(1,492)
Due to related parties	(47)	(228)
Advances from customers	781	(3,279)
Income tax receivable/payable	(10)	1
Other current and noncurrent liabilities	(9,138)	(10,710)
Net cash provided by operating activities	3,312	3,336

Investing activities:
Acquisition of property, plant and equipment	(29,873)	(2,284)
Change in restricted cash	(883)	(1,976)
Proceeds from assets disposal	311	106
Net proceeds from disposal of subsidiaries	3,634	358
Net cash used in investing activities	(26,811)	(3,796)

Financing activities:
Proceeds from short-term debt	15,838	42,297
Repayment of short-term debt	(41,251)	(54,730)
Proceeds from long-term debt	27,252	40,776
Repayment of long-term debt	(28,348)	(26,347)
Payment on capital lease obligations	(35)	(104)
Net cash provided by (used in) financing activities	(26,544)	1,892

Effect of exchange rate changes on cash and cash equivalents	165	452

Net change in cash and cash equivalents	(49,878)	1,884
Cash and cash equivalents, beginning of period	90,915	79,050
Cash and cash equivalents, end of period	$41,037	$80,934

Supplemental cash flow information:
Interest paid	$4,708	$3,782
Income tax paid	1,582	75

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$9,471	$7,228
Disposal of a subsidiary included in receivables	22,494	0

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

The Company is responsible for the unaudited consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by US GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

As of June 30, 2014, the Company has an asset liability ratio of 86%, which is defined as total liabilities divided by total assets, and negative working capital of $11.4 million. However, the Company regards the going concern assumption as appropriate considering the following mitigating factors:

•	The Company managed to reverse the trend contributing to losses incurred in first half of fiscal 2013 by seven consecutive quarters of income from operations;

•	The Company had positive cash flows from operations since the second half of fiscal 2013; and

•
As of June 30, 2014, the Company had an unused credit facility of $48.8 million which could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

3.	DISPOSAL OF A SUBSIDIARY

In June 2014, the Company sold its wholly owned subsidiary in the powdered formula segment, Zhangjiakou Chahaer Dairy Co., Ltd. (“Zhangjiakou”) to Rightcom Co., Ltd. (the “Purchaser”) for a total cash consideration of $28.1 million to be paid in three installments. As of June 30, 2014, the Company has completed all of the closing procedures with the exception of the re-registration of land use right certificate and has effectively transferred its control on Zhangjiakou to the Purchaser. As the result of the sale, the Company recorded a $15.0 million in gain ($11.9 million after tax), which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $20.1 million and reclassification of foreign currency translation gain of $7.0 million from Other Comprehensive Income. The Purchaser made a 20% payment of $5.6 million and a 60% payment of $16.9 million in May and July 2014 respectively, with the remaining 20% payment of $5.6 million to be paid upon the completion of the re-registration of land use right certificate. The Company considers the re-registration of land use right certificate with the relevant government bureaus to be administrative in nature and expect that the procedure will be completed before December 2014.

Prior to the sale, the Company used Zhangjiakou to process high oil whey power to use in its production of powered formula products. Concurrently with the disposal, the Company has entered into agreements with Zhangjiakou, under which the Company will continue to engage Zhangjiakou in processing at least 16,000 tons of whey powder for the Company over the next two years.

4.	ASSETS HELD FOR SALE

In July 2014, the Company entered into a share purchase agreement (the “SPA Huiliduo”) with Beijing Jinkangpu Food Technology Co., Ltd. (the “Jinkangpu”), a third party, to sell to Jinkangpu all of the equity interests it holds in Beijing Shengyuan Huiliduo Food Technology Co., Ltd.(the “Beijing Huiliduo”), a subsidiary in food segment which ceased operation in November 2012, for a total consideration of RMB 8.3 million (equivalent to $1.3 million). The assets of Beijing Huiliduo mainly represent buildings and land use right, which were recorded in the assets held for sale as of June 30, 2014. The Company expects to record immaterial disposal gain in the second quarter of fiscal 2015.

5.	INVENTORIES

The Company’s inventories at June 30, 2014 and March 31, 2014 are summarized as follows:

(In thousands)	June 30, 2014	March 31, 2014
Raw materials	$47,633	$44,981
Work-in-progress	15,535	12,342
Finished goods	14,179	26,663
Total	$77,347	$83,986

The value of goods-in-transit included in raw materials was $13.8 million and $11.4 million as of June 30, 2014 and March 31, 2014, respectively, which mainly represented the purchase of milk powder and whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $0.6 million and $1.9 million for the quarter ended June 30, 2014 and 2013, respectively.

6.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	June 30, 2014	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$1,918	$1,918
Beijing Honnete Dairy Co., Ltd.	0	2
St. Angel (Beijing) Business Service Co. Ltd.	3,545	3,451
Beijing St. Angel Cultural Communication Co., Ltd.	0	6
Beijing Ao Naier Feed Stuff Co., Ltd.	148	87
Total	$5,611	$5,464

b.	Due to related parties

(In thousands)	June 30, 2014	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$878	$876
Beijing Honnete Dairy Co., Ltd.	479	478
Beijing St. Angel Cultural Communication Co., Ltd.	152	202
Total	$1,509	$1,556

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the quarter ended June 30, 2014, the Company’s sales to related parties mainly included feed grade milk powder sold to Ao Naier and powdered formula products sold to St. Angel (Beijing) Business Service. Other immaterial transactions with related parties included renting office spaces to Honnete, Ao Naier, St. Angel (Beijing) Business Service and St. Angel Cultural Communication. In the quarter ended June 30, 2013, the Company’s sales to related parties mainly included feed grade whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended June 30,
(In thousands)	2014	2013
Beijing Honnete Dairy Co., Ltd.	$2	$2
St. Angel (Beijing) Business Service Co., Ltd.	473	906
Beijing Ao Naier Feed Stuff Co., Ltd.	53	43
Beijing St. Angel Cultural Communication Co., Ltd.	6	0
Total	$534	$951

C.	Purchases from related parties

In the quarter ended June 30, 2014 and 2013, St. Angel Cultural Communication implemented certain marketing activities for the Company.

	Three Months Ended June 30,
(In thousands)	2014	2013
Beijing St. Angel Cultural Communication Co. Ltd.	$115	$121

7.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	June 30, 2014	March 31, 2014
Property, plant and equipment, cost:
Capital lease of building	$5,743	$5,744
Buildings and renovations	78,669	86,769
Plant and machinery	64,549	88,007
Office equipment and furnishings	10,836	11,507
Motor vehicles	2,574	3,452
Others	1,067	1,103
Total cost	$163,438	$196,582
Less: Accumulated depreciation:
Capital lease of building	858	813
Buildings and renovations	15,082	17,986
Plant and machinery	35,311	48,942
Office equipment and furnishings	6,262	6,400
Motor vehicles	1,691	2,491
Others	661	637
Total accumulated depreciation	59,865	77,269
Construction in progress	48,182	26,520
Property, plant and equipment, net	$151,755	$145,833

Construction in progress mainly represents construction and equipment purchase for the French subsidiary as of June 30, 2014 and March 31, 2014

The Company recorded depreciation expense for owned assets and capital leased assets of $4.6 million and $3.5 million for the quarter ended June 30, 2014 and 2013, respectively.

8.	DEBT

As of June 30, 2014 and March 31, 2014, the Company had short-term debt from banks of $90.5 million and $115.9 million, respectively.  The maturity dates of the short-term debt outstanding range from July 2014 to March 2015. The weighted average interest rate on short-term debt outstanding at June 30, 2014 and March 31, 2014 was 4.2% and 4.9%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at June 30, 2014 and March 31, 2014 were secured by the pledge of certain inventory purchased under letter of credit of $15.8 million and nil, respectively; the pledge of certain fixed assets totaling $5.2 million and $5.3 million, respectively; the pledge of the Company’s land use right of nil and $3.9 million, respectively; and the pledge of restricted cash deposits of $15.2 million and $17.0 million, respectively.

As of June 30, 2014 and March 31, 2014, the Company had long-term debt, including current portion, from banks of $250.9 million and $252.0 million, respectively. The maturity dates of the long-term debt outstanding range from July 2014 to May 2019. The weighted average interest rate of outstanding long-term debt at June 30, 2014 and March 31, 2014 was 4.5% and 4.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at June 30, 2014 and March 31, 2014 was secured by the pledge of restricted cash deposits of $103.0 million and $82.0 million, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Twelve Months Ended
June 30, 2015	$91,326
June 30, 2016	147,325
June 30, 2017	0
June 30, 2018	0
June 30, 2019	12,280

The borrowings denominated in currencies other than RMB were $160.2 million and $138.3 million as of June 30, 2014 and March 31, 2014, respectively.

The Company has unused long term loan facilities for Synutra France of €55.5 million (equivalent to $75.7 million) with banks, with cash deposit of $16.3 million as a pledge which was recorded under restricted cash noncurrent portion as of June 30, 2014. These debts use floating interest rates, which are calculated based on LIBOR. The maturity periods of these debts range from 59 months to 8 years, commencing from the actual drawdown date. As of June 30, 2014, the Company has used €9.0 million (equivalent to $12.3 million) of the above facilities, which will become due in May 2019.

The total amount of interest cost incurred was $5.2 million and $3.9 million, and the amount thereof that has been capitalized was $0.3 million and nil, for the quarter ended June 30, 2014 and 2013, respectively.

9.	OTHER CURRENT LIABILITIES

(In thousands)	June 30, 2014	March 31, 2014
Accrued discount, rebate and slotting fee	$13,475	$18,911
Payroll and bonus payables	4,301	9,469
Accrued selling expenses	3,329	6,793
Accrued advertising and promotion expenses	7,299	5,593
Accrued rental fee	408	366
Accrued interest expense	726	832
Others	4,423	4,016
Total	$33,961	$45,980

10.	INCOME TAXES

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

11.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended June 30,
(In thousands except for per share data)	2014	2013
Net income attributable to common stockholders	$17,940	$4,775
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.31	$0.08

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. (“RBS”)) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for the period ended June 30, 2013 as they would be anti-dilutive. The warrant agreement expired on June 30, 2013.

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

	Three Months Ended June 30,
(In thousands)	2014	2013
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$82,209	$68,079
Foods	41	86
Nutritional ingredients and supplements	1,668	6,344
Other business	2,057	7,696
Net sales	$85,975	$82,205
INTERSEGMENT SALES
Powdered formula	$1	$14
Foods	0	0
Nutritional ingredients and supplements	3,490	2,233
Other business	0	239
Intersegment sales	$3,491	$2,486
GROSS PROFIT (LOSS)
Powdered formula	$39,835	$36,281
Foods	(439)	(328)
Nutritional ingredients and supplements	(187)	(168)
Other business	(446)	296
Gross profit	$38,763	$36,081
Selling and distribution expenses	12,593	14,771
Advertising and promotion expenses	9,702	8,476
General and administrative expenses	7,255	6,452
Gain on disposal and liquidation of subsidiaries	14,962	367
Government subsidies	128	165
Income from operations	24,303	6,914
Interest expense	4,837	3,887
Interest income	1,688	1,087
Other income, net	69	741
Income before income tax expense	$21,223	$4,855

(In thousands)	June 30, 2014	March 31, 2014
TOTAL ASSETS
Powdered formula	$531,223	$567,051
Foods	16,440	16,692
Nutritional ingredients and supplements	47,972	49,039
Other business	154,549	131,876
Intersegment elimination	(218,714)	(213,975)
Total	$531,470	$550,683

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infant and adult, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of June 30, 2014, this network comprised over 680 independent distributors and over 550 independent sub-distributors who sell our products in approximately 23,000 retail outlets.

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

Executive Summary

After the successful implementation of our Gold Mining Strategy as described in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014, we are now focusing on strategic marketing initiatives to increase consumer interaction with our brands and drive overall market penetration. We believe direct communication with end consumers is important in strengthening our brand image.

During the fiscal first quarter, we disposed our Zhangjiakou manufacturing facility to optimize our future capacity after the operation of French Project commences, and we also signed contracts with Zhangjiakou to secure the high oil processing of whey power in the next two years. Additionally, we entered into a share purchase agreement with a third party in July 2014 to dispose Beijing Huiliduo Food Co., Ltd. in order to improve our asset utilization. The assets of Beijing Huiliduo are comprised of buildings and land use right which are currently idle.

We obtained formal approval for the environmental impact study of French Project in July 2014. We have finished most of the road and underground pipe network, and have begun to work on the foundation of buildings.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(In thousands, except per share data)	2014	2013	% Change
Net sales	$85,975	$82,205	5%
- Powdered formula segment	82,209	68,079	21%
Cost of sales	47,212	46,124	2%
- Powdered formula segment	42,374	31,798	33%
Gross profit	38,763	36,081	7%
- Powdered formula segment	39,835	36,281	10%
Gross Margin	45%	44%	3%
- Powdered formula segment	49%	53%	-9%
Income from operations	24,303	6,914	252%
Interest expense, net	3,149	2,800	13%
Income before income tax expense	21,223	4,855	337%
Income tax expense	2,826	79	*
- Effective tax rate	13.3%	1.6%	*
Net income	18,397	4,776	285%
Net income attributable to common stockholders	$17,940	$4,775	276%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.31	$0.08	276%
* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change in
(In thousands, except percentage data)	2014	2013	% Change	Volume	Price
Powdered formula	$82,209	$68,079	21%	-1%	22%
Foods	41	86	-52%
Nutritional ingredients and supplements	1,668	6,344	-74%
Other business	2,057	7,696	-73%
Net sales	$85,975	$82,205	5%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●	Sales volume of powdered formula products for the three months ended June 30, 2014 was 5,680 tons, as compared to 5,744 tons for the same period in the previous year.

●
The average selling price of our powdered formula products for the three months ended June 30, 2014 was $14,473 per ton, compared to $11,852 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price is mainly due to our ability to better control discounts as a result of the continued positive impacts of our Gold Mining Strategy.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment is comprised of prepared baby food and adult food, such as cooked meat and vegetables. In June 2013, we launched prepared adult food under this segment for patients with special nutritional needs after surgical operations. In October 2013, we recruited a sales staff of approximately 100, and placed our adult food products with approximately 3,500 retail outlets in December 2013. Currently, we are still adjusting our marketing strategy for the adult food products based on reactions from customers. We recognize sales when we are paid by the retail outlets due to the uncertainty in collectability.

The product mix in nutritional ingredients and supplements segment is mainly comprised of external sales of chondroitin sulfate materials to certain international pharmaceutical companies. As the price of these materials is negotiated yearly with the customers and the price of raw material has increased significantly recently, we suspended major orders from pharmaceutical companies, and intend to renegotiate the price with them.

Our Other business mainly included sales of milk powder, whey powder, packing materials, feed-grade milk powder and whey powder, and other raw materials. The decrease in sales of our Other business was mainly due to the decreased sales volume of milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended June 30,
(In thousands, except percentage data)	2014	2013	% Change
Powdered formula	$42,374	$31,798	33%
Foods	480	414	16%
Nutritional ingredients and supplements	1,855	6,512	-72%
Other business	2,503	7,400	-66%
Cost of sales	$47,212	$46,124	2%

The increased total cost of sales of the powdered formula segment was mainly due to the increased price in raw material of milk powder and increased testing and maintenance expenses on machineries during the production license renewal process.

The decrease in the cost of sales of nutritional ingredients and supplements segment was mainly due to decreased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Three Months Ended June 30,
(In thousands, except percentage data)	2014	2013	% Change
Gross profit	$38,763	$36,081	7%
- Powdered formula	39,835	36,281	10%
Gross margin	45%	44%
- Powdered formula	49%	53%

The decrease in gross margin was mainly due to the margin decrease in the powdered formula segment. The decrease in gross margin of the powdered formula segment was mainly due to a price increase in raw material of milk powder and an increase in testing and maintenance expenses on machineries during the production license renewal process, partially offset by the increased average selling price as discussed above.

Expenses

	Three Months Ended June 30,
(In thousands, except percentage data)	2014	2013	% Change
Selling and distribution expenses	$12,593	$14,771	-15%
Advertising and promotion expenses	9,702	8,476	14%
- Advertising expenses	1,524	493	209%
- Promotion expenses	8,178	7,983	2%
General and administrative expenses	7,255	6,452	12%
Gain on disposal and liquidation of subsidiaries	14,962	367	*
Government subsidies	128	165	-22%
* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense. The decrease in selling and distribution expenses was mainly due to our severance pay for the sales staff we laid off in the prior year period.

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

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to landscaping expenses incurred for our Qingdao facility as we retrofitted the whole factory in connection with the upgrades for its production license renewal.

Gain on disposal of subsidiaries represented gain on the disposal of Zhangjiakou to a third party of $15.0 million in the quarter ended June 30, 2014, and a diagnostic subsidiary to a third party of $367,000 in the quarter ended June 30, 2013.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended June 30,
(In thousands, except percentage data)	2014	2013	% Change
Interest expense	$4,837	$3,887	24%
Interest income	1,688	1,087	55%

The increase in interest expense was mainly due to an increase in loan balance, and an increase in bank charges for opening standby letters of credit.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the three month ended June 30, 2014 was mainly for the transaction gain of the Zhangjiakou disposal.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended June 30, 2014 was $17.9 million, compared to $4.8 million for the same period in the previous year.

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

Cash and cash equivalents totaled $41.0 million at June 30, 2014, of which $39.1 million was held outside of the United States.

As of June 30, 2014, we have an asset liability ratio of 86%, which is defined as total liabilities divided by total assets, and negative working capital of $11.4 million. However, we regard the going concern assumption as appropriate considering the following mitigating factors:

•	The Company managed to reverse the trend contributing to losses incurred in the first half of fiscal 2013 with seven consecutive quarters of income from operations;

•	The Company had positive cash flows from operations since the second half of fiscal 2013; and

•
As of June 30, 2014, the Company had an unused credit facility of $48.8 million which could be used when purchasing materials and the purchased inventory is used as a pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations. However, for normal operational needs, it provides a backup source of liquidity.

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

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility (the “French Project”) in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered. The Company has decided to add 50,000 tons of packaging and warehousing capacity for powdered formula products to the French Project. As a result, the updated estimated cost to build the facility is approximately Euro 136.0 million (equivalent to $185.6 million). The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow.

Recent developments of the French Project include:

•	On March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project;

•	In September 2013, the Company received the construction permit for the project from the municipal government of Carhaix;

•	We have signed long term loan facilities of €64.5 million (equivalent to $88.0 million) with banks, and used €9.0 million (equivalent to $12.3 million) facility; and

•
After we were informed that the environmental impact study resulted in a positive opinion in March 2014, we obtained the formal approval of the environmental impact study in July 2014, which is the last major government approval we need during the construction phase.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Three Months Ended June 30,
(In thousands)	2014	2013
Cash flow provided by/(used in):
Operating activities
Net income	$18,397	$4,776
Depreciation and amortization	4,701	3,495
Bad debt expense (reversal)	(691)	(413)
Inventory write down	630	1,902
Gain on disposal and liquidation of subsidiaries	(14,962)	(367)
Other	137	46
Changes in assets and liabilities	(4,900)	(6,103)
Total operating activities	3,312	3,336
Investing activities	(26,811)	(3,796)
Financing activities	(26,544)	1,892
Effect of foreign currency translation on cash and cash equivalents	165	452
Net change in cash and cash equivalents	$(49,878)	$1,884

Cash flow provided by operating activities was a result of the net income of $18.4 million, as adjusted for non-cash expense and income items of $10.2 million, and an increase in working capital of $4.9 million. In the three months ended June 30, 2014, we spent $55.1 million to purchase raw materials and other production materials, $15.9 million in staff compensation and social welfare, $10.1 million in taxes, $20.6 million in operating expenses, $4.7 million in interest, $0.1 million in land lease, received $109.7 million from our customers, $25,000 from government subsidy and $0.2 million from interest payments.

Cash flow used in investing activities in the three months ended June 30, 2014 represents $29.9 million payment for the purchase of property, plant and equipment, $0.9 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $0.3 million in proceeds from disposed assets, and $3.6 million proceeds from disposal of Zhangjiakou.

Cash flow used in financing activities in the three months ended June 30, 2014 mainly represents net cash outflow of $25.4 million from short-term loans and net cash outflow of $1.1 million from long-term loans, and $35,000 payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 8.”

Capital Expenditures

Our capital expenditures were $31.1 million and the corresponding cash outflow was $29.8 million for the three months ended June 30, 2014, which mainly represented expenditures for our drying facility project in France.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

 Recent Accounting Pronouncements

In April 2014, the FASB issued a new pronouncement which amends to change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. We do not anticipate material impacts to our financial position and result of operations upon adoption.

In May 2014, the FASB issued a new pronouncement which affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Step 1: Identify the contract(s) with a customer.

•	Step 2: Identify the performance obligations in the contract.

•	Step 3: Determine the transaction price.

•	Step 4: Allocate the transaction price to the performance obligations in the contract.

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

An entity should apply the amendments in this ASU using one of the following two methods:

1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

•	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.

•
For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.

•
For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:

•	The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.

•	An explanation of the reasons for significant changes.

We do not anticipate material impacts to our financial position and result of operations upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk”, “Inflation”, “Interest Rate Risk”, “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2014.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2014, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. There have been no material changes to these risks and uncertainties during the three months ended June 30, 2014.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  In the first half of 2014, the total revenue for the Santander Group in connection with the investment accounts was £23,200 whilst net profits were negligible relative to the overall profits of Banco Santander, S.A.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—June 30, 2014 and March 31, 2014, (ii) the Consolidated Statements of Operations—Three Months Ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three Months Ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Equity—Three Months Ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows—Three Months Ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	August 8, 2014	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer