Form 10-Q
period 2014-09-30
Synutra International, Inc.
filed 2014-11-10
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 57,300,713 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)

	September 30, 2014	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$47,747	$90,915
Restricted cash	93,126	67,211
Accounts receivable, net of allowance of $2,039 and $2,851, respectively	18,926	17,763
Inventories	84,169	83,986
Due from related parties	4,509	3,109
Income tax receivable	222	244
Receivable from disposal of subsidiaries	6,832	0
Prepayments, tax receivables and others	28,584	22,028
Total current assets	284,115	285,256

Property, plant and equipment, net	161,767	145,833
Land use rights, net	8,743	10,957
Intangible assets, net	4,062	4,270
Restricted cash	90,774	100,533
Due from related parties	1,800	2,355
Other assets	2,169	1,479
TOTAL ASSETS	$553,430	$550,683
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$118,785	$115,917
Long-term debt due within one year	102,429	91,505
Accounts payable	41,987	39,616
Due to related parties	1,500	1,556
Advances from customers	14,850	15,692
Income tax payable	1,111	0
Other current liabilities	40,390	45,980
Total current liabilities	321,052	310,266
Long-term debt	133,285	160,533
Deferred government subsidy	4,031	4,247
Capital lease obligations	7,846	7,898
Other long-term liabilities	6,167	6,483
Total liabilities	472,381	489,427

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at September 30, 2014 and March 31, 2014, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(76,402)	(104,579)
Accumulated other comprehensive income	20,136	30,529
Total common stockholders’ equity	79,180	61,396
Noncontrolling interest	1,869	(140)
Total equity	81,049	61,256

TOTAL LIABILITIES AND EQUITY	$553,430	$550,683

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$102,464	$88,556	$188,439	$170,761
Cost of sales	58,564	49,667	105,776	95,791
Gross profit	43,900	38,889	82,663	74,970
Selling and distribution expenses	14,856	13,496	27,449	28,267
Advertising and promotion expenses	8,913	10,763	18,615	19,239
General and administrative expenses	6,992	5,831	14,247	12,283
Gain on disposal and liquidation of subsidiaries	332	0	15,294	367
Government subsidies	167	103	295	268
Income from operations	13,638	8,902	37,941	15,816
Interest expense	3,703	4,024	8,540	7,911
Interest income	1,717	1,023	3,405	2,110
Other income (expense), net	(103)	111	(34)	852
Income before income tax expense	11,549	6,012	32,772	10,867
Income tax expense	45	14	2,871	93
Net income	11,504	5,998	29,901	10,774
Net income (loss) attributable to the noncontrolling interest	1,267	(75)	1,724	(74)
Net income attributable to common stockholders	$10,237	$6,073	$28,177	$10,848

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings per share – basic and diluted	$0.18	$0.11	$0.49	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$11,504	$5,998	$29,901	$10,774
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments
Unrealized translation gain (loss) during the period	(3,041)	444	(3,381)	996
Less: Reclassification adjustment for gains included in net income	0	0	(7,011)	0
Subtotal	(3,041)	444	(10,392)	996
Other comprehensive income (loss), net of tax	(3,041)	444	(10,392)	996
Comprehensive income	8,463	6,442	19,509	11,770
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,268	(75)	1,725	(74)
Comprehensive income attributable to common stockholders	$7,195	$6,517	$17,784	$11,844

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net income	0	0	0	10,848	0	(74)	10,774
Other comprehensive income, net of tax of nil	0	0	0	0	996	0	996
Balance, September 30, 2013	57,301	$6	$135,440	$(124,660)	$29,824	$367	$40,977

Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$(140)	$61,256
Net income	0	0	0	28,177	0	1,724	29,901
Other comprehensive income, net of tax of nil	0	0	0	0	(10,393)	1	(10,392)
Incorporation of a majority owned subsidiary	0	0	0	0	0	284	284
Balance, September 30, 2014	57,301	$6	$135,440	$(76,402)	$20,136	$1,869	$81,049

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Six Months Ended September 30,
	2014	2013
Operating activities:
Net income	$29,901	$10,774
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,679	7,025
Reversal of allowance for bad debt	(1,383)	(1,628)
Inventory write down	2,083	4,641
Gain on disposal and liquidation of subsidiaries	(15,294)	(367)
Other	364	46
Changes in assets and liabilities:
Accounts receivable	(4,729)	5,928
Inventories	(7,144)	9,404
Due from related parties	(1,404)	(616)
Prepaid land use right	46	(177)
Prepayments, tax receivables and others	4,427	3,581
Accounts payable	(1,174)	(376)
Due to related parties	(56)	(293)
Advances from customers	(849)	249
Income tax receivable/payable	(10)	3
Other current and noncurrent liabilities	(2,967)	(5,556)
Net cash provided by operating activities	9,490	32,638

Investing activities:
Acquisition of property, plant and equipment	(44,298)	(7,330)
Change in restricted cash	(16,135)	(19,966)
Proceeds from assets disposal	372	110
Net proceeds from disposal of subsidiaries	20,143	633
Net cash used in investing activities	(39,918)	(26,553)

Financing activities:
Proceeds from short-term debt	60,311	89,855
Repayment of short-term debt	(57,389)	(115,713)
Proceeds from long-term debt	46,861	58,201
Repayment of long-term debt	(62,169)	(40,579)
Payment on capital lease obligations	(300)	(150)
Net cash used in financing activities	(12,686)	(8,386)

Effect of exchange rate changes on cash and cash equivalents	(54)	762

Net change in cash and cash equivalents	(43,168)	(1,539)
Cash and cash equivalents, beginning of period	90,915	79,050
Cash and cash equivalents, end of period	$47,747	$77,511

Supplemental cash flow information:
Interest paid	$7,677	$7,471
Income tax paid	2,025	84

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$11,712	$4,955
Receivable recorded relating to disposal of subsidiaries	6,832	0

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

As of September 30, 2014, the Company has a negative working capital of $36.9 million, However, considering the Company has eight consecutive quarters of operating income and cash inflows as well as the unused credit facility of $48.8 million, management believes that adequate sources of liquidity will exist to fund the Company’s working capital and capital expenditure requirements, and to meet its short term debt obligations, other liabilities and commitments as they become due. Accordingly, management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. Note that the aforementioned unused credit facility could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations.

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

3.	DISPOSAL OF SUBSIDIARIES

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

In July 2014, the Company entered into a share purchase agreement with Beijing Jinkangpu Food Technology Co., Ltd. (“Jinkangpu”) to dispose its wholly owned subsidiary in the food segment, Beijing Huiliduo Food Technology Co., Ltd. (“Beijing Huiliduo”) for a total cash consideration of $1.3 million to be paid in two installments. As of September 30, 2014, the Company has completed all of the closing procedures and has effectively transferred its control on Beijing Huiliduo to Jinkangpu. As the result of the sale, the Company recorded a $0.3 million in gain, which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $1.0 million. Jinkangpu made a 10% payment in August 2014, with the remaining 90% payment to be paid within six months. Beijing Huiliduo ceased operations in November 2012, and the assets disposed of mainly represented buildings and the land use right.

4.	INVENTORIES

The Company’s inventories at September 30, 2014 and March 31, 2014 are summarized as follows:

(In thousands)	September 30, 2014	March 31, 2014
Raw materials	$53,302	$44,981
Work-in-progress	13,634	12,342
Finished goods	17,233	26,663
Total	$84,169	$83,986

The value of goods-in-transit included in raw materials was $16.6 million and $11.4 million as of September 30, 2014 and March 31, 2014, respectively, which mainly represented the purchase of milk powder and whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $1.5 million and $2.7 million for the quarter ended September 30, 2014 and 2013, respectively, and $2.1 million and $4.6 million for the six months ended September 30, 2014 and 2013, respectively.

5.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	September 30, 2014	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$1,918	$1,918
Beijing Honnete Dairy Co., Ltd.	0	2
St. Angel (Beijing) Business Service Co. Ltd.	4,301	3,451
Beijing St. Angel Cultural Communication Co., Ltd.	12	6
Beijing Ao Naier Feed Stuff Co., Ltd.	78	87
Total	$6,309	$5,464

b.	Due to related parties

(In thousands)	September 30, 2014	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$877	$876
Beijing Honnete Dairy Co., Ltd.	478	478
Beijing St. Angel Cultural Communication Co., Ltd.	145	202
Total	$1,500	$1,556

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three and six months ended September 30, 2014, the Company’s sales to related parties mainly included feed grade milk powder sold to Ao Naier and powdered formula products sold to St. Angel (Beijing) Business Service. Other immaterial transactions with related parties included renting office spaces to Honnete, Ao Naier, St. Angel (Beijing) Business Service and St. Angel Cultural Communication. In the three and six months ended September 30, 2013, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Beijing Honnete Dairy Co., Ltd.	$5	$2	$7	$4
St. Angel (Beijing) Business Service Co., Ltd.	1,398	333	1,871	1,239
Beijing Ao Naier Feed Stuff Co., Ltd.	95	51	148	94
Beijing St. Angel Cultural Communication Co., Ltd.	13	0	19	0
Total	$1,511	$386	$2,045	$1,337

C.	Purchases from related parties

In the three and six months ended September 30, 2014 and 2013, St. Angel Cultural Communication implemented certain marketing activities for the Company.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Beijing St. Angel Cultural Communication Co. Ltd.	$115	$122	$230	$243

6.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	September 30, 2014	March 31, 2014
Property, plant and equipment, cost:
Land	$1,692	$0
Capital lease of building	5,743	5,744
Buildings and renovations	79,168	86,769
Plant and machinery	64,612	88,007
Office equipment and furnishings	11,032	11,507
Motor vehicles	2,591	3,452
Others	1,138	1,103
Total cost	$165,976	$196,582
Less: Accumulated depreciation:
Capital lease of building	902	813
Buildings and renovations	15,998	17,986
Plant and machinery	36,667	48,942
Office equipment and furnishings	6,826	6,400
Motor vehicles	1,745	2,491
Others	695	637
Total accumulated depreciation	62,833	77,269
Construction in progress	58,624	26,520
Property, plant and equipment, net	$161,767	$145,833

Land represents a parcel of land acquired for the Company’s drying facility in France.

Construction in progress mainly represents construction and equipment purchase for the French subsidiary as of September 30, 2014 and March 31, 2014

The Company recorded depreciation expense for owned assets and capital leased assets of $3.0 million and $3.5 million for the quarter ended September 30, 2014 and 2013, respectively, and $7.6 million and $6.9 million for the six months ended September 30, 2014 and 2013, respectively.

7.	DEBT

As of September 30, 2014 and March 31, 2014, the Company had short-term debt from banks of $118.8 million and $115.9 million, respectively.  The maturity dates of the short-term debt outstanding range from October 2014 to September 2015. The weighted average interest rate on short-term debt outstanding at September 30, 2014 and March 31, 2014 was 3.5% and 4.9%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at September 30, 2014 and March 31, 2014 were secured by the pledge of certain fixed assets totaling $5.1 million and $5.3 million, respectively; the pledge of the Company’s land use right of nil and $3.9 million, respectively; and the pledge of restricted cash deposits of $29.5 million and $17.0 million, respectively.

As of September 30, 2014 and March 31, 2014, the Company had long-term debt, including current portion, from banks of $235.7 million and $252.0 million, respectively. The maturity dates of the long-term debt outstanding range from February 2015 to June 2019. The weighted average interest rate of outstanding long-term debt at September 30, 2014 and March 31, 2014 was 4.1% and 4.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at September 30, 2014 and March 31, 2014 was secured by the pledge of restricted cash deposits of $132.2 million and $82.0 million, respectively.

Included in the long-term debt as of September 30, 2014, long-term project loans outstanding for Synutra France were €13.2 million (equivalent to $16.7 million). These debts use floating interest rates, which are calculated based on LIBOR. The maturity dates of the long-term loans outstanding range from January 2019 to February 2019.

The borrowings denominated in currencies other than RMB were $127.8 million and $138.3 million as of September 30, 2014 and March 31, 2014, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Twelve Months Ended
September 30, 2015	$102,429
September 30, 2016	116,540
September 30, 2017	0
September 30, 2018	0
September 30, 2019	16,745

The total amount of interest cost incurred was $4.1 million and $4.0 million, and the amount thereof that has been capitalized was $0.4 million and nil, for the quarter ended September 30, 2014 and 2013, respectively. The total amount of interest cost incurred was $9.3 million and $7.9 million, and the amount thereof that has been capitalized was $0.8 million and nil, for the six months ended September 30, 2014 and 2013, respectively.

8.	OTHER CURRENT LIABILITIES

(In thousands)	September 30, 2014	March 31, 2014
Accrued discount, rebate and slotting fee	$16,756	$18,911
Payroll and bonus payables	6,737	9,469
Accrued selling expenses	3,197	6,793
Accrued advertising and promotion expenses	4,696	5,593
VAT and other tax payables	3,221	0
Accrued rental fee	450	366
Accrued interest expense	834	832
Others	4,499	4,016
Total	$40,390	$45,980

9.	INCOME TAXES

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

10.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands except for per share data)	2014	2013	2014	2013
Net income attributable to common stockholders	$10,237	$6,073	$28,177	$10,848
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings per share - basic and diluted	$0.18	$0.11	$0.49	$0.19

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. (“RBS”)) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for the period ended September 30, 2013 as they would be anti-dilutive. The warrant agreement expired on June 30, 2013.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
NET SALES TO EXTERNAL CUSTOMERS
Powdered formula	$92,807	$71,651	$175,016	$139,730
Foods	77	14	118	100
Nutritional ingredients and supplements	6,679	5,310	8,347	11,654
Other business	2,901	11,581	4,958	19,277
Net sales	$102,464	$88,556	$188,439	$170,761
INTERSEGMENT SALES
Powdered formula	$9	$60	$10	$74
Foods	0	0	0	0
Nutritional ingredients and supplements	5,333	2,569	8,823	4,802
Other business	0	0	0	0
Intersegment sales	$5,342	$2,629	$8,833	$4,876
GROSS PROFIT
Powdered formula	$42,296	$38,292	$82,131	$74,573
Foods	(367)	(409)	(806)	(737)
Nutritional ingredients and supplements	1,427	(339)	1,240	(507)
Other business	544	1,345	98	1,641
Gross profit	$43,900	$38,889	$82,663	$74,970
Selling and distribution expenses	14,856	13,496	27,449	28,267
Advertising and promotion expenses	8,913	10,763	18,615	19,239
General and administrative expenses	6,992	5,831	14,247	12,283
Gain on disposal and liquidation of subsidiaries	332	0	15,294	367
Government subsidies	167	103	295	268
Income from operations	13,638	8,902	37,941	15,816
Interest expense	3,703	4,024	8,540	7,911
Interest income	1,717	1,023	3,405	2,110
Other income (expense), net	(103)	111	(34)	852
Income before income tax expense	$11,549	$6,012	$32,772	$10,867

(In thousands)	September 30, 2014	March 31, 2014
TOTAL ASSETS
Powdered formula	$563,267	$567,051
Foods	13,470	16,692
Nutritional ingredients and supplements	55,463	49,039
Other business	152,806	131,876
Intersegment elimination	(231,576)	(213,975)
Total	$553,430	$550,683

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infant and adult, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of September 30, 2014, this network comprised over 700 independent distributors and over 500 independent sub-distributors who sell our products in approximately 23,000 retail outlets.

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

Executive Summary

After the successful implementation of our Gold Mining Strategy as described in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014, we have begun focusing on three sales and marketing initiatives since the beginning of fiscal 2015:

Our first initiative is the Kangaroo program under which we have allocated active members under our customer loyalty program to each of our in-store promoters and started to compensate promoters based on the bonus points that their members accumulate regardless of whether sold products were purchased at the store the promoter works.  The Kangaroo program also established a performance evaluation system under which our sales team members who oversee promoters are evaluated based on the quality of the service provided by promoters to our members through mobile mediums.

Secondly, we successfully launched four new premium products in September 2014, each of which was developed in response to increased market demand for premium products: (1) Advanced Super formula with partially hydrolyzed proteins, (2) Super Goat formula with 100% goat whole milk and goat whey protein, (3) Organic Super formula with 100% organic raw material produced by our overseas partner and (4) “Jishan” (gourmet) series of our Dutch Cow adult formula product which comes in gift box sets that emphasize the health benefits (including high fiber and low sugar) of the formula.

Thirdly, we have identified approximately 1,200 new infant formula stores that we believe have the potential to be high performing stores and will replace the poorer performing stores that we are continuing to exit pursuant to our Gold Mining Strategy.  To date we have entered 800 new stores, each of which we believe are leading infant formula stores in their respective areas. We established strict criteria on which stores to enter and on how to allocate our products and sales staff and promoters in each store in order to optimize the use of our resources.

Beyond these three initiatives, this year we have benefited in fiscal 2015 from the high growth in sales of our exclusively marketed private label channel.  This success is due to the brands we have acquired over the last year as well as due to our My Angel brand which has achieved an increased market share as many domestically registered minor brands have exited the market since the Chinese government started to call for consolidation in the infant formula market in first quarter of fiscal 2014.

The construction of our French Project, as described below, continues as planned. We obtained formal approval for the environmental impact study of French Project in July 2014. We have finished constructing the foundations of, and have begun work on the walls of, the buildings that will house our pretreatment workshop and drying workshop. We are also leveling the ground of for the buildings that will house our dry-mixing workshop and stereoscopic warehouse. The construction timeline remains unchanged with the start of trial operations expected in September 2015 and the start of formal operations of our two blow-drying towers expected in January 2016.  The start of our mixing and canning facility in France is scheduled in first quarter of calendar 2016 with importing into the Chinese market expected in the following quarter.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(In thousands, except per share data)	2014	2013	% Change
Net sales	$102,464	$88,556	16%
- Powdered formula segment	92,807	71,651	30%
Cost of sales	58,564	49,667	18%
- Powdered formula segment	50,511	33,359	51%
Gross profit	43,900	38,889	13%
- Powdered formula segment	42,296	38,292	11%
Gross Margin	43%	44%	-2%
- Powdered formula segment	46%	53%	-15%
Income from operations	13,638	8,902	53%
Interest expense, net	1,986	3,001	-34%
Income before income tax expense	11,549	6,012	92%
Income tax expense	45	14	*
Net income	11,504	5,998	92%
Net income attributable to common stockholders	$10,237	$6,073	69%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.18	$0.11	69%
* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change in
(In thousands, except percentage data)	2014	2013	% Change	Volume	Price
Powdered formula	$92,807	$71,651	30%	46%	-11%
Foods	77	14	*
Nutritional ingredients and supplements	6,679	5,310	26%
Other business	2,901	11,581	-75%
Net sales	$102,464	$88,556	16%
* not meaningful

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●	Sales volume of powdered formula products for the three months ended September 30, 2014 was 7,294 tons, as compared to 5,004 tons for the same period in the previous year.

●
The average selling price of our powdered formula products for the three months ended September 30, 2014 was $12,724 per ton, compared to $14,319 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The decrease in average selling price is mainly due to the change in product mix with more sale percentage by products with lower unit price, such as adult formula products and exclusively marketed private label products.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment is comprised of prepared baby food and adult food, such as cooked meat and vegetables. In September 2014, we began trying to sell prepared food to kindergartens, targeting children above the age of three. Currently, we are still adjusting our marketing strategy and sales channels for the baby and adult food products based on reactions from customers.

The product mix in nutritional ingredients and supplements segment is mainly comprised of external sales of chondroitin sulfate materials to international pharmaceutical companies. After temporarily suspending delivery due to significant increase in prices of raw materials in the quarter ended June 30, 2014, we have successfully renegotiated the selling price, and continued the export to pharmaceutical companies in the quarter ended September 30, 2014.

Our Other business mainly included sales of milk powder, whey powder, packing materials, feed-grade milk powder and whey powder, and other raw materials. The decrease in sales of our Other business was mainly due to the decreased sales volume of milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Powdered formula	$50,511	$33,359	51%
Foods	444	423	5%
Nutritional ingredients and supplements	5,252	5,649	-7%
Other business	2,357	10,236	-77%
Cost of sales	$58,564	$49,667	18%

The increased total cost of sales of the powdered formula segment was mainly due to the increased sales volume and increased raw milk powder price.

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Three Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Gross profit	$43,900	$38,889	13%
- Powdered formula	42,296	38,292	11%
Gross margin	43%	44%
- Powdered formula	46%	53%

The decrease in gross margin was mainly due to the margin decrease in the powdered formula segment. The decrease in gross margin of the powdered formula segment was mainly due to more low premium adult powdered formula products sold in the quarter ended September 30, 2014, and a price increase in raw milk powder.

Expenses

	Three Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Selling and distribution expenses	$14,856	$13,496	10%
Advertising and promotion expenses	8,913	10,763	-17%
- Advertising expenses	3,433	3,240	6%
- Promotion expenses	5,480	7,523	-27%
General and administrative expenses	6,992	5,831	20%
Gain on disposal and liquidation of subsidiaries	332	0	*
Government subsidies	167	103	62%
* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. The increase in selling and distribution expenses was mainly due to increased bonuses for sales staff for improved performance in the quarter ended September 30, 2014.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. We believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our products compared to mass media advertising. As a result, we now allocate more resources to such promotional activities. The decrease was mainly due to less national promotion activities incurred in the quarter ended September 30, 2014.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to less reversal of bad debt expense in the quarter ended September 30, 2014.

Gain on disposal of subsidiaries represented gain on the disposal of Beijing Huiliduo to a third party of $0.3 million in the quarter ended September 30, 2014.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Interest expense	$3,703	$4,024	-8%
Interest income	1,717	1,023	68%

The decrease in interest expense was mainly due to decreased average borrowing cost as we borrow more USD loans from Hong Kong which provide lower interest rate, $0.4 million interest expense capitalized for the French Project in the quarter ended September 30, 2014, partially offset by increased loan balance.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the three month ended September 30, 2014 was immaterial.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd., and in Shanghai Zhen Yun Cosmetics Co., Ltd., a 65% owned subsidiary incorporated in the second fiscal quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended September 30, 2014 was $10.2 million, compared to $6.1 million for the same period in the previous year.

Six Months Results of Operations

Below is a summary of selected comparative results of operations for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
(In thousands, except per share data)	2014	2013	% Change
Net sales	$188,439	$170,761	10%
- Powdered formula segment	175,016	139,730	25%
Cost of sales	105,776	95,791	10%
- Powdered formula segment	92,885	65,157	43%
Gross profit	82,663	74,970	10%
- Powdered formula segment	82,131	74,573	10%
Gross Margin	44%	44%	0%
- Powdered formula segment	47%	53%	-12%
Income from operations	37,941	15,816	140%
Interest expense, net	5,135	5,801	-11%
Income before income tax expense	32,772	10,867	202%
Income tax expense	2,871	93	*
- Effective tax rate	8.8%	0.9%	*
Net income	29,901	10,774	178%
Net income attributable to common stockholders	$28,177	$10,848	160%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.49	$0.19	160%
* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended September 30,			% Change in
(In thousands, except percentage data)	2014	2013	% Change	Volume	Price
Powdered formula	$175,016	$139,730	25%	21%	4%
Foods	118	100	18%
Nutritional ingredients and supplements	8,347	11,654	-28%
Other business	4,958	19,277	-74%
Net sales	$188,439	$170,761	10%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●	Sales volume of powdered formula products for the six months ended September 30, 2014 was 12,974 tons, as compared to 10,748 tons for the same period in the previous year.

●
The average selling price of our powdered formula products for the six months ended September 30, 2014 was $13,526 per ton, compared to $13,001 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price is mainly due to our ability to better control discounts as a result of the continued positive impacts of our Gold Mining Strategy.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment is comprised of prepared baby food and adult food, such as cooked meat and vegetables.

The product mix in nutritional ingredients and supplements segment is mainly comprised of external sales of chondroitin sulfate materials to international pharmaceutical companies. After temporarily suspending delivery due to significant increase in prices of raw materials in the quarter ended June 30, 2014, we have successfully renegotiated the selling price, and continued the export to pharmaceutical companies in the quarter ended September 30, 2014.

Our Other business mainly included sales of milk powder, whey powder, packing materials, feed-grade milk powder and whey powder, and other raw materials. The decrease in sales of our Other business was mainly due to the decreased sales volume of milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Six Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Powdered formula	$92,885	$65,157	43%
Foods	924	837	10%
Nutritional ingredients and supplements	7,107	12,161	-42%
Other business	4,860	17,636	-72%
Cost of sales	$105,776	$95,791	10%

The increased total cost of sales of the powdered formula segment was mainly due to increased sales volume and the increased price in raw material of milk powder and increased testing and maintenance expenses on machineries during the production license renewal process.

The decrease in the cost of sales of nutritional ingredients and supplements segment was mainly due to decreased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above.

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Six Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Gross profit	$82,663	$74,970	10%
- Powdered formula	82,131	74,573	10%
Gross margin	44%	44%
- Powdered formula	47%	53%

The decrease in gross margin of the powdered formula segment was mainly due to a price increase in raw material of milk powder and an increase in testing and maintenance expenses on machineries during the production license renewal process, partially offset by the increased average selling price as discussed above.

Expenses

	Six Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Selling and distribution expenses	$27,449	$28,267	-3%
Advertising and promotion expenses	18,615	19,239	-3%
- Advertising expenses	4,957	3,733	33%
- Promotion expenses	13,658	15,506	-12%
General and administrative expenses	14,247	12,283	16%
Gain on disposal and liquidation of subsidiaries	15,294	367	*
Government subsidies	295	268	10%
* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. We believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our products compared to mass media advertising. As a result, we now allocate more resources to such promotional activities.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to landscaping expenses incurred for our Qingdao facility as we retrofitted the whole factory in connection with the upgrades for its production license renewal.

Gain on disposal of subsidiaries represented gain on the disposal of Zhangjiakou to a third party of $15.0 million in the first fiscal quarter and of Beijing Huiliduo to a third party of $0.3 million in the second fiscal quarter.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Six Months Ended September 30,
(In thousands, except percentage data)	2014	2013	% Change
Interest expense	$8,540	$7,911	8%
Interest income	3,405	2,110	61%

The increase in interest expense was mainly due to an increase in loan balance, and an increase in bank charges for opening standby letters of credit, partially offset by decreased average interest rate, and $0.8 million interest expense capitalized for the French Project in the six months ended September 30, 2014.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the six month ended September 30, 2014 was mainly for the transaction gain of the Zhangjiakou disposal.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd., and in Shanghai Zhen Yun Cosmetics Co., Ltd., a 65% owned subsidiary incorporated in the second fiscal quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the six months ended September 30, 2014 was $28.2 million, compared to $10.8 million for the same period in the previous year.

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

Cash and cash equivalents totaled $47.7 million at September 30, 2014, of which $39.9 million was held outside of the United States.

As of September 30, 2014, the Company has a negative working capital of $36.9 million, However, considering the Company has eight consecutive quarters of operating income and cash inflows as well as the unused credit facility of $48.8 million, management believes that adequate sources of liquidity will exist to fund the Company’s working capital and capital expenditure requirements, and to meet its short term debt obligations, other liabilities and commitments as they become due. Accordingly, management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. Note that the aforementioned unused credit facility could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations.

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility (the “French Project”) in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered. The Company has decided to add 50,000 tons of packaging and warehousing capacity for powdered formula products to the French Project. As a result, the updated estimated cost to build the facility is approximately €136.0 million. The Company plans to finance a majority of the cost with long-term project financing, and the remaining part of the project with cash on hand and operating cash flow.

Recent developments of the French Project include:

•	on March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project;

•	in September 2013, the Company received the construction permit for the project from the municipal government of Carhaix;

•	we have signed long term loan facilities of €78.7 million with banks, and used €13.2 million facility;

•
after we were informed that the environmental impact study resulted in a positive opinion in March 2014, we obtained the formal approval of the environmental impact study in July 2014, which is the last major government approval we need during the construction phase; and

•
we have finished constructing the foundations of buildings of pretreatment workshop and drying workshop, and have begun working on the walls of the buildings. We are leveling the ground of our dry-mixing workshop and stereoscopic warehouse.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Six Months Ended September 30,
(In thousands)	2014	2013
Cash flow provided by/(used in):
Operating activities
Net income	$29,901	$10,774
Depreciation and amortization	7,679	7,025
Reversal of allowance for bad debt	(1,383)	(1,628)
Inventory write down	2,083	4,641
Gain on disposal and liquidation of subsidiaries	(15,294)	(367)
Other	364	46
Changes in assets and liabilities	(13,860)	12,147
Total operating activities	9,490	32,638
Investing activities	(39,918)	(26,553)
Financing activities	(12,686)	(8,386)
Effect of foreign currency translation on cash and cash equivalents	(54)	762
Net change in cash and cash equivalents	$(43,168)	$(1,539)

Cash flow provided by operating activities was a result of the net income of $29.9 million, as adjusted for non-cash expense and income items of $6.6 million, and an increase in working capital of $13.9 million. In the six months ended September 30, 2014, we spent $149.7 million to purchase raw materials and other production materials, $25.4 million in staff compensation and social welfare, $18.9 million in taxes, $33.8 million in operating expenses, $7.7 million in interest, $1.1 million in land lease, received $244.6 million from our customers, $25,000 from government subsidy and $1.3 million from interest payments.

Cash flow used in investing activities in the six months ended September 30, 2014 represents $44.3 million payment for the purchase of property, plant and equipment, $16.1 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $372,000 in proceeds from disposed assets, and $20.1 million proceeds from disposal of subsidiaries.

Cash flow used in financing activities in the six months ended September 30, 2014 mainly represents net cash inflow of $2.9 million from short-term loans and net cash outflow of $15.3 million from long-term loans, and $300,000 payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 7.”

Capital Expenditures

Our capital expenditures were $47.6 million and the corresponding cash outflow was $44.3 million for the six months ended September 30, 2014, which mainly represented expenditures for our drying facility project in France.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We do not anticipate material impacts to our financial statements’ presentation upon adoption.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2014, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. There have been no material changes to these risks and uncertainties during the three months ended September 30, 2014.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”). EIG and SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities of EIG and SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

As to EIG:

We understands that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that: “On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG or its affiliates discovered that Seyed Mahmoud Mohaddes (“Mohaddes”) was named as the account contact for a subscriber account (the “Subscriber Account”).  Previously, on July 2, 2013, before Mohaddes had been designated as a SDN, the billing information for the Subscriber Account was updated to include Mohaddes.  On September 16, 2013, the Office of Foreign Assets Control (“OFAC”) designated Mohaddes as a Specially Designated National (“SDN”), pursuant to 31 C.F.R. Part 560.304. EIG discovered Mohaddes when its routine compliance scan identified an attempt on or around September 26, 2014 to add Mohaddes, an SDN, as the account contact to the Subscriber Account. EIG blocked the Subscriber Account that day and reported the domain name registered to the Subscriber Account to OFAC as potentially the property of a SDN, subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.

On July 10, 2014, OFAC designated each of Stars Group Holding (“Stars”), and Teleserve Plus SAL (“Teleserve”), as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594.  On July 15, 2014, as part of EIG’s compliance review processes, they discovered that the domain names associated with each of Stars and Teleserve (the “Stars/Teleserve Domain Names”) were registered through our platform.  EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and they promptly reported the Domain Names as potentially blocked property to OFAC.  EIG did not generate any revenue from the Stars/Teleserve Domain Names since they were added to the SDN list on July 10, 2014.  To date, EIG has not received any correspondence from OFAC regarding the matter.

On July 15, 2014 during a compliance scan of all domain names on one of its platforms, EIG identified the domain name Kahanetzadak.com (the “Domain Name”), which was listed as an AKA of the entity Kahane Chai which operates as the American Friends of the United Yeshiva and was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224.  Since the Domain Name was transferred into one of EIG’s reseller's customer's account, there was no direct financial transaction between EIG and the registered owner of the Domain Name.  The Domain name was suspended upon discovering it on their platform, and EIG will be reporting the Domain Name to OFAC as potentially the property of a SDN.

As to SAMIH:

We understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage and two investment accounts with Santander Asset Management UK Limited.  No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In the nine months ended September 30, 2014, total revenue in connection with the mortgage was approximately £1,800 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  In the nine months ended September 30, 2014, the total revenue for the Santander Group in connection with the investment accounts was £190 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program who holds a business account, where no transaction have taken place.  Such account is in the process of being closed.  No revenue or profit has been generated.  A second UK national designated by the US for reasons of terrorism held a personal current account and a personal credit card account in the third quarter 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible.  No transactions have taken place on the credit card.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—September 30, 2014 and March 31, 2014, (ii) the Consolidated Statements of Operations—Three and Six Months Ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Six Months Ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Equity—Six Months Ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows—Six Months Ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	November 10, 2014	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer