Form 10-Q
period 2014-12-31
Synutra International, Inc.
filed 2015-02-09
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 9, 2015, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)
(UNAUDITED)

	December 31, 2014	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$85,468	$90,915
Restricted cash	96,264	67,211
Accounts receivable, net of allowance of $2,028 and $2,851, respectively	20,624	17,763
Inventories	85,042	83,986
Due from related parties	4,329	3,109
Prepaid income tax	1,743	244
Receivable from disposal of subsidiaries	6,951	0
Prepayments, tax receivables and others	35,168	22,028
Total current assets	335,589	285,256

Property, plant and equipment, net	180,730	145,833
Land use rights, net	8,740	10,957
Intangible assets, net	3,973	4,270
Restricted cash	94,458	100,533
Due from related parties	1,475	2,355
Other assets	2,961	1,479
TOTAL ASSETS	$627,926	$550,683
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$128,765	$115,917
Long-term debt due within one year	134,760	91,505
Accounts payable	55,542	39,616
Due to related parties	1,007	1,556
Advances from customers	19,014	15,692
Other current liabilities	50,160	45,980
Total current liabilities	389,248	310,266
Long-term debt	123,204	160,533
Deferred government subsidy	3,924	4,247
Capital lease obligations	7,862	7,898
Other long-term liabilities	6,077	6,483
Total liabilities	530,315	489,427

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at December 31, 2014 and March 31, 2014, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(59,138)	(104,579)
Accumulated other comprehensive income	18,843	30,529
Total common stockholders’ equity	95,151	61,396
Noncontrolling interest	2,460	(140)
Total equity	97,611	61,256

TOTAL LIABILITIES AND EQUITY	$627,926	$550,683

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$115,331	$101,034	$303,770	$271,795
Cost of sales	62,614	60,731	168,390	156,522
Gross profit	52,717	40,303	135,380	115,273
Selling and distribution expenses	15,851	12,486	43,300	40,753
Advertising and promotion expenses	10,498	9,769	29,113	29,008
General and administrative expenses	7,295	6,477	21,542	18,760
Gain on disposal and liquidation of subsidiaries	0	0	15,294	367
Government subsidies	152	362	447	630
Income from operations	19,225	11,933	57,166	27,749
Interest expense	3,315	3,850	11,855	11,761
Interest income	1,807	1,076	5,212	3,186
Other income, net	343	555	309	1,407
Income before income tax expense	18,060	9,714	50,832	20,581
Income tax expense	205	14	3,076	107
Net income	17,855	9,700	47,756	20,474
Net income (loss) attributable to the noncontrolling interest	591	(287)	2,315	(361)
Net income attributable to common stockholders	$17,264	$9,987	$45,441	$20,835

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings per share – basic and diluted	$0.30	$0.17	$0.79	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Dollars in thousands)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$17,855	$9,700	$47,756	$20,474
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments
Unrealized translation gain (loss) during the period	(1,293)	1,162	(4,674)	2,158
Less: Reclassification adjustment for gains included in net income	0	0	(7,011)	0
Subtotal	(1,293)	1,162	(11,685)	2,158
Other comprehensive income (loss), net of tax	(1,293)	1,162	(11,685)	2,158
Comprehensive income	16,562	10,862	36,071	22,632
Less: Comprehensive income (loss) attributable to noncontrolling interest	591	(287)	2,316	(361)
Comprehensive income attributable to common stockholders	$15,971	$11,149	$33,755	$22,993

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
  (Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net income	0	0	0	20,835	0	(361)	20,474
Other comprehensive income, net of tax of nil	0	0	0	0	2,158	0	2,158
Balance, December 31, 2013	57,301	$6	$135,440	$(114,673)	$30,986	$80	$51,839

Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$(140)	$61,256
Net income	0	0	0	45,441	0	2,315	47,756
Other comprehensive income, net of tax of nil	0	0	0	0	(11,686)	1	(11,685)
Incorporation of a majority owned subsidiary	0	0	0	0	0	284	284
Balance, December 31, 2014	57,301	$6	$135,440	$(59,138)	$18,843	$2,460	$97,611

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(UNAUDITED)

	Nine Months Ended December 31,
	2014	2013
Operating activities:
Net income	$47,756	$20,474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,953	10,600
Reversal of allowance for bad debt	(1,699)	(2,925)
Inventory write down	3,838	5,450
Gain on disposal and liquidation of subsidiaries	(15,294)	(367)
Other	365	56
Changes in assets and liabilities:
Accounts receivable	(6,025)	15,600
Inventories	(9,326)	(7,276)
Due from related parties	(1,222)	(474)
Prepaid land use right	97	(181)
Prepayments, tax receivables and others	(2,672)	(10,286)
Accounts payable	8,858	8,231
Due to related parties	(549)	(403)
Advances from customers	3,176	8,123
Income tax receivable/payable	(4,616)	4
Other current and noncurrent liabilities	1,026	(5,083)
Net cash provided by operating activities	34,666	41,543

Investing activities:
Acquisition of property, plant and equipment	(59,691)	(24,926)
Change in restricted cash	(21,964)	(12,685)
Proceeds from assets disposal	377	110
Proceeds from disposal of subsidiaries	22,186	633
Net cash used in investing activities	(59,092)	(36,868)

Financing activities:
Proceeds from short-term debt	125,114	127,137
Repayment of short-term debt	(112,465)	(155,599)
Proceeds from long-term debt	101,716	81,068
Repayment of long-term debt	(94,498)	(75,821)
Payment on capital lease obligations	(567)	(416)
Net cash used in financing activities	19,300	(23,631)

Effect of exchange rate changes on cash and cash equivalents	(321)	1,459

Net change in cash and cash equivalents	(5,447)	(17,497)
Cash and cash equivalents, beginning of period	90,915	79,050
Cash and cash equivalents, end of period	$85,468	$61,553

Supplemental cash flow information:
Interest paid	$10,465	$10,900
Income tax paid	4,869	95

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$15,416	$4,820
Receivable recorded relating to disposal of subsidiaries	6,951	0

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

As of December 31, 2014, the Company has a negative working capital of $53.7 million. However, considering the Company’s nine consecutive quarters of operating income and cash inflows as well as an unused credit facility of $36.0 million, management believes that there will be adequate sources of liquidity to fund the Company’s working capital and capital expenditure requirements, and to meet its short term debt obligations, other liabilities and commitments as they become due in the next 12 months period. Accordingly, management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. Note that the aforementioned unused credit facility could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations.

The unaudited consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd. (the variable interest entity, or "VIE"), in which the Company has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIE, the Company controls the operating activities and holds all the beneficial interests of the VIE and has been determined to be the primary beneficiary of the VIE. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIE are insignificant and hold de minimis assets and liabilities.

Net income or loss of a subsidiary is attributed to the Company and to the noncontrolling interests on the basis of relative ownership interest. Noncontrolling interests in subsidiaries are presented separately from the Company's equity therein.

All inter-company accounts and transactions have been eliminated in consolidation.

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

3.	DISPOSAL OF SUBSIDIARIES

In June 2014, the Company sold its wholly owned subsidiary in the powdered formula segment, Zhangjiakou Chahaer Dairy Co., Ltd. (“Zhangjiakou”) to Rightcom Co., Ltd. (the “Purchaser”) for a total cash consideration of $28.1 million to be paid in three installments. As of June 30, 2014, the Company has completed all of the closing procedures with the exception of the re-registration of land use right certificate and has effectively transferred its control on Zhangjiakou to the Purchaser. As the result of the sale, the Company recorded a $15.0 million in gain ($11.9 million after tax), which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $20.1 million and reclassification of foreign currency translation gain of $7.0 million from Other Comprehensive Income. The Purchaser made a 20% payment of $5.6 million and a 60% payment of $16.9 million in May and July 2014 respectively, with the remaining 20% payment of $5.6 million to be paid upon the completion of the re-registration of land use right certificate. The relevant government authority approved the re-registration in January 2015, and the Company expects the administrative procedures of issuing the land use right certificate will be completed in the first half of calendar year 2015.

Prior to the sale, the Company used Zhangjiakou to process high oil whey power to use in its production of powered formula products. Concurrently with the disposal, the Company has entered into agreements with Zhangjiakou, under which the Company will continue to engage Zhangjiakou in processing at least 16,000 tons of whey powder for the Company over the next two years.

In July 2014, the Company entered into a share purchase agreement with Beijing Jinkangpu Food Technology Co., Ltd. (“Jinkangpu”) to dispose its wholly owned subsidiary in the food segment, Beijing Huiliduo Food Technology Co., Ltd. (“Beijing Huiliduo”) for a total cash consideration of $1.3 million to be paid in two installments. As of September 30, 2014, the Company has completed all of the closing procedures and has effectively transferred its control on Beijing Huiliduo to Jinkangpu. As the result of the sale, the Company recorded a $0.3 million in gain, which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $1.0 million. Jinkangpu made a 10% payment in August 2014, with the remaining 90% payment to be paid before April 2015.

4.	INVENTORIES

The Company’s inventories at December 31, 2014 and March 31, 2014 are summarized as follows:

(In thousands)	December 31, 2014	March 31, 2014
Raw materials	$52,870	$44,981
Work-in-progress	18,151	12,342
Finished goods	14,021	26,663
Total	$85,042	$83,986

The value of goods-in-transit included in raw materials was $15.0 million and $11.4 million as of December 31, 2014 and March 31, 2014, respectively, which mainly represented the purchase of milk powder and whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $1.8 million and $0.8 million for the quarter ended December 31, 2014 and 2013, respectively, and $3.8 million and $5.5 million for the nine months ended December 31, 2014 and 2013, respectively.

5.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances
a.	Due from related parties, including current and non-current portion

(In thousands)	December 31, 2014	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$1,928	$1,918
Beijing Honnete Dairy Co., Ltd.	0	2
St. Angel (Beijing) Business Service Co. Ltd.	3,793	3,451
Beijing St. Angel Cultural Communication Co., Ltd.	0	6
Beijing Ao Naier Feed Stuff Co., Ltd.	83	87
Total	$5,804	$5,464

b.	Due to related parties

(In thousands)	December 31, 2014	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$853	$876
Beijing Honnete Dairy Co., Ltd.	0	478
Beijing St. Angel Cultural Communication Co., Ltd.	154	202
Total	$1,007	$1,556

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three and nine months ended December 31, 2014, the Company’s sales to related parties mainly included feed grade milk powder sold to Ao Naier and powdered formula products sold to St. Angel (Beijing) Business Service. Other immaterial transactions with related parties included renting office spaces to Honnete, Ao Naier, St. Angel (Beijing) Business Service and St. Angel Cultural Communication. In the three and nine months ended December 31, 2013, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Beijing Honnete Dairy Co., Ltd. ("Honnete")	$0	$2	$7	$6
St. Angel (Beijing) Business Service Co., Ltd. ("St. Angel (Beijing) Business Service")	1,190	250	3,061	1,489
Beijing Ao Naier Feed Stuff Co., Ltd. ("AoNaier")	250	173	398	267
Beijing St. Angel Cultural Communication Co., Ltd. ("Beijing St. Angel Cultural Communication")	0	11	19	11
Total	$1,440	$436	$3,485	$1,773

C.	Purchases from related parties

In the three and nine months ended December 31, 2014 and 2013, St. Angel Cultural Communication implemented certain marketing activities for the Company.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Beijing St. Angel Cultural Communication Co. Ltd.	$115	$122	$345	$365

6.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	December 31, 2014	March 31, 2014
Property, plant and equipment, cost:
Land	$1,625	$0
Capital lease of building	5,774	5,744
Buildings and renovations	80,314	86,769
Plant and machinery	65,781	88,007
Office equipment and furnishings	11,156	11,507
Motor vehicles	2,593	3,452
Others	1,144	1,103
Total cost	$168,387	$196,582
Less: Accumulated depreciation:
Capital lease of building	951	813
Buildings and renovations	16,977	17,986
Plant and machinery	38,201	48,942
Office equipment and furnishings	7,741	6,400
Motor vehicles	1,799	2,491
Others	733	637
Total accumulated depreciation	66,402	77,269
Construction in progress	78,745	26,520
Property, plant and equipment, net	$180,730	$145,833

Land represents a parcel of land acquired for the Company’s drying facility in France.

Construction in progress mainly represents construction and equipment purchase for the French subsidiary as of December 31, 2014 and March 31, 2014

The Company recorded depreciation expense for owned assets and capital leased assets of $3.3 million and $3.5 million for the quarter ended December 31, 2014 and 2013, respectively, and $10.9 million and $10.4 million for the nine months ended December 31, 2014 and 2013, respectively.

7.	DEBT

As of December 31, 2014 and March 31, 2014, the Company had short-term debt from banks of $128.8 million and $115.9 million, respectively. The maturity dates of the short-term debt outstanding range from January 2015 to December 2015. The weighted average interest rate on short-term debt outstanding at December 31, 2014 and March 31, 2014 was 3.8% and 4.9%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The short-term debt at December 31, 2014 and March 31, 2014 were secured by the pledge of certain fixed assets totaling $5.1 million and $5.3 million, respectively; the pledge of the Company’s land use right of nil and $3.9 million, respectively; and the pledge of restricted cash deposits of $33.1 million and $17.0 million, respectively.

As of December 31, 2014 and March 31, 2014, the Company had long-term debt, including current portion, from banks of $258.0 million and $252.0 million, respectively. The maturity dates of the long-term debt outstanding range from February 2015 to February 2019. The weighted average interest rate of outstanding long-term debt at December 31, 2014 and March 31, 2014 was 3.9% and 4.6%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. The indebtedness at December 31, 2014 and March 31, 2014 was secured by the pledge of restricted cash deposits of $142.7 million and $82.0 million, respectively.

Included in the long-term debt as of December 31, 2014, long-term project loans outstanding for Synutra France were €25.4 million (equivalent to $30.9 million). These debts use floating interest rates, which are calculated based on LIBOR. The maturity dates of the long-term loans outstanding range from January 2019 to February 2019.

Borrowings denominated in currencies other than RMB were $235.7 million and $138.3 million as of December 31, 2014 and March 31, 2014, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Twelve Months Ended
December 31, 2015	$134,760
December 31, 2016	72,317
December 31, 2017	19,938
December 31, 2018	0
December 31, 2019	30,949

The total amount of interest cost incurred was $3.8 million and $3.9 million, and the amount thereof that has been capitalized was $0.5 million and nil, for the quarter ended December 31, 2014 and 2013, respectively. The total amount of interest cost incurred was $13.1 million and $11.8 million, and the amount thereof that has been capitalized was $1.3 million and nil, for the nine months ended December 31, 2014 and 2013, respectively.

8.	OTHER CURRENT LIABILITIES

(In thousands)	December 31, 2014	March 31, 2014
Accrued discount, rebate and slotting fee	$27,764	$18,911
Payroll and bonus payables	8,935	9,469
Accrued selling expenses	3,730	6,793
Accrued advertising and promotion expenses	3,580	5,593
VAT and other tax payables	347	0
Accrued rental fee	168	366
Accrued interest expense	791	832
Others	4,845	4,016
Total	$50,160	$45,980

9.	INCOME TAXES

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

The increase in the effective tax rate for the nine months ended December 31, 2014 was mainly due to the income tax effect of the disposal of Zhangjiakou.

10.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands except for per share data)	2014	2013	2014	2013
Net income attributable to common stockholders	$17,264	$9,987	$45,441	$20,835
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301
Earnings per share - basic and diluted	$0.30	$0.17	$0.79	$0.36

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. (“RBS”)) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. These warrants were excluded from the computation of diluted earnings per share for the period ended December 31, 2013 as they would be anti-dilutive. The warrant agreement expired on June 30, 2013.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
NET SALES TO EXTERNAL CUSTOMERS
- Powdered formula	$106,552	$86,158	$281,568	$225,888
- Foods	56	30	174	130
- Nutritional ingredients and supplements	5,613	6,264	13,960	17,918
- Other business	3,110	8,582	8,068	27,859
Net sales	$115,331	$101,034	$303,770	$271,795
INTERSEGMENT SALES
- Powdered formula	$72	$14	$82	$88
- Foods	0	0	0	0
- Nutritional ingredients and supplements	3,908	2,525	12,731	7,327
- Other business	0	0	0	0
Intersegment sales	$3,980	$2,539	$12,813	$7,415
GROSS PROFIT
- Powdered formula	$53,188	$42,830	$135,319	$117,403
- Foods	(304)	(608)	(1,110)	(1,345)
- Nutritional ingredients and supplements	304	(843)	1,544	(1,350)
- Other business	(471)	(1,076)	(373)	565
Gross profit	$52,717	$40,303	$135,380	$115,273
Selling and distribution expenses	15,851	12,486	43,300	40,753
Advertising and promotion expenses	10,498	9,769	29,113	29,008
General and administrative expenses	7,295	6,477	21,542	18,760
GAIN ON DISPOSAL AND LIQUIDATION OF SUBSIDIARIES
- Powdered formula	$0	$0	$14,962	$0
- Foods	0	0	332	0
- Nutritional ingredients and supplements	0	0	0	0
- Other business	0	0	0	367
Gain on disposal and liquidation of subsidiaries	$0	$0	$15,294	$367
Government subsidies	152	362	447	630
Income from operations	19,225	11,933	57,166	27,749
Interest expense	3,315	3,850	11,855	11,761
Interest income	1,807	1,076	5,212	3,186
Other income, net	343	555	309	1,407
Income before income tax expense	$18,060	$9,714	$50,832	$20,581

(In thousands)	December 31, 2014	March 31, 2014
TOTAL ASSETS
- Powdered formula	$615,812	$558,924
- Foods	13,496	16,692
- Nutritional ingredients and supplements	57,177	51,289
- Other business	3,343	2,422
- Unallocated assets	8,975	845
- Intersegment elimination	(70,877)	(79,489)
Total	$627,926	$550,683

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infant and adult, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of December 31, 2014, this network comprised over 780 independent distributors and over 470 independent sub-distributors who sell our products in approximately 22,000 retail outlets.

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

Our first initiative is the Kangaroo program. Phase one of this program was to connect online communication and service by our promoters, or nutritional consultants, with their offline sales compensation. In the 3rd quarter of 2014 we started to calculate the bonuses for the consultants based on the points accumulated by their members, regardless of whether the sales are done by them at the store they work. In the 4th quarter of 2014 we fully integrated the communication tools used by our consultants, the WeChat cell phone APP which is the dominant mobile communication APP in China, with our self-developed sales management APP, which we call “Treasure in Hand”. The APP enables our consultants to host chat groups and chat with members much the same as under WeChat interface, while allowing Synutra to manage the chat group and contents in a centralized way if needed. Currently we are working on Phase Two of the Kangaroo program which is to encourage and integrate online sales with these online communication platforms.

Secondly, we successfully launched four new premium products in September 2014, each of which was developed in response to increased market demand for premium products: (1) Advanced Super formula with partially hydrolyzed proteins, (2) Super Goat formula with 100% goat whole milk and goat whey protein, (3) Organic Super formula with 100% organic raw material produced by our overseas partner and (4) “Jishan” (gourmet) series of our Dutch Cow adult formula product which comes in gift box sets that emphasize the health benefits (including high fiber and low sugar) of the formula. Sales of these products have been quite successful.  In particular, our Advanced Super formula with hydrolyzed proteins and the gift box set of our Dutch Cow adult formula product line have been well received.

Thirdly, we continue to identify new infant formula stores that we believe have the potential to be high performing stores, to replace the poorer performing stores that we are continuing to exit pursuant to our Gold Mining Strategy.  Since the beginning of this fiscal year we have entered approximately 1,000 such new stores.

Beyond these three initiatives, in fiscal 2015 we have benefited from the high growth in sales of our exclusively marketed private label channel.  This success is due to the brands we have acquired over the last year as many domestically registered minor brands have exited the market since the Chinese government started to call for consolidation in the infant formula market in first quarter of fiscal 2014.

We continue to execute on our French Project, as described below. Our board recently approved the expansion of the mixing and canning capacity at the Carhaix plant to 60,000 tons, as well as the addition of a can manufacturing line which will be fully automated and coordinated with the canning line.  As a result, the total budget for this project has increased to 161 million Euros.  We do not expect to have any further material increases to the budget or expansion of the facility’s capacities or functions.  We expect to begin trial operations of the drying towers in the fourth quarter of calendar 2015, with formal operations beginning in the first quarter of 2016, at which time trial operations will begin in the mixing and packaging facility.  Once we receive certification from the Chinese FDA, we plan to start importing our 100% French-produced infant formula into the Chinese market in the second quarter of calendar year 2016.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
(In thousands, except per share data)	2014	2013	% Change
Net sales	$115,331	$101,034	14%
- Powdered formula segment	106,552	86,158	24%
Cost of sales	62,614	60,731	3%
- Powdered formula segment	53,364	43,328	23%
Gross profit	52,717	40,303	31%
- Powdered formula segment	53,188	42,830	24%
Gross Margin	46%	40%	15%
- Powdered formula segment	50%	50%	0%
Income from operations	19,225	11,933	61%
Interest expense, net	1,508	2,774	-46%
Income before income tax expense	18,060	9,714	86%
Income tax expense	205	14	*
Net income	17,855	9,700	84%
Net income attributable to common stockholders	$17,264	$9,987	73%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.30	$0.17	73%
* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended December 31,			% Change in
(In thousands, except percentage data)	2014	2013	% Change	Volume	Price
Powdered formula	$106,552	$86,158	24%	24%	0%
Foods	56	30	87%
Nutritional ingredients and supplements	5,613	6,264	-10%
Other business	3,110	8,582	-64%
Net sales	$115,331	$101,034	14%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●	Sales volume of powdered formula products for the three months ended December 31, 2014 was 7,998 tons, as compared to 6,449 tons for the same period in the previous year.

●
The average selling price of our powdered formula products for the three months ended December 31, 2014 was $13,322 per ton, compared to $13,360 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets.

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

The product mix in nutritional ingredients and supplements segment is mainly comprised of external sales of chondroitin sulfate materials to international pharmaceutical companies. After temporarily suspending delivery due to significant increase in prices of raw materials in the quarter ended June 30, 2014, we have successfully renegotiated the selling price, and continued the export to pharmaceutical companies.

Our Other business mainly included sales of milk powder, whey powder, packing materials, feed-grade milk powder and whey powder, and other raw materials. The decrease in sales of our Other business was mainly due to the decreased sales volume of milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Powdered formula	$53,364	$43,328	23%
Foods	360	638	-44%
Nutritional ingredients and supplements	5,309	7,107	-25%
Other business	3,581	9,658	-63%
Cost of sales	$62,614	$60,731	3%

The increased total cost of sales of the powdered formula segment was mainly due to the increased sales volume.

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Three Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Gross profit	$52,717	$40,303	31%
- Powdered formula	53,188	42,830	24%
Gross margin	46%	40%
- Powdered formula	50%	50%

Expenses

	Three Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Selling and distribution expenses	$15,851	$12,486	27%
Advertising and promotion expenses	10,498	9,769	8%
- Advertising expenses	2,032	1,567	30%
- Promotion expenses	8,466	8,202	3%
General and administrative expenses	7,295	6,477	13%
Government subsidies	152	362	-58%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. The increase in selling and distribution expenses was mainly due to increased bonuses for sales staff for improved performance in the quarter ended December 31, 2014.

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

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to less reversal of bad debt expense in the quarter ended December 31, 2014.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Interest expense	$3,315	$3,850	-14%
Interest income	1,807	1,076	68%

The decrease in interest expense was mainly due to decreased average borrowing cost as we borrow more USD loans from Hong Kong which provide lower interest rate, $0.5 million interest expense capitalized for the French Project in the quarter ended December 31, 2014, partially offset by increased loan balance.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the three month ended December 31, 2014 was immaterial.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd., and in Shanghai Precious Care Cosmetic Co., Ltd., a 65% owned subsidiary incorporated in the second fiscal quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended December 31, 2014 was $17.3 million, compared to $10.0 million for the same period in the previous year.

Nine Months Results of Operations

Below is a summary of selected comparative results of operations for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
(In thousands, except per share data)	2014	2013	% Change
Net sales	$303,770	$271,795	12%
- Powdered formula segment	281,568	225,888	25%
Cost of sales	168,390	156,522	8%
- Powdered formula segment	146,249	108,485	35%
Gross profit	135,380	115,273	17%
- Powdered formula segment	135,319	117,403	15%
Gross Margin	45%	42%	5%
- Powdered formula segment	48%	52%	-8%
Income from operations	57,166	27,749	106%
Interest expense, net	6,643	8,575	-23%
Income before income tax expense	50,832	20,581	147%
Income tax expense	3,076	107	*
- Effective tax rate	6.1%	0.5%	*
Net income	47,756	20,474	133%
Net income attributable to common stockholders	$45,441	$20,835	118%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.79	$0.36	118%
* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Nine Months Ended December 31,			% Change in
(In thousands, except percentage data)	2014	2013	% Change	Volume	Price
Powdered formula	$281,568	$225,888	25%	22%	2%
Foods	174	130	34%
Nutritional ingredients and supplements	13,960	17,918	-22%
Other business	8,068	27,859	-71%
Net sales	$303,770	$271,795	12%

Net sales of our powdered formula segment include powdered formula products for infants, children and adults. The increase in net sales of our powdered formula products was mainly due to the following factors:

●	Sales volume of powdered formula products for the nine months ended December 31, 2014 was 20,972 tons, as compared to 17,197 tons for the same period in the previous year.

●
The average selling price of our powdered formula products for the nine months ended December 31, 2014 was $13,426 per ton, compared to $13,135 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price is mainly due to our ability to better control discounts as a result of the continued positive impacts of our Gold Mining Strategy.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the foods segment is comprised of prepared baby food and adult food, such as cooked meat and vegetables.

The product mix in nutritional ingredients and supplements segment is mainly comprised of external sales of chondroitin sulfate materials to international pharmaceutical companies. After temporarily suspending delivery due to the significant increase in prices of raw materials in the quarter ended June 30, 2014, we have successfully renegotiated the selling price, and continue to export to pharmaceutical companies.

Our Other business mainly included sales of milk powder, whey powder, packing materials, feed-grade milk powder and whey powder, and other raw materials. The decrease in sales of our Other business was mainly due to the decreased sales volume of milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Nine Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Powdered formula	$146,249	$108,485	35%
Foods	1,284	1,475	-13%
Nutritional ingredients and supplements	12,416	19,268	-36%
Other business	8,441	27,294	-69%
Cost of sales	$168,390	$156,522	8%

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

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Nine Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Gross profit	$135,380	$115,273	17%
- Powdered formula	135,319	117,403	15%
Gross margin	45%	42%
- Powdered formula	48%	52%

The decrease in gross margin of the powdered formula segment was mainly due to a price increase in raw material of milk powder and an increase in testing and maintenance expenses on machineries during the production license renewal process, partially offset by the increased average selling price as discussed above.

Expenses

	Nine Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Selling and distribution expenses	$43,300	$40,753	6%
Advertising and promotion expenses	29,113	29,008	0%
- Advertising expenses	6,989	5,300	32%
- Promotion expenses	22,124	23,708	-7%
General and administrative expenses	21,542	18,760	15%
Gain on disposal and liquidation of subsidiaries	15,294	367	*
Government subsidies	447	630	-29%
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

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to less reversal of bad debt expense for the nine months ended December 31, 2014.

Gain on disposal of subsidiaries represented gain on the disposal of Zhangjiakou to a third party of $15.0 million in the first quarter of fiscal 2015, and of Beijing Huiliduo to a third party of $0.3 million in the second quarter of fiscal 2015. The $0.4 million gain on disposal of subsidiaries in the nine months ended December 31, 2013 represented gain on the share transfer of a diagnostic subsidiary to a third party.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Nine Months Ended December 31,
(In thousands, except percentage data)	2014	2013	% Change
Interest expense	$11,855	$11,761	1%
Interest income	5,212	3,186	64%

The slight increase in interest expense was mainly due to an increase in loan balance, and an increase in bank charges for opening standby letters of credit, partially offset by decreased average interest rate, and $1.3 million interest expense capitalized for the French Project in the nine months ended December 31, 2014.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Expense

Income tax expense for the six month ended December 31, 2014 was mainly for the transaction gain of the Zhangjiakou disposal.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd., and in Shanghai Precious Care Cosmetic Co., Ltd., a 65% owned subsidiary incorporated in the second fiscal quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the nine months ended December 31, 2014 was $45.4 million, compared to $20.8 million for the same period in the previous year.

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

Cash and cash equivalents totaled $85.5 million at December 31, 2014, of which $82.1 million was held outside of the United States.

As of December 31, 2014, the Company has a negative working capital of $53.7 million. However, considering the Company’s nine consecutive quarters of operating income and cash inflows as well as an unused credit facility of $36.0 million, management believes that there will be adequate sources of liquidity to fund the Company’s working capital and capital expenditure requirements, and to meet its short term debt obligations, other liabilities and commitments as they become due in the next 12 months period. Accordingly, management believes the Company will be able to realize its assets and satisfy its liabilities in the normal course of business. Note that the aforementioned unused credit facility could be used when purchasing materials and the purchased inventory is used as pledge. The facility is not unconditionally committed as the bank may refuse to fund if there is a material adverse change to the Company’s operations.

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, the Company undertakes to build a new drying facility (the “French Project”) in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey. The Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchases less than the agreed amount, the Company would compensate Sodiaal or Euroserum for the loss suffered. The Company has decided to add 60,000 tons of packaging and warehousing capacity for powdered formula products to the French Project. As a result, the updated estimated costs to build the facility is approximately €161.0 million. The Company plans to finance a majority of the costs with long-term project financing, and finance the remaining part of the project with cash on hand and operating cash flow.

Recent developments of the French Project include:

•	on March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project;

•	in September 2013, the Company received the construction permit for the project from the municipal government of Carhaix;

•	we have signed long term loan facilities of €78.7 million with banks, and used €25.4 million facility;

•
after we were informed that the environmental impact study resulted in a positive opinion in March 2014, we obtained the formal approval of the environmental impact study in July 2014, which is the last major government approval we need during the construction phase; and

•
we are working on the roof of the buildings that will house our pretreatment workshop, the walls of the buildings that will house our drying workshop, and the foundations of the buildings that will house our dry-mixing workshop and stereoscopic warehouse.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Nine Months Ended December 31,
(In thousands)	2014	2013
Cash flow provided by/(used in):
Operating activities
Net income	$47,756	$20,474
Depreciation and amortization	10,953	10,600
Reversal of allowance for bad debt	(1,699)	(2,925)
Inventory write down	3,838	5,450
Gain on disposal and liquidation of subsidiaries	(15,294)	(367)
Other	365	56
Changes in assets and liabilities	(11,253)	8,255
Total operating activities	34,666	41,543
Investing activities	(59,092)	(36,868)
Financing activities	19,300	(23,631)
Effect of foreign currency translation on cash and cash equivalents	(321)	1,459
Net change in cash and cash equivalents	$(5,447)	$(17,497)

Cash flow provided by operating activities was a result of the net income of $47.8million, as adjusted for non-cash expense and income items of $1.8 million, and an increase in working capital of $11.3 million. In the nine months ended December 31, 2014, we spent $239.9 million to purchase raw materials and other production materials, $35.2 million in staff compensation and social welfare, $39.4 million in taxes, $54.9 million in operating expenses, $10.5 million in interest, $1.5 million in land lease, received $414.2 million from our customers and $1.8 million from interest payments.

Cash flow used in investing activities in the nine months ended December 31, 2014 represents $59.7 million payment for the purchase of property, plant and equipment, $22.0 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $377,000 in proceeds from disposed assets, and $22.1 million proceeds from disposal of subsidiaries.

Cash flow used in financing activities in the nine months ended December 31, 2014 mainly represents net cash inflow of $12.6 million from short-term loans and net cash inflow of $7.2 million from long-term loans, and $567,000 payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 7.”

Capital Expenditures

Our capital expenditures were $71.9 million and the corresponding cash outflow was $59.7 million for the nine months ended December 31, 2014, which mainly represented expenditures for our drying facility project in France.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended December 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2014, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. There have been no material changes to these risks and uncertainties during the three months ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, Synutra International Inc., may be required to disclose in our annual and quarterly reports to the Securities and Exchange Commission (the “SEC”), whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) had been a member of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”).  EIG and SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

As to EIG:

We understand that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that: “On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. EIG promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG has ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.”

“On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG’s compliance review processes, EIG discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through EIG’s platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and EIG promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when EIG discovered that they were registered through EIG’s platform on July 15, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.”

“On July 15, 2014 during a compliance scan of all domain names on one of our platforms, EIG identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of EIG’s resellers, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain Name was suspended upon EIG’s discovering it on EIG’s platform, and EIG reported the Domain Name to OFAC as potentially the property of a SDN. To date, EIG have not received any correspondence from OFAC regarding the matter.”

As to SAMIH:

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts.  The bank account held for one of these customers was closed in the fourth quarter of 2014.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation.  No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In 2014, total revenue in connection with the mortgage was approximately £2,580 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  Total revenue for the Santander Group in connection with the investment accounts was £250 and net profits in 2014 were negligible relative to the overall profits of Banco Santander, S.A.”

“In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program held a business account.  No transactions were made and the account was closed in the fourth quarter of 2014.  No revenue or profit has been generated.  A second UK national designated by the US for reasons of terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter of 2014. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible.  No transactions took place on the credit card.”

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—December 31, 2014 and March 31, 2014, (ii) the Consolidated Statements of Operations—Three and Nine Months Ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Nine Months Ended December 31, 2014 and 2013, (iv) the Consolidated Statements of Equity—Nine Months Ended December 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows—Nine Months Ended December 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	February 9, 2015	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer