Form 10-K
period 2015-03-31
Synutra International, Inc.
filed 2015-06-12
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $96.5 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 12, 2015, there were 57,300,713 shares of the registrant’s common stock outstanding.

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

Unless otherwise noted, all translations from Renminbi to U.S. dollars and all translations from EUR to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2015, which was RMB 6.1422 to $1.00 and EUR 0.9216 to $1.00, respectively. We make no representation that the Renminbi and EURO amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 9, 2015, the mid rate was RMB 6.1179 to $1.00 and EUR 0.8848 to $1.00.

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

ITEM 1.  BUSINESS

General Development and Narrative Description of Business

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2015, this network comprised over 740 independent distributors and over 310 independent sub-distributors who sell our products in approximately 21,000 retail outlets.

In fiscal years 2014 and 2013, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for fiscal year 2015, and the segment information in prior years was restated to be consistent with the current year reportable segments. The three reportable segments are:

●	Nutritional Food: includes the sale of powdered infant and adult formula products, with major brands including Super, My Angel and Dutch Cow, as well as the sale of prepared foods under the brand of Huiliduo;

●	Nutritional Supplement: includes the production and sale of nutritional supplements such as chondroitin sulfate to third parties, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) to the nutritional food segment for use in powdered formula production; and

●	Other Business: includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, providing genetic diagnostic services for new born babies, and sales of cosmetics to pregnant women.

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

The following is a brief description of our major operating subsidiaries:

●	Shengyuan Nutritional Food Co., Ltd., or Shengyuan Nutrition, located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the dry-mixing, packaging, shipping and distribution of all of our powdered formula products.

●	Synutra France International SAS, or Synutra France, located in Carhaix, France, was established in June 7, 2012 to manufacture milk powder, fat-enriched demineralized whey protein powder and infant milk powdered formula. Synutra France is currently under construction and in the pre-operating stage.

●	Inner Mongolia Mengyuan Food Co., Ltd., or Mengyuan, located in Fengzhen, Inner Mongolia, China, commenced operations in July 2007. Mengyuan is engaged in processing whey protein into high oil whey protein, an ingredient used in powdered formula production.

●	Inner Mongolia Huiliduo Food Co., Ltd., or Inner Mongolia Huiliduo, formerly known as Inner Mongolia Shengyuan Food Co., Ltd., located in Zhenglanqi, Inner Mongolia, China, was established in September 2006. Inner Mongolia Huiliduo began operations in August 2010 to produce prepared baby food, using the Huiliduo brand.

●	Meitek Technology (Qingdao) Co., Ltd., or Meitek, located in Qingdao, Shandong, China, was established in November 2006 to produce certain nutritional supplements. Meitek began operations in October 2008.

●	Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008, provides genetic diagnostic services for new born babies in cooperation with medical institutions, together with its subsidiary. The purpose of these activities is primarily marketing in nature to support our brand and product promotion. The operations and assets and liabilities associated with these consolidated variable interest entities are insignificant.

●	Synutra International (HK) Company Limited, or Synutra HK, registered in Hong Kong, was established in December 2008. The major function of Synutra HK is USD financing in Hong Kong.

●	Shanghai Precious Care Cosmetic Co., Ltd., or Precious Care, located in Shanghai, China, was established in June 2014 to engage in the sale of cosmetics to pregnant women.

The following chart reflects our organizational structure as of March 31, 2015. Unless specifically indicated otherwise, our subsidiaries are organized in mainland China.

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

Brands for Nutritional Food

Nutritional food product brands include several of China’s leading infant and adult formula brands, which mainly include Super, My Angel and Dutch Cow. We have positioned these brands as high quality brands, providing unique, clinically supported health and developmental benefits. Our infant powdered formula products include DHA and ARA, which support brain and immune system development of infants. Building upon the strength of our formula brands, we are extending into the prepared baby food and adult food market, using the Huiliduo brand.

Complementary Brands

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

We launched the “Precious Care” (Zhen Yun) brand of skincare cosmetics for pregnant and postpartum women in June 2014.  The products under our Precious Care brand are manufactured by original equipment manufacturer (“OEM”) suppliers using skincare materials with no hormones or other additives, which are intended to minimize the irritation to pregnant and postpartum women.

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

Our Products

Our products are grouped by category of production process and usage as well as internal resource allocation into three segments: (1) Nutritional Food, (2) Nutritional Supplement, and (3) Other Business. Sales of nutritional food, nutritional supplement, and other business comprised 93%, 5%, and 2% of our net sales for the fiscal year ended March 31, 2015, respectively.

Nutritional Food

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

Specialty Infant Formula

●	Lactose Free

●	Formulas for Preterm and Low Birth Weight Infants

●	Formulas addressing Calcium, Iron or Zinc Deficiency

●	Subscription only Medical Grade Formulas addressing digestive or metabolic disorder

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

Children’s Formula (Stage 3 and Stage 4)

We market children’s formula products under the Synutra family of brands. Super, My Angel, Dutch Cow and Super brand formulas addressing Calcium, Iron or Zinc Deficiency are produced for stage 3 and 4. We design these products to meet the changing nutrition needs of children at different stages of development. We offer products at stages 3 and 4 that are designed for children’s nutritional needs at one to three years of age and three to seven years of age, respectively. These products are not breast milk substitutes and are not designed for use as the sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. Our use of the Synutra brand allows for a consistent image across our stages 3 and 4 products.

We produce rice cereal products as supplements for children over 6 months. Our rice cereal products are produced using rice, fruit, vegetable, meat, vitamins and minerals. We believe that rice cereal products are essential supplements to formula milk.

Adult Formula

We produce Stage 0 powdered formulas for expectant and nursing mothers under Super brand. Our products for expectant or nursing mothers provide the developing fetus or breastfed infant with vitamin supplements and/or an increased supply of DHA for brain development. These products also supplement the mother’s diet by providing either DHA or ARA with increased proteins, as well as vitamins and minerals.

We produce powdered formulas for adult, such as formula with multi-vitamin, formula with high calcium, formula for the elderly, formula for women, and formula for students under the Dutch Cow brand. These products are developed to address specific types of consumer profiles and nutritional needs.

In 2014 we also launched the “Ji Shan” (Gourmet) series of Dutch Cow brand adult formula products which come in gift box sets that emphasize the health benefits (including high fiber and low sugar) of the formula.

Food Products

Food covers the sale of prepared pureed food for babies, children and adult. Baby food products are designed to be part of a child’s healthy diet with enhanced nutritional value. Adult food products are designed mainly for patients with special nutritional needs after surgical operations.

Nutritional Supplement

Our nutritional supplement segment covers the production and sale of nutritional supplement such as chondroitin sulfate, collagen, microencapsulated DHA and ARA. Chondroitin sulfate and collagen is mainly for industrial sales and export, with a small portion used in our self-developed nutritional products. Microencapsulated DHA and ARA powders are produced mainly for internal use in powdered formula production process.

Other Business

Other business principally includes ancillary sales of surplus milk powder and whey protein to industrial customers, providing genetic diagnostic services for new born babies, and sales of cosmetics to pregnant women.

Production

Powdered Formula Processing

In the fiscal year ended March 31, 2015, we imported all of the milk powder used for our powdered formula products from Fonterra Co-operative Group (“Fonterra”) in New Zealand. We imported all of the whey powder used for infant powdered formula products from Eurosérum S.A.S (“Eurosérum”) in France. We purchased other ingredients for our formula mostly from domestic suppliers.

We use whey protein and oil to produce high oil whey protein at our Fengzhen facilities, or engage a third party to produce high oil whey protein using whey protein and oil provided by us. In rare cases, when whey protein powder is in short supply, we use whey protein concentrates and lactose instead in the production.

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

In fiscal year 2015, Organic Super product was contract manufactured by Nutribio, a French company, and Dutch Cow infant formula product was contract manufactured by Friesland/Campina, a Dutch company. These products are produced according to our specification and the quality standards of both companies/countries.

Production and Packaging Facilities

Our processing and packaging facilities, which are all owned by us, are located in various locations in China, including Qingdao, Fengzhen and Zhenglanqi. These facilities encompass approximately 106,000 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operations have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

Our Qingdao and Fengzhen facilities are for our powdered formula production. As of March 31, 2015, we had high oil whey protein processing capacity of approximately 3,800 tons per year for the Fengzhen facility, and had packaging capacity of approximately 75,000 tons per year and dry-mixing processing capacity of approximately 78,000 tons per year for the Qingdao facility. We disposed the Zhangjiakou facility in June 2014. We purchase high oil whey powder from the Zhangjiakou facility based on prevailing market price to use in the production of powered formula products.

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

Our production facility for prepared foods is located in Zhenglanqi, Inner Mongolia. As of March 31, 2015, the Zhenglanqi facility had a processing capacity for prepared foods of 9,000 tons per year.

Our production facility for nutritional supplements is located in Qingdao. As of March 31, 2015, this facility had a processing capacity of 500 tons per year for chondroitin sulfate, 500 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders.

For information with respect to the installed capacity, location and function of our processing and packaging facilities, see “Item 2. Properties”.

Retail Packaging

The bulk of our powdered formula products come in three types of retail packaging: tin canisters, standup/display pouches, or sealed packages in a box. All packaging labels carry product information, nutritional profile, user instructions, product tracing data and shelf life date, product certification status, quality control and assurance remarks, manufacturer contact information, as well as customer service information that comply with PRC labeling requirements. Selected products are also retail-packaged in single-use sizes. Before any product leaves our packaging facility to distributors, we engage in an extensive testing and inspection of the final product.

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

On September 17, 2012 we entered into a partnership agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and Euroserum SAS, a wholly-owned subsidiary of Sodiaal (“Euroserum”). Under these agreements, we are building a new drying facility in Carhaix, France, to manufacture milk powder and fat-filled demineralized whey powder (the “French Project”). For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

We have built a sales network that covers all the provinces and provincial-level municipalities in mainland China. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to twenty urban sales areas which act as independent operating units, while each urban sales area covers three to twenty county sales areas. As of March 31, 2015, we had a sales and marketing force of approximately 1,600 employees, complemented by approximately 7,500 full time or part time commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

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

Distribution

We primarily work directly with over 740 independent distributors, who in turn work with over 310 independent sub-distributors, and approximately 21,000 retail outlets. Our dry-mixing and packaging subsidiary, Shengyuan Nutritional Food Co., Ltd., also serves as our national distribution center for our distributors in China. Through the personal digital assistant (“PDA”) devices and cell phone applications we installed for each distributor, we can monitor their inventory level closely. We accept purchase orders each month from the distributors. Our sales personnel also regularly inspect and perform stocktaking on distributors’ inventories to identify and control any potential inventory buildup. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

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

Marketing, Advertising and Promotion

Advertising

We advertise through various media, including television, print media and the Internet, with recent focus on e-commerce providers, mostly for our specialty infant formula products with special nutritional needs. Our advertising spending was $8.7 million, $6.1 million and $11.9 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

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

Research and Development

Our research and development activities focus on new product formulation, new ingredient development, creation of new methods to incorporate certain nutrients in our products, and improvement in product tastes and ingredient shelf stabilities. We engage in regular product refinement and new product development for our dairy-based formula products, as well as other forms of foods and nutritional ingredients.

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

During each of the fiscal years ended March 31, 2015, 2014 and 2013, we spent approximately 1.4%, 1.1% and 1.0% of net sales per year on research and development, respectively.

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

Multinational Brands

●	Abbot Laboratories’ Ross Products Division, a U.S. producer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas;

●	Mead Johnson Nutrition Co., or Mead Johnson, formerly a Bristol-Myers Squibb Company Division, a U.S. producer and distributor of the Enfamil family of formulas;

●	Groupe Danone SA, or “Danone”, a French producer and distributor of infant formula products in China under the Karicare/Nutrilon/Aptamil/Dumex brands;

●	Nestlé Suisse SA, or Nestlé, a Swiss producer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation, and under Wyeth brands which was acquired from Pfizer in 2012;

Domestic Brands

●	Biostime International Holdings Limited, or Biostime, a PRC producer of infant formula products and baby care products under their Biostime and BMcare brand;

●	Inner Mongolia Yili Industrial Group Co., Ltd., or Yili, a PRC producer and distributor of liquid and powdered milk under their Yili brand;

●	Beingmate Group Company Limited, or Beingmate, a PRC producer and distributor of infant formula products under their Beingmate brand;

●	Guangdong Yashili Group Co., Ltd., or Yashili, a PRC consumer brand marketer which sells a line of infant formula products under their Yashili brand; and

●	Feihe International, Inc., a PRC producer and distributor of milk formula products under their Feihe brand.

According to data collected by the PRC National Commercial Information Center, or CIC, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 83% of total infant formulas sold in China in calendar year 2014.

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

As of March 31, 2015, we had 377 registered trademarks in China, and 6 registered trademarks in other districts and countries. Additionally, we had 165 trademark applications pending approval in China.

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

Our Employees

As of March 31, 2015, we employed approximately 2,700 employees in all of our facilities, with approximately 120 head office management staff and research and development employees, approximately 1,000 production employees, and approximately 1,600 sales and marketing employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

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

In December 2013, the Chinese State Food and Drug Administration updated the national guidance for the renewal and re-affirmation of production licenses for manufacturing infant-formula milk powder products in China. For any infant-formula milk powder manufacturer whose license is expiring in 2014, the renewal process needs to be completed by March 31, 2014. For any infant-formula milk powder manufacturer whose license expires in a later year, the re-affirmation needs to be completed by May 31, 2014. This regulation sets forth new rules and raises the bar on infant formula producers in nine areas, including product safety control, purchase of raw materials, formula product inspection, manufacturing process and product traceability. In particular, the requirement on a 100,000 grade clean space to meet the medical grade Good Manufacturing Practices is widely considered as the most challenging requirement. Our Qingdao facility obtained the renewed production licensed in April 2014, which is valid through April 2017.

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

Financial Information about Segments and Geographic Areas

We have three reportable segments, which are nutritional food, nutritional supplement and other business. Other business includes non-core operations such as ancillary sales of excess or unusable ingredients and materials to industrial customers. Please refer to Note 17 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

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

Our operations rely heavily on debt, and at March 31, 2015, we had short-term debt of $145.6 million, long-term debt due within one year of $130.4 million and long term debt of $144.6 million. In addition, in connection with the construction of the drying facility in Carhaix, France, we will need additional funding but may not be able to secure financing on satisfactory terms, which could decrease our working capital. See “Liquidity and Capital Resources.” Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, there can be no assurance that our operation will generate sufficient cash flows to meet our liquidity needs, and we therefore may have negative cash flows in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all. We may not be able to repay such borrowings in full or at all when due and, if we were to default on the repayment of these borrowings, we may not be able to continue our operations as a going concern.

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

On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine, or China AQSIQ, announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the illness and deaths of infants and children in China. There were six reported deaths and approximately 300,000 children suffered kidney-related illnesses due to the contaminated infant formula of one of our competitors. This contamination incident resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, declined significantly since September 2008 until late 2009. We recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The total cost of this action was $100.6 million which was recognized as a change to cost of sales, selling and distribution expenses and general and administrative expenses in our consolidated statement of income mostly in fiscal year 2009.

Although we have not confirmed any cases of kidney-related or other illnesses caused by our products, we cannot assure you that such cases will not surface in the future. The Chinese government has provided medical screening, treatment, and care for consumers affected by melamine contamination in infant formula products. We contributed a net amount of $2.3 million to a compensation fund set up by China Dairy Industry Association in fiscal 2009 to settle existing and potential claims arising in China from families of infants affected by melamine contamination. We cannot assure you that the Chinese government will not seek further reimbursement from dairy and formula product manufacturers, including us.

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

Our business requires certain key raw materials, such as milk powder and whey powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. While our agreements with Sodiaal and Euroserum are intended to provide our supplies in the future, the drying facility in Carhaix, France is not expected to be operational until late 2015 see “Liquidity and Capital Resources” further details. Other than these agreements, we currently do not have guaranteed supply contracts with any other raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey powder and imported milk powder. We now use imported milk powder from New Zealand for all of our powered formula products as consumers have less confidence in domestically-produced milk powder. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

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

We primarily rely on third-party distributors and sub-distributors for the distribution and sales of our products. We sell our products through an extensive nationwide distribution and sales network covering all of the provinces and provincial-level municipalities in mainland China. As of March 31, 2015, this network comprised over 740 independent distributors and over 310 independent sub-distributors who sell our products in approximately 21,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions, and are also responsible for developing the sub-distributors located in their own regions. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

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

We initiated a “gold mining” marketing strategy (“the Strategy Gold Mining“) in September 2012 to strengthen our management of the sales channel, the goal of which is to use marketing and promotional expenditures more effectively and to improve net profit by centrally monitoring the spending in each retail outlet. We have terminated our relationship with those retail outlets with low sales volume and a low yield rate on the slotting fees, to focus our resources on those retail outlets with high sales volume and a higher yield rate on the slotting fees. As a result, our number of retail outlets reduced from more than 60,000 at June 30, 2012 to approximately 27,000 at March 31, 2013. The Gold Mining Strategy was substantially completed by March 31, 2013. We cannot be certain that the Gold Mining Strategy will produce the results as planned in the long term.

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

A severe and prolonged downturn in the Chinese or global economy or disruptions in the financial markets may adversely impact our business and results of operations and may limit our access to additional financing.

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

In addition, if the capital and credit markets experience volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. In addition, fluctuations in interest rates could impact our floating rate debt negatively and increase our debt obligations.

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

As discussed in “Liquidity and Capital Resources”, we entered into a series of agreements with Sodiaal Union and Euroserum SAS relating to a long-term industrial and commercial partnership. Under the agreements, we are committed to building a new drying facility in Carhaix, France, intended to manufacture powdered milk and fat-enriched demineralized whey powder. The updated estimated cost to build the facility is approximately € 161.0 million. There is no assurance whether we will be able to obtain further financing on satisfactory terms. In addition, we cannot be certain whether the facility will produce the quality and quantity of products as planned and whether the facility will encounter any mechanical or other issues in the future. Any of these issues could have a material adverse impact on our future operations and financial results.

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

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. In addition to our core nutritional food business, we have also entered into other business segments such as the nutritional supplement segment. Our future research and development efforts will focus on further expanding our product offerings beyond dairy-based nutritional products. If we fail to timely develop these and other new products or if we incorrectly gauge market demand for such new products, we may not be able to grow our sales revenue at expected growth rates and may incur expenses and capital expenditure costs relating to the development of new products that do not generate a positive return on the investment.

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

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owns approximately 62.8% of our outstanding common stock through a company owned by his wife as of March 31, 2015. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of our assets; and

•	amendments to our certificate of incorporation.

The decisions of Liang Zhang may conflict with our interests or the interests of our other stockholders.

We have committed to certain capacity expansion projects that require significant capital investment. Such capital may not be available on favorable terms or at all.

We have, in the past, obtained loans and sold our common stock to raise additional capital. We have committed to certain capacity expansion projects, in particular the French Project which requires a total investment of €161.0 million. There is no assurance that we will be able to generate the required equity portion of the investment in the French Project from our operation cash flow, or raise the required debt portion of the French Project investment. Failure to do so may cause us to delay or abandon the French Project, which in turn may lead to the deterioration of our relationship with Euroserum and Sodiaal, and potentially other material adverse impact on our business. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, we will be in default. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

The value of our common stock will be indirectly affected by fluctuations in currency exchange rates, particularly between the U.S. dollar/Euro and the Renminbi, and other currencies in which our sales may be denominated, and may affect our net profit margins and result in foreign currency exchange gains or losses on our U.S. dollar/Euro denominated assets and liabilities. Because our earnings and cash assets are primarily denominated in Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar/Euro would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

The value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. In late 2005, China amended its policy of tracking the value of the Renminbi to the U.S. dollar. The new policy permitted the Renminbi to fluctuate against a basket of foreign currencies, which caused the Renminbi to appreciate by approximately 21.5% against the U.S. dollar over the following three years. Since 2008, the Renminbi has fluctuated against other freely traded currencies. In June 2010, the PRC government announced that it would allow greater flexibility for the Renminbi to fluctuate against the U.S. dollar, which resulted in further appreciation of the Renminbi. Between June 30, 2010 and December 31, 2013, the value of the Renminbi appreciated by approximately 12.0% against the U.S. dollar, although in 2014, the value of the Renminbi depreciated approximately 2.5% against the U.S. dollar. We cannot provide any assurances that the policy of the PRC government will not affect or the manner in which it may affect the exchange rate between the Renminbi and the U.S. dollar in the future.

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

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollar/Euro appreciated against the Renminbi, our costs may increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, to the extent we enter markets outside China in the future, we may be increasingly subject to the risk of foreign currency fluctuations.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and otherwise fund and conduct our businesses.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with the generally accepted accounting principles in the PRC (“PRC GAAP”) to a statutory general reserve fund until the amounts in such fund reaches 50% of their registered capitals in China. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances, which restricted portion amounted to RMB 716.7 million (equivalently $116.7 million) as of March 31, 2015. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Inflation in China and measures to contain inflation could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, our business may be materially and adversely affected. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If imposed in the future, such austerity measures or other measures could lead to a slowing of economic growth. A slowdown in the PRC economy could also materially and adversely affect our business and prospects.

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

The audit report included in this annual report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act.

Starting in 2011 the Chinese affiliates of the ‘‘big four’’ accounting firms, including our independent registered public accounting firm, were affected by a conflict between U.S. and Chinese law. Specifically, for certain U.S.-listed companies operating and audited in mainland China, the SEC and the Public Company Accounting Oversight Board, or the PCAOB, sought to obtain from the Chinese firms access to their audit work papers and related documents. The firms were, however, advised and directed that under Chinese law, they could not respond directly to the US regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the China Securities Regulatory Commission, or the CSRC.

In late 2012 this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese accounting firms, including our independent registered public accounting firm. A first instance trial of the proceedings in July 2013 in the SEC’s internal administrative court resulted in an adverse judgment against the firms. The administrative law judge proposed penalties on the firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioner had taken place, the firms reached a settlement with the SEC. Under the settlement, the SEC accepts that future requests by the SEC for the production of documents will normally be made to the CSRC. The firms will receive matching Section 106 requests, and are required to abide by a detailed set of procedures with respect to such requests, which in substance require them to facilitate production via the CSRC. If they fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. Remedies for any future noncompliance could include, as appropriate, an automatic six-month bar on a single firm’s performance of certain audit work, commencement of a new proceeding against a firm, or in extreme cases the resumption of the current proceeding against all four firms.

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including possible delisting. Moreover, any negative news about any such future proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our ADSs may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to the delisting of our ordinary shares from the NYSE Global Market or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our ADSs in the United States.

Risks Related to Our Common Stock

The market price of our common stock is volatile, and its value may be depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2015, the price of our common stock, as reported on the NASDAQ on which our common stock has traded, ranged between $3.99 and $52.24. Though we believe this dramatic fluctuation resulted mainly from volatility in our earnings, which is attributable to various events including, but not limited to the melamine contamination incident, the prematurity event and the worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

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

Although our common stock is traded on the NASDAQ Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the twelve month period ended March 31, 2015 was approximately 39,533 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are currently located in Beijing with around 45,500 square meters of leased office space and with 31,300 square meters of leased land as our management, marketing, and research and development headquarter. Our processing and packaging facilities are located in various locations in China, including Qingdao, Fengzhen and Zhenglanqi. These facilities encompass approximately 106,000 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned office space. All of our production facilities are built based on the GMP standard, and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

Apart from the properties in China, we are building a drying facility in Carhaix, France. Please refer to Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources for details.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Subsidiary	Province/Region	Installed Capacity as of March 31, 2015	Description	Property Right
		(tons per year)
Synutra France	Carhaix, France	Not installed yet	Drying of raw milk and whey, mixing and packaging of powdered formula products	Owned Land
Shengyuan Nutrition	Qingdao, Shandong	78,000	Dry-mixing of powdered formula products	Land under long-term lease
		75,000	Packaging of powdered formula products	Land under long-term lease
Mengyuan	Fengzhen, Inner Mongolia	3,800	High oil whey protein powder processing	Land under long-term lease
Inner Mongolia Huiliduo	Zhenglanqi, Inner Mongolia	9,000	Production of prepared foods	Land under long-term lease
Meitek	Qingdao, Shandong	1,700	Production of nutritional supplement	Land under long-term lease

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2015, the Company is not involved in any legal proceedings which it believes will have the potential for a materially adverse impact on the Company’s business or financial condition, results of operations or cash flows. The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Claims have been made against the Company from time to time. The Company intends to contest each lawsuit vigorously.

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

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The NASDAQ Global/Global Select Market Price per Share
	High	Low
Fiscal Year Ended March 31, 2014
First Quarter	$5.37	$4.39
Second Quarter	5.37	4.39
Third Quarter	9.79	4.39
Fourth Quarter	9.38	6.56

Fiscal Year Ended March 31, 2015
First Quarter	$7.07	$5.00
Second Quarter	7.18	4.53
Third Quarter	6.91	4.35
Fourth Quarter	6.90	5.04

As of June 5, 2015, we had 14 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As of March 31, 2015, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB 993.5 million, which were equivalent to $161.8 million using the exchange rate as of March 31, 2015.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated balance sheets data for the fiscal years ended March 31, 2015 and 2014, and selected consolidated statements of operations data for the fiscal years of 2015, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the remaining years are derived from audited consolidated financial statements which are not included in this Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
	(in thousands except earnings per share data)
Selected Consolidated Statement of Income Data:
Net sales	$413,941	$370,534	$265,770	$342,539	$248,516
Cost of sales	224,387	217,027	171,211	201,618	170,769
Gross profit	189,554	153,507	94,559	140,921	77,747
Selling and distribution expenses	57,797	53,710	51,005	49,628	48,409
Advertising and promotion expenses	40,027	32,912	35,176	30,035	41,420
General and administrative expenses	27,994	25,506	30,220	23,948	28,261
Impairment of goodwill	0	0	0	0	1,440
Impairment of long-lived assets and intangible assets	5,845	1,040	0	0	0
Gain on disposal and liquidation of subsidiaries	15,294	367	3,625	0	0
Government subsidies	555	924	4,217	5,484	1,441
Income (loss) from operations	73,740	41,630	(14,000)	42,794	(40,342)
Interest expense	16,033	16,162	15,018	14,276	10,321
Interest income	7,608	4,658	2,326	1,870	820
Other income (expense), net	2,267	352	(343)	146	277
Income (loss) before income tax (benefit) expense	67,582	30,478	(27,035)	30,534	(49,566)
Income tax (benefit) expense	(4,449)	130	37,186	13,510	(9,306)
Net income (loss)	72,031	30,348	(64,221)	17,024	(40,260)
Net income (loss) attributable to the noncontrolling interest	2,498	(581)	(333)	287	(192)
Net income (loss) attributable to common stockholders	$69,533	$30,929	$(63,888)	$16,737	$(40,068)
Earnings (loss) per share-basic and diluted	$1.21	$0.54	$(1.11)	$0.29	$(0.71)

	March 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$85,171	$90,915	$79,050	$64,793	$48,741
Working (deficit) capital	(3,956)	(25,010)	(40,006)	10,565	(479)
Inventory	87,754	83,986	87,707	75,499	67,372
Total assets	664,885	550,683	476,144	447,913	398,704
Short-term debt	145,639	115,917	127,449	86,614	124,281
Long-term debt due within one year	130,426	91,505	82,663	40,831	38,131
Long-term debt	144,627	160,533	102,164	92,745	62,722
Capital lease obligation	7,806	7,898	7,848	4,726	5,540
Total long-term liabilities	163,490	179,161	120,476	104,243	74,310
Total equity	$114,569	$61,256	$29,207	$97,092	$75,926

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2015, this network comprised over 740 independent distributors and over 310 independent sub-distributors who sell our products in approximately 21,000 retail outlets.

We currently have three reportable segments:

●	Nutritional Food: includes the sale of powdered infant and adult formula products, with major brands including Super, My Angel and Dutch Cow, as well as the sale of prepared foods under the Huiliduo brand;

●	Nutritional Supplement: includes the production and sale of nutritional supplements such as chondroitin sulfate to third parties, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) to the nutritional food segment for use in powdered formula production; and

●	Other Business: includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, providing genetic diagnostic services for new born babies, and sales of cosmetics to pregnant women.

Executive Summary

After the successful implementation of our Gold Mining Strategy, which improved our management of distributors and stores with regard to both inventories and expenses, as more fully described in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014, we continued to execute the same management philosophy in fiscal 2015. We continued to focus on the productivity of our stores, promoters and sales staff, and to continue to build our brand through direct communication with consumers via our promoters, rather than through mass market advertisements or promotional campaigns.

Based on this philosophy, we launched the Kangaroo program in fiscal 2015.  The primary purpose of this program is to encourage our approximately 8,000 in-store promoters to better serve our consumers through our membership royalty program. Promoters’ compensation was previously solely based on the commission they received on the sales in the stores where they worked and only during the hours they worked.  In the second quarter of fiscal 2015, we started to reward bonuses to promoters based on the royalty points accumulated by their members, regardless of where and when sales occur, which encouraged promoters to maintain an accurate and updated list of their members in our central database.  In the third quarter of fiscal 2015, we launched our self-developed sales management mobile application, called “Treasure in Hand”. All of our promoters were required to download this application and use it to manage or monitor cell phone based communications with their members, including calls, short messages and WeChat messages (the dominant mobile communication application in China).  Our sales staff manages these promoters based on the recorded interactions in Treasure in Hand, and our central database supporting this application has become the centralized platform to distribute information, as well as to analyze and manage sales and service behavior.  The next stage of this program, which started in the last quarter of fiscal 2015, is to further encourage our promoters to further consolidate their form of communication to WeChat based group chats, which helps to build a sense of community that matches the nature of our products, and allows the Company to send tailored messages to tens of thousands of such groups in a direct and personal way.  In fiscal 2016, we expect to further develop these WeChat based member service channels into e-commerce channels.

In addition to the Kangaroo membership based O2O service program, in fiscal 2015 we successfully launched four new premium products, each of which was developed in response to increased market demand for premium products: (1) Advanced Super formula with partially hydrolyzed proteins, (2) Super Goat formula with 100% goat whole milk and goat whey protein, (3) Organic Super formula with 100% organic raw material produced by our overseas partner and (4) “Jishan” (gourmet) series of our Dutch Cow adult formula product which comes in gift box sets that emphasize the health benefits (including high fiber and low sugar) of the formula.

Beyond these initiatives, in fiscal 2015 we have also benefited from the high growth in sales of our specialty formula products, as well as the exclusively marketed private label channel.  The success in the former product category is based on the overall growth of this category as well as our leading position in this niche market, and the success of the latter is due to the brands we have acquired over the last year as many domestically registered minor brands have exited the market since the Chinese government started to call for consolidation in the infant formula market in first quarter of fiscal 2014.

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

Some of the Company’s PRC subsidiaries are eligible for tax holidays. The impact of the PRC tax holiday decreased income taxes by $0.8 million, nil and nil for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The benefit of the tax holidays on basic and diluted earnings (loss) per share was $0.01, nil and nil for fiscal year 2015, 2014 and 2013, respectively.

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	No tax holiday
Inner Mongolia Huiliduo Food Co., Ltd.	25%	12.5% (2012)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	12.5% (2012); high-tech enterprise at 15% (2014, 2015)
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Beijing Syclin Clinical Laboratory Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	25% (2012)
Shanghai Precious Care Cosmetic Co., Ltd	25%	No tax holiday

Shanghai previous car cosmetic Co. Ltd. 25% no tax holding. Our income will be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see Part-I - Item 1A. Risk Factors—Risks Associated with Doing Business in China—Under China’s New Enterprise Income Tax Law (“EIT Law”), we may be classified as a “resident enterprise” of China. This classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

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

Revenue

The Company recognizes revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectability is reasonably assured. Most of the Company’s nutritional food sales are made through distributors. Under the distributor arrangement, evidenced by purchase order, revenue is realized and earned upon acceptance of delivery of products by the distributors. For sales of My Angel series powdered formula products, which is directly sold to baby stores, the revenue recognition is similar to that of distributor sales, and the revenue is realized and earned upon acceptance of delivery of products by the baby stores. For sales of the powdered formula products directly through certain supermarket retailers, who have a right of return clause, the revenue is recognized until the supermarkets have paid the Company as the sale return by these supermarket retailers cannot be reasonably estimated. For sales to a limited number of distributors from whom collectability is not reasonably assured, revenue is recognized when the Company received payments.

The Company’s gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers, which are reported as a reduction of revenue. The Company provides discounts or rebates to customers in the following ways:

●	The Company offers product discounts to compensate certain distributors and supermarket retailers for promotional expenses and slotting fees paid by them. These product discounts are recognized when incurred as a reduction to gross revenue.

●	The Company offers rebates to a few distributors and supermarket retailers as sales incentives. These sale rebates are typically determined based on a percentage of sales after attaining certain amount of orders relating to specific products by the distributors and supermarket retailers. The Company recognized a liability for the sales rebates at the time at which the related revenue is recognized by the Company, based on the specific terms in each agreement and the expected sales of each distributor or supermarket retailer.

The Company uses a customer loyalty program administrated by a third party, the program operator, to conduct its promotional activities. In connection with a current revenue transaction of specific products, the Company offers to the customer award points which can be exchanged for free products that will be delivered by the program operator, at a future date at the customer's request. The value of the award is insignificant in relation to the value of the transactions necessary to earn the awards under other current liabilities in the consolidated balance sheets, which was amounted to $1.0 million, $1.9 million and $6.6 million as of March 31, 2015, 2014 and 2013. The Company records a liability for the estimated cost of the award products. The related cost is recorded under Advertising and promotion expenses in the consolidated statement of operations, which was amounted to $3.7 million, $3.2 million and $2.6 million for the fiscal year ended March 31, 2015, 2014 and 2013, respectively.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We consider positive and negative evidence when determining whether a portion or all of our deferred tax assets will more likely than not be realized. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, the duration of statutory carry forward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset and increasing our income tax expense in the year such determination is made. As of March 31, 2015, we had deferred tax assets of $21.6 million. We accrued a valuation allowance of $9.0 million since it is more likely than not that the relative operating loss will not be utilized before expiration. Tax benefits relating to future reversals of the valuation allowance on deferred tax assets, if any, will be recognized as a reduction of income tax expense.

We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2015, we believed all earnings generated in China, Hong Kong and Netherlands would be indefinitely reinvested and as a result, we did not record any income taxes on such earnings.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2015, we had recorded liabilities of $1.5 million under other long term liabilities.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2015, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

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

As a result of the continuous operating losses in past years, slow market development and expected higher promotion expenditures to achieve meaningful sales. In the fiscal year ended March 31, 2015, the prepared food assets with a carrying amount of $10.7 million were written down to their fair value of $5.7 million, resulting in an impairment charge of $4.7 million on equipment and $0.3 million on the Huiliduo brand, Based on the nature of the assets being assessed, the fair value for buildings and land use rights, was estimated using direct comparison method under the market approach. The direct comparison method is a set of procedures in which a value indication is derived by comparing the real estate being appraised to similar real estate that have been sold recently. Then applying appropriate units of comparison and making adjustments to the sale prices of the comparable based on the elements of comparison such as differences in location, size, decoration and year of completion, etc. to derive at the fair value of the real estate. In determining the fair value for the equipment, the Company adopted a probability weighted average method, and concluded the fair value to be approximately $0.7 million, which was close to the equipment's salvage value. The prepared food assets group was reported under nutritional food segment.

During the Company's annual impairment testing of indefinite lived intangible assets, the impairment loss of $0.8 million was recognized for the Ausmeadow brand due to the lower operating performance than the Company's previous expectations. The Ausmeadow was an minor brand for powdered formula business of nutritional food segment which was acquired in 2012 at $1.2 million and which represented 0.30% and 0.25% of Powdered Formula sales in fiscal 2014 and 2015, respectively,

The impairment charge of $1.0 million in fiscal year 2014 related to the prepared food as a result of the operating loss and negative operating cash flow. No impairment charges were recognized during the fiscal year ended March 31, 2013.

Results of Operations

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

Below is a summary of selected comparative results of operations for the fiscal year ended March 31, 2015 and 2014:

	Fiscal Years Ended March 31,
(In thousands, except per share data)	2015	2014	% Change
Net sales	$413,941	$370,534	12%
- Nutritional food segment	386,807	314,459	23%
Cost of sales	224,387	217,027	3%
- Nutritional food segment	198,572	158,765	25%
Gross profit	189,554	153,507	23%
- Nutritional food segment	188,235	155,694	21%
Gross Margin	46%	41%
- Nutritional food segment	49%	50%
Income from operations	73,740	41,630	77%
Interest expense, net	8,425	11,504	-27%
Income before income tax (benefit) expense	67,582	30,478	122%
Income tax expense	(4,449)	130	*
- Effective tax rate	-6.6%	0.4%
Net income	72,031	30,348	139%
Net income attributable to common stockholders	$69,533	$30,929	127%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$1.21	$0.54	127%

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Fiscal Years Ended March 31,			% Change in
(In thousands, except percentage data)	2015	2014	% Change	Volume	Price
Nutritional food	$386,807	$314,459	23%	17%	5%
Nutritional supplement	18,516	21,987	-16%
Other business	8,618	34,088	-75%
Net sales	$413,941	$370,534	12%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The increase in net sales of our nutritional food segment was mainly due to the following factors:

●	The sales volume of nutritional food products for the fiscal year ended March 31, 2015 was 28,342 tons, as compared to 24,179 tons for the prior fiscal year, primarily due to the successful implementation and positive impact of our Kangaroo program which emphasizes our focus on customer care.

●	The average selling price of our nutritional food products for the fiscal year ended March 31, 2015 was $13,648 per ton, compared to $13,005 per ton for the prior fiscal year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The increase in average selling price was mainly due to our ability to better control discounts and rebates, which we provided to offset a portion of the marketing and promotional expenditure incurred at retail outlets, as a result of the continued positive impact of our Gold Mining Strategy.

Sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the nutritional supplement segment is mainly comprised of external sales of chondroitin sulfate materials to international pharmaceutical companies. In the quarter ended June 30, 2014, we temporarily suspending delivery due to the significant increase in prices of raw materials, which led to the volume decrease in fiscal year 2015’s net sales. We have successfully renegotiated the selling price, and continue to export to pharmaceutical companies afterwards.

Our other business mainly included ancillary sales of excess or unusable ingredients and materials to industrial customers. The 75% decrease in sales of our other business compared to the prior fiscal year was mainly due to the decreased sales volume of milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change
Nutritional food	$198,572	$158,765	25%
Nutritional supplement	16,808	24,646	-32%
Other business	9,007	33,616	-73%
Cost of sales	$224,387	$217,027	3%

The increase in the cost of sales of the nutritional food segment was mainly due to increased sales volume.

The decrease in the cost of sales of the nutritional supplement segment was mainly due to the decreased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above under “Net Sales”.

The decrease in cost of sales of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change
Gross profit	$189,554	$153,507	23%
- Nutritional food	188,235	155,694	21%
Gross margin	46%	41%
- Nutritional food	49%	50%

The increase of gross margin was primarily contributable to the increase in contribution to total revenue from the Nutritional Food segment which has higher margins than the other two segments.

Expenses

Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change

Selling and distribution expenses	$57,797	$53,710	8%
Advertising and promotion expenses	40,027	32,912	22%
- Advertising expenses	8,738	6,055	44%
- Promotion expenses	31,289	26,857	17%
General and administrative expenses	27,994	25,506	10%
Impairment of long lived assets and intangible assets	5,845	1,040	*
Gain on disposal and liquidation of subsidiaries	15,294	367	*
Government subsidies	555	924	-40%

 * not meaningful

Selling and distribution expenses primarily include compensation expenses for sales staff, freight charges and travel expenses. The increase in selling and distribution expenses was mainly due to the increase in sales staff compensation.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. We believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus, which was the main reason for the increase in advertising expenses. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our products compared to mass media advertising. As a result, we now allocate more resources to such promotional activities. In the fiscal year ended March 31, 2014, a local government provided a subsidy of $4.7 million which was recorded as deduction of promotion expenses, as the subsidy was required to be for promotion expense purposes. Promotion expenses remained stable after the deduction in fiscal year 2014.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to less reversal of bad debt expense along with the collection of certain long_aging receivables in fiscal year 2015.

In fiscal year 2015, the Company recognized an impairment charge on the prepared food equipment assets of Inner Mongolia Huiliduo Food Co., Ltd. (“Huiliduo”) of $4.7 million as well as on the Huilido brand of $0.3 million, as a result of the continuous operating losses, slow market development and expected higher promotion expenditures to achieve meaningful sales. In addition, during the Company's annual impairment testing of indefinite lived intangible assets, the impairment loss of $0.8 million was recognized for the Ausmeadow brand, a minor brand under the powdered formula business of our nutritional food segment which was acquired in 2012 at $1.2 million and which represented 0.30% and 0.25% of Powdered Formula sales in fiscal 2014 and 2015, respectively, due to a lower business operating performance than the Company's previous expected. The impairment charge of $1.0 million in fiscal year 2014 related to our prepared food as a result of an operating loss and negative operating cash flow. No impairment charges were recognized during the fiscal year ended March 31, 2013.

Gain on disposal of subsidiaries represented gain on the disposal of Zhangjiakou to a third party of $15.0 million in the first quarter of fiscal 2015, and of Beijing Huiliduo to a third party of $0.3 million in the second quarter of fiscal 2015. The $0.4 million gain on disposal of subsidiaries in fiscal year 2014 represented gain on the share transfer of a diagnostic subsidiary to a third party.

Interest Expense and Interest Income

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change
Interest expense	$16,033	$16,162	-1%
Interest income	7,608	4,658	63%

The slight decrease in interest expense was mainly due to decreased average interest rates, and a $1.8 million interest expense capitalized for the French Project in fiscal year 2015, partially offset by an increase in loan balances, and an increase in bank charges for opening standby letters of credit.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Benefit / Expense

Income tax benefit of fiscal year 2015 of $4.4 million was composed of the current income tax expense of $7.1 million, the change in net deferred tax assets from prior years of $11.3 million and the release of uncertain tax benefit of $0.2 million. As of March 31, 2014, full valuation allowance was recorded for the deferred tax assets due to the uncertainties of the further taxable income. In consideration of the major subsidiary's continuous operating income (such as Shengyuan Nutritional Food Co., Ltd.) and the level of projections for future taxable income, the Company determined it was more likely than not that the deferred tax assets of $12.6 million would be utilized as such a tax benefit of $12.6 million resulted from the deferred tax assets being recognized as of March 31, 2015. Furthermore in fiscal year 2015, Shengyuan Nutritional Food Co., Ltd. was able to utilize a net operating loss carryforward of approximately $7.6 million.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek Technology (Qingdao) Co., Ltd., and in Shanghai Precious Care Cosmetic Co., Ltd., a 65% owned subsidiary incorporated in fiscal year 2015. The increase of net income (loss) attributable to noncontrolling interest was mainly contributed by the better financial performance of Meitek Technology (Qingdao) Co., Ltd.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders was $69.8 million for fiscal year 2015, compared to a net income attributable to common stockholders of $30.9 million for fiscal year 2014.

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

Below is a summary of selected comparative results of operations for the fiscal year ended March 31, 2014 and 2013:

	Fiscal Years Ended March 31,
(In thousands, except per share data)	2014	2013	% Change
Net sales	$370,534	$265,770	39%
- Nutritional food segment	314,459	224,773	40%
Cost of sales	217,027	171,211	27%
- Nutritional food segment	158,765	125,386	27%
Gross profit	153,507	94,559	62%
- Nutritional food segment	155,694	99,387	57%
Gross Margin	41%	36%
- Nutritional food segment	50%	44%
Income (loss) from operations	41,630	(14,000)	*
Interest expense, net	11,504	12,692	-9%
Income (loss) before income tax expense	30,478	(27,035)	*
Income tax expense	130	37,186	*
- Effective tax rate	0.4%	-137.5%
Net income (loss)	30,348	(64,221)	*
Net income (loss) attributable to common stockholders	$30,929	$(63,888)	*
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings/(losses) per share – basic and diluted	$0.54	$(1.11)	*

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Fiscal Years Ended March 31,			% Change in
(In thousands, except percentage data)	2014	2013	% Change	Volume	Price
Nutritional food	$314,459	$224,773	40%	18%	19%
Nutritional supplement	21,987	6,836	222%
All other	34,088	34,161	0%
Net sales	$370,534	$265,770	39%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The increase in net sales of our nutritional food products was mainly due to the following factors:

●	Sales volume of powdered formula products for the fiscal year ended March 31, 2014 was 24,179 tons, as compared to 20,563 tons for the prior fiscal year, due primarily to the reduced purchase by distributors in the fiscal year 2013 as the sales channel continued to utilize the products sold prior to the retail price increase on April 1, 2012, and the positive impact of the Goldmining Strategy in fiscal year 2014.

●	The average selling price of our powdered formula products for the fiscal year ended March 31, 2014 was $13,005 per ton, compared to $10,931 per ton for the prior fiscal year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. We provided sales discounts and rebates to offset part of the marketing and promotional expenditures incurred at retail outlets. The increase in average selling price was mainly due to our ability to better control discounts as a result of the continued positive impacts of our Gold Mining Strategy, and more high premium products sold during the period, such as formulas for infants with caesarean birth or special nutritional needs.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in nutritional supplement segment is comprised of external sales of chondroitin sulfate to third parties. Our sales of chondroitin sulfate materials to certain international pharmaceutical companies increased significantly in fiscal year 2014. However, as the price of these materials is negotiated yearly with the customers and the price of raw material has been increasing in a short time frame, we incurred gross loss on our chondroitin sulfate sales.

Our Other business mainly included sales of milk powder of $18.6 million and whey powder of $10.4 million for the fiscal year ended March 31, 2014. Our Other business mainly included sales of milk powder of $21.5 million and whey powder of $8.8 million for the fiscal year ended March 31, 2013.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2014	2013	% Change
Nutritional food	$158,765	$125,386	27%
Nutritional supplement	24,646	9,646	156%
Other business	33,616	36,179	-7%
Cost of sales	$217,027	$171,211	27%

The increase in the cost of sales of the nutritional food segment was mainly due to the increase in sales volume and the increased cost of milk powder and whey powder.

The increase in the cost of sales of nutritional supplement segment was mainly due to increased sales volume of chondroitin sulfate to certain international pharmaceutical companies, and increased raw material price as discussed above.

Cost of other business mainly included cost of milk powder of $18.0 million and whey powder of $10.1 million for the fiscal year ended March 31, 2014, and cost of milk powder of $23.0 million and whey powder of $7.6 million for the fiscal year ended March 31, 2013.

Gross Profit and Gross Margin

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2014	2013	% Change
Gross profit	$153,507	$94,559	62%
- Nutritional food	155,694	99,387	57%
Gross margin	41%	36%
- Nutritional food	50%	44%

The increase in gross margin was mainly due to the margin increase in the nutritional food segment. The increase in gross margin of the nutritional food segment was mainly due to increased average selling price from the continued positive impact of our Goldmining Strategy, partially offset by the increase in raw material price.

Expenses

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2014	2013	% Change
Selling and distribution expenses	$53,710	$51,005	5%
Advertising and promotion expenses	32,912	35,176	-6%
- Advertising expenses	6,055	11,928	-49%
- Promotion expenses	26,857	23,248	16%
General and administrative expenses	25,506	30,220	-16%
Impairment of long-lived assets	1,040	0	*
Gain on disposal and liquidation of subsidiaries	367	3,625	-90%
Government subsidies	924	4,217	-78%

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

Impairment of long-lived assets represented impairment loss of $1.0 million for equipments in the nutritional food segment.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits, bank acceptance bills and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. In addition, while there can be no assurance that we will be able to refinance our short-term ban borrowings as they become due, historically, we have renewed or rolled over most of our bank loans after the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $85.2 million at March 31, 2015, of which $81.0 million was held outside of the United States.

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

As of March 31, 2015, approximate €79.9 million under the total budget of €161.0 million was already invested, and the remaining capital expenditure was expected to be €81.1 million. The Company has entered into a long-term project financing of €53.0 million which was unused as of March 31, 2015 and the Company started to utilize this financing in April 2015 to pay for capital expenditures. In addition, the Company plans to finance the remaining part of the project with the combination of cash on hand, future operating cash flows and other bank borrowings as needed.

Recent developments of the French Project include:

•	on March 20, 2013, the Company received the required approvals from China's National Development and Reform Commission and Ministry of Commerce for the project;

•	in September 2013, the Company received the construction permit for the project from the municipal government of Carhaix;

•	after we were informed that the environmental impact study resulted in a positive opinion in March 2014, we obtained the formal approval of the environmental impact study in July 2014, which is the last major government approval we need during the construction phase; and

•	we are installing equipments in the pretreatment workshop (Building A) and in the milk collection workshop (Building F), and we are working on the walls of drying workshop (Building B), the walls of dry-mixing workshop (Building C), the floor of stereoscopic warehouse (Building D), the walls of energy/maintenance workshop (Building E) and the foundation of testing center and office building (Building P and R); and

•	we expect to begin trial operations of the drying towers in the fourth quarter of calendar 2015, with formal operations beginning in the first quarter of 2016, at which time trial operations will begin in the mixing and packaging facility. Once we receive certification from the Chinese FDA, we plan to start importing our 100% French-produced infant formula into the Chinese market, which we expected to be, in the second quarter of calendar year 2016.

 Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Year Ended March 31,
(In thousands)	2015	2014	2013
Cash flow provided by/(used in):
Operating activities
Net income (loss)	$72,031	$30,348	$(64,221)
Depreciation and amortization	15,210	15,356	14,976
Bad debt (reversal) expense	(2,179)	(3,193)	2,423
Inventory write down	9,682	6,487	12,452
Deferred income tax	(11,300)	0	36,550
Gain on disposal and liquidation of subsidiaries	(15,294)	(367)	(3,625)
Impairment of long-lived assets and intangible assets	5,845	1,040	0
Other	(825)	35	337
Changes in assets and liabilities	(10,641)	(3,481)	(4,636)
Total operating activities	62,529	46,225	(5,744)
Investing activities	(123,306)	(86,699)	(70,012)
Financing activities	57,192	50,772	89,546
Effect of foreign currency translation on cash and cash equivalents	(2,159)	1,567	467
Net change in cash and cash equivalents	$(5,744)	$11,865	$14,257

Cash Flows from Operating Activities

Cash flow provided by operating activities was a result of the net income incurred of $72.6 million, as adjusted for non-cash expense and income items of $0.4 million, and an increase in working capital of $9.7 million for fiscal year 2015. In fiscal year 2015, we spent $307.5 million to purchase raw materials and other production materials, $45.1 million in staff compensation and social welfare, $52.2 million in taxes, $84.2 million in operating expenses, $15.0 million in interest, $1.9 million in land lease, received $564.6 million from our customers, and $3.8 million from interest payments.

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

Cash flow used in operating activities was a result of the net loss incurred of $64.2 million, as adjusted for non-cash expense and income items of $63.1 million, and an increase in working capital of $4.6 million for fiscal year 2013. In the fiscal year ended March 31, 2014, we spent $270.1 million to purchase raw materials and other production materials, $48.7 million in staff compensation and social welfare, $30.8 million in taxes, $57.5 million in operating expenses, $13.2 million in interest, received $410.7 million from our customers, and received a $3.9 million subsidy from the local government.

Cash Flows from Investing Activities

Cash flow used in investing activities in fiscal year 2015 mainly represents $89.3 million payment for purchase of property, plant and equipment, $22.4 million inflow from disposal of subsidiaries, and $56.8 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit and bank acceptance bills, and as pledges for certain short-term and long-term borrowings.

Cash flow used in investing activities in fiscal year 2014 mainly represents $29.6 million payment for purchase of property, plant and equipment, and $57.9 million outflow for restricte cash deposited with banks as security against the issuance of letters of credit and bank acceptance bills, and as pledges for certain short-term and long-term borrowings.

Cash flow used in investing activities in fiscal year 2013 represents $16.1 million payment for purchase of property, plant and equipment, $56.5 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $1.6 million in proceeds from disposed assets, and $1.0 million proceeds from disposal of certain PRC subsidiaries.

Cash Flows from Financing Activities

Cash flow used in financing activities in fiscal year 2015 mainly represents net cash inflow of $29.7 million from short-term loans and net cash inflow of $28.1 million from long-term loans, and $0.7 million payment for assets under capital leases.

Cash flow used in financing activities in fiscal year 2014 mainly represents net cash outflow of $13.4 million from short-term loans and net cash inflow of $65.0 million from long-term loans, and $0.8 million payment for assets under capital leases.

Cash flow used in financing activities in fiscal year 2013 mainly represents net cash inflow of $40.2 million from short-term loans and net cash inflow of $50.8 million from long-term loans, $1.0 million payment for assets under capital leases and $0.4 million payment to holders of non-controlling interest.

 Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 8.  Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.”

Tabular Disclosure of Contractual Obligations

Below is a table setting forth our contractual obligations as of March 31, 2015.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt and related interest payment obligations	$293,685	$140,327	$125,000	$28,358	$0
Capital lease obligations	18,931	623	1,246	1,246	15,816
Operating lease obligations	55,990	1,820	3,436	3,436	47,298
Purchase commitments	30,528	30,528	0	0	0
Capital expenditure commitments*	82,774	82,774	0	0	0
Total	$481,908	$256,072	$129,682	$33,040	$63,114

* Including $81.1 million commitments denominated in EUR

As discussed in Liquidity and Capital Resources – Overview, we are building a new drying facility in Carhaix, France, to manufacture powdered milk and fat-enriched demineralized whey. The above table only includes capital expenditures of signed contracts. We committed to purchase, and Sodiaal and Euroserum have committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. As the price of raw milk and whey in the next ten years cannot be predicted, the raw material purchase commitment of the new drying facility was not included in the table above.

We computed the long-term debt-related interest based on the interest rate as of March 31, 2015.

Capital Expenditures

Our capital expenditures were $96.7 million and the corresponding cash outflow was $89.3 million for the fiscal year ended March 31, 2015, which mainly represented expenditure for the French Project.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In April 2014, the FASB issued a new pronouncement which amends to change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposalsrepresenting a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The company has decided to early adopt this guidance in the fiscal year ended March 31, 2015.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The FASB has tentatively decided to (1) defer for one year the effective date for both public and nonpublic entities and (2) permit entities to early adopt the standard as of the original effective date.

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

The Company is in the process of evaluating the impact on its consolidated financial statements upon adoption.

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

Foreign Exchange Risk

Almost all of our revenue and expenses are denominated in RMB currently, while a substantial portion of our raw material purchase prices and short-term and long term borrowings are denominated in USD. Foreign exchange rate fluctuations on transactions denominated in Renminbi other than the functional currency results in gains and losses that are reflected in our Consolidated Statement of Income. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the PBOC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. Under relevant PRC regulations, we are required to convert the foreign currencies we receive into Renminbi within specified time periods and prior to disbursement. Considering the RMB balance of our cash and cash equivalents as of March 31, 2015, which amounted to $73.8 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.7 million of the balance.

The construction contracts and loans of Synutra France are denominated in Euro. The value of EUR against USD changes from time to time, which results in gains and losses that are reflected in our Consolidated Statement of Income. The appreciation or depreciation in the value of EUR relative to USD would affect our financial position and results reported in USD terms without giving effect to any underlying change in our business or results of operations. Considering the EUR balance of our bank borrowing equivalents as of March 31, 2015, which amounted to $27.6 million, a 1.0% change in the exchange rates between the EUR and the U.S. dollar would result in an increase or decrease of approximately $0.3 million of the balance.

Further we are building a new facility in France to manufacture powdered milk and fat-enriched demineralized whey, and to source the raw material for this new facility we have already entered into certain long term cooperation agreements, which are dominated in EUR. The appreciation or depreciation in the value of EUR relative to USD would affect our financial position and results reported in USD terms without giving effect to any underlying change in our business or results of operations.

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

Our financial statements are expressed in U.S. dollars, but most of our subsidiaries use currencies other than U.S. dollars, like Renminbi and EUR, as their own functional currency. The value of your investment in our ADSs will be affected by the foreign exchange rate between U.S. dollars and Renminbi and EUR. To the extent we hold assets denominated in U.S. dollars, any appreciation of the Renminbi and EUR against the U.S. dollar could result in a change to our statement of operations. On the other hand, a decline in the value of Renminbi and EUR against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our ADSs.

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

Interest Rate Risk

Our exposure to interest rate primarily relates to interest expense incurred on our short-term and long-term borrowings. Most of our borrowings are bearing the floating interest rates which are subject to periodical adjustment. We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2015. We currently do not use interest rate swaps to manage exposure to interest rate changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

SYNUTRA INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and its subsidiaries and variable interest entity (the “Company”) as of March 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule included in Schedule I and Schedule II. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synutra International, Inc. and its subsidiaries and variable interest entity as of March 31, 2014, and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE TOUCHE TOHMATSU CERTIFIED PUBLIC ACCOUNTANTS LLP
Shanghai, China

June 12, 2015

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

 (Dollars and shares in thousands, except per share data)

	March 31, 2015	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$85,171	$90,915
Restricted cash	145,906	67,211
Accounts receivable, net of allowance of $1,824 and $2,851, respectively	15,405	17,763
Inventories	87,754	83,986
Due from related parties	2,629	3,109
Prepaid Income tax	0	244
Receivable from disposal of subsidiaries	6,726	0
Deferred tax assets	12,267	0
Prepayments and other current assets	27,012	22,028
Total current assets	382,870	285,256

Property, plant and equipment, net	187,085	145,833
Land use rights, net	8,657	10,957
Intangible assets, net	2,588	4,270
Restricted cash	78,799	100,533
Due from related parties	2,139	2,355
Deferred tax assets	298	0
Other assets	2,449	1,479
TOTAL ASSETS	$664,885	$550,683
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$145,639	$115,917
Long-term debt due within one year	130,426	91,505
Accounts payable	47,764	39,616
Income tax payable	1,233	0
Due to related parties	130	1,556
Advances from customers	14,844	15,692
Other current liabilities	46,790	45,980
Total current liabilities	386,826	310,266
Long-term debt	144,627	160,533
Deferred government subsidies	3,816	4,247
Capital lease obligations	7,806	7,898
Other long-term liabilities	7,241	6,483
Total liabilities	550,316	489,427

Commitments and Contingencies (Note17)
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2015 and 2014, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(35,046)	(104,579)
Accumulated other comprehensive income	11,526	30,529
Total common stockholders’ equity	111,926	61,396
Noncontrolling interest	2,643	(140)
Total equity	114,569	61,256

TOTAL LIABILITIES AND EQUITY	$664,885	$550,683

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

  (Dollars in thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013
Net sales	$413,941	$370,534	$265,770
-sales to related parties	$5,220	$2,329	$3,538
Cost of sales	224,387	217,027	171,211
Gross profit	189,554	153,507	94,559
Selling and distribution expenses	57,797	53,710	51,005
Advertising and promotion expenses	40,027	32,912	35,176
General and administrative expenses	27,994	25,506	30,220
Impairment of long-lived assets and intangible assets	5,845	1,040	0
Gain on disposal and liquidation of subsidiaries	15,294	367	3,625
Government subsidies	555	924	4,217
Income (loss) from operations	73,740	41,630	(14,000)
Interest expense	16,033	16,162	15,018
Interest income	7,608	4,658	2,326
Other income (expense), net	2,267	352	(343)
Income (loss) before income tax (benefit) expense	67,582	30,478	(27,035)
Income tax (benefit) expense	(4,449)	130	37,186
Net income (loss)	72,031	30,348	(64,221)

Net income (loss) attributable to the noncontrolling interest	2,498	(581)	(333)
Net income (loss) attributable to common stockholders	$69,533	$30,929	$(63,888)

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$1.21	$0.54	$(1.11)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Dollars in thousands)

	Year Ended March 31,
	2015	2014	2013
Net income (loss)	$72,031	$30,348	$(64,221)
Other comprehensive income (loss), net of tax
Currency translation adjustment	(11,991)	1,701	(234)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	(7,011)	0	(3,141)
Other comprehensive income (loss)	(19,002)	1,701	(3,375)
Comprehensive income (loss)	53,029	32,049	(67,596)
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,499	(581)	(335)
Comprehensive income (loss) attributable to common stockholders	50,530	32,630	(67,261)

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

  (Dollars and shares in thousands)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2012	57,301	6	135,440	(71,620)	32,201	1,065	97,092
Net loss	0	0	0	(63,888)	0	(333)	(64,221)
Other comprehensive loss, net of tax of nil	0	0	0	0	(3,373)	(2)	(3,375)
Derecognition of noncontrolling interest upon liquidation of a subsidiary	0	0	0	0	0	(381)	(381)
Other	0	0	0	0	0	92	92
Balance, March 31, 2013	57,301	$6	$135,440	$(135,508)	$28,828	$441	$29,207
Net income (loss)	0	0	0	30,929	0	(581)	30,348
Other comprehensive income, net of tax of nil	0	0	0	0	1,701	0	1,701
Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$(140)	$61,256
Net income	0	0	0	69,533	0	2,498	72,031
Other comprehensive income (loss), net of tax of nil	0	0	0	0	(19,003)	1	(19,002)
Incorporation of a majority owned subsidiary	0	0	0	0	0	284	284
Balance, March 31, 2015	57,301	$6	$135,440	$(35,046)	$11,526	$2,643	$114,569

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Year Ended March 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$72,031	$30,348	$(64,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,210	15,356	14,976
Bad debt (reversal) expense	(2,179)	(3,193)	2,423
Inventory write down	9,682	6,487	12,452
Impairment of long-lived assets and intangible assets	5,845	1,040	0
Deferred income tax	(11,300)	0	36,550
Gain on disposal and liquidation of subsidiaries	(15,294)	(367)	(3,625)
Other	(825)	35	337
Changes in assets and liabilities:
Accounts receivable	(380)	16,045	6,698
Inventories	(18,219)	(1,243)	(24,476)
Due from related parties	(223)	(444)	9,604
Land use right	204	(181)	(824)
Prepayments and other current assets	6,000	(2,963)	(4,943)
Accounts payable	8,540	(8,729)	(16,075)
Due to related parties	(1,426)	(301)	(189)
Advances from customers	(834)	2,488	6,954
Income tax receivable/payable	(1,671)	(239)	221
Other current liabilities	(1,661)	(7,753)	11,979
Other noncurrent liabilities	(971)	(161)	6,415
Net cash provided by (used in) operating activities	62,529	46,225	(5,744)

Investing activities:
Acquisition of property, plant and equipment	(89,344)	(29,582)	(16,115)
Change in restricted cash	(56,753)	(57,861)	(56,450)
Proceeds from assets disposal	380	111	1,565
Proceeds from disposal of subsidiaries	22,411	633	988
Net cash used in investing activities	(123,306)	(86,699)	(70,012)

Financing activities:
Proceeds from short-term debt	212,911	181,315	309,115
Repayment of short-term debt	(183,175)	(194,730)	(268,901)
Proceeds from long-term debt	167,502	176,919	111,208
Repayment of long-term debt	(139,364)	(111,890)	(60,446)
Payment on capital lease obligations	(682)	(842)	(1,044)
Payment to holders of noncontrolling interest upon liquidation of a subsidiary	0	0	(386)
Net cash provided by financing activities	57,192	50,772	89,546

Effect of exchange rate changes on cash and cash equivalents	(2,159)	1,567	467

Net change in cash and cash equivalents	(5,744)	11,865	14,257
Cash and cash equivalents, beginning of year	90,915	79,050	64,793
Cash and cash equivalents, end of year	$85,171	$90,915	$79,050

Supplemental cash flow information:
Interest paid, net of capitalized interest of $1.8 million, nil and nil, respectively	$13,163	$17,323	$12,779
Income tax paid	5,686	499	606

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$9,474	$5,442	$6,640
Consideration receivable on disposal of subsidiaries	6,726	0	0

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infant and adult, and also engages in other nutritional product offerings, such as certain nutritional supplement.

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

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd. (the variable interest entity, or "VIE"), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIE, the Company controls the operating activities and holds all the beneficial interests of the VIE and has been determined to be the primary beneficiary of the VIE. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIE are insignificant and the consolidated VIE holds de minimis assets and liabilities.

Net income or loss of a subsidiary is attributed to the Company and to the noncontrolling interests on the basis of relative ownership interest. Noncontrolling interests in subsidiaries are presented separately from the Company's equity therein.

C.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.  Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, inventory valuation, accrued consumer loyalty program obligations, the useful lives of and impairment for property and equipment, impairment of indefinite lived intangible assets, and valuation allowance for deferred tax assets.

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

Interest expense incurred for construction of property, plant, and equipment is capitalized as part of the cost of such assets. The Company capitalizes interest to the extent that expenditures to construct an asset have occurred and interest costs have been incurred. Interest expense capitalized for the fiscal years ended March 31, 2015, 2014 and 2013 was $1.8 million, nil and nil, respectively.

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

The Company recorded impairment charges on its property, plant and equipment of $4.7 million, $1.0 million and nil for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. See Note 14, “Impairment of long-lived assets and indefinite lived intangible assets" for further details.

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

Management performs its annual impairment test for intangible assets with indefinite life on March 31. In fiscal year ended March 31, 2015, $1.1 million impairment loss was recorded for intangible assets. In fiscal year ended March 31, 2014 and 2013, no intangible assets were impaired. See Note 14, “Impairment of long-lived assets and indefinite lived intangible assets" for further details.

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

Monetary assets and liabilities denominated in currencies other than the functional currencies are translated into functional currencies at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statement of operations. Transaction gains were $3.2 million, $1.9 million and $0.8 million for the year ended March 31, 2015, 2014 and 2013, respectively and are recorded in other income (expense), net.

O.	Revenue recognition

The Company recognizes revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectability is reasonably assured. Most of the Company’s nutritional food sales are made through distributors. Under the distributor arrangement, evidenced by purchase order, revenue is realized and earned upon acceptance of delivery of products by the distributors. For sales of My Angel series powdered formula products, which is directly sold to baby stores, the revenue recognition is similar to that of distributor sales, and the revenue is realized and earned upon acceptance of delivery of products by the baby stores. For sales of the powdered formula products directly through certain supermarket retailers, who have a right of return clause, the revenue is recognized until the supermarkets have paid the Company. For sales to a limited number of distributors from whom collectability is not reasonably assured, revenue is recognized when the Company received payments.

The Company’s gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers, which are reported as a reduction of revenue.The Company provides discounts or rebates to customers in the following ways:

●	The Company offers product discounts to compensate certain distributors and supermarket retailers for promotional expenses and slotting fees paid by them. These product discounts are recognized when incurred as a reduction to gross revenue.

●	The Company offers rebates to a few distributors and supermarket retailers as sales incentives. These sale rebates are typically determined based on a percentage of sales after attaining certain amount of orders relating to specific products by the distributors and supermarket retailers. The Company recognized a liability for the sales rebates at the time at which the related revenue is recognized by the Company, based on the specific terms in each agreement and the expected sales of each distributor or supermarket retailer.

The Company uses a customer loyalty program administrated by a third party, the program operator, to conduct its promotional activities. In connection with a current revenue transaction of specific products, the Company offers to the customer award points which can be exchanged for free products that will be delivered by the program operator, at a future date at the customer's request. The value of the award is insignificant in relation to the value of the transactions necessary to earn the awards under other current liabilities in the consolidated balance sheets, which was amounted to $1.0 million, $1.9 million and $6.6 million as of March 31, 2015, 2014 and 2013. The Company records a liability for the estimated cost of the award products. The related cost is recorded under Advertising and promotion expenses in the consolidated statement of operations, which was amounted to $3.7 million, $3.2 million and $2.6 million for the fiscal year ended March 31, 2015, 2014 and 2013, respectively.

P.	Shipping and handling costs

Shipping and handling costs are expensed as incurred and included in selling and distribution expenses. The costs were $5.0 million, $4.6 million and $3.9 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Q.	Advertising and promotion expenses

Advertising and promotion expenses are expensed as incurred The service charge of the consumer loyalty program administrated by a third party was $3.7 million, $3.2 million and $2.6 million for the fiscal year ended March 31, 2015, 2014 and 2013, respectively. We reclassified the fiscal year 2013 figure from selling and distribution expenses to advertising and promotion expenses to ensure comparability.

R.	Government subsidies

The Company receives unrestricted cash subsidies from local government agencies. The subsidies are unrestricted as to use and can be utilized by the Company in any manner it deems appropriate. The Company has utilized, and expects to continue to utilize, these subsidies to fund general operating expenses. The Company records unrestricted cash government subsidies as government subsidies in the consolidated statements of operations. Unrestricted cash government subsidies received for the fiscal years ended March 31, 2015, 2014 and 2013 were $0.6 million, $0.9 million and $4.2 million, respectively. Government grants related to assets are recorded as deferred government subsidies and are recognized as an offset to depreciation expense on a straight-line basis over the useful life of the associated asset. The Group received government grants related to assets of nil, $0.2 million, $0.2 million during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. During the fiscal year ended March 31, 2014, the Company received $4.7 million as subsidy from the government in the form of reimbursements for promotion expenses. The Company has recorded this subsidy as a deduction of advertising and promotion expenses

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

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, due from related parties, receivable from disposal of subsidiaries, prepayments, tax receivables and others and other assets. All of the Company’s cash and cash equivalents and restricted cash are held with financial institutions that the Company believes to be high credit quality.

W.	Noncontrolling interest

The noncontrolling interest represents the portion of the equity interest in the subsidiaries, Meitek Technology (Qingdao) Co., Ltd. and Shanghai Precious Care Cosmetic Co., Ltd., not directly or indirectly attributable to the Company. The noncontrolling interest reported as equity in the consolidated financial statements, it also reported the consolidated net income at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statements of operations and consolidated statements of comprehensive income (loss).

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable, short-term debt, long-term debt due within one year, other current liabilities and due to and from related parties, approximates their fair value at March 31, 2015 due to the relatively short-term nature of these instruments. The carrying value of long-term debt, capital lease obligations and other long-term liabilities approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

Z.	Recently issued accounting pronouncements

In April 2014, the FASB issued a new pronouncement which amends to change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The company has decided to early adopted this guidance in the fiscal year ended March 31, 2015

In May 2014, the FASB issued a new pronouncement which affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The FASB has tentatively decided to (1) defer for one year the effective date for both public and nonpublic entities and (2) permit entities to early adopt the standard as of the original effective date.

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

The Company is in the process of evaluating the impact on its consolidated financial statements upon adoption.

3.	FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of March 31, 2015 and 2014. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2015 and 2014. All these items related to the nutritional food segment.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
March 31, 2015:	(In thousands)
Property, Plant and Equipment
- Prepared food equipment	$701			$701	$4,726
Intangible assets
- Brands of Ausmeadow and Huiliduo	$98			$98	$1,119

March 31, 2014:
Property, Plant and Equipment
- Prepared food equipment	$3,605			$3,605	$1,040

In fiscal year 2015, there was an other−than−temporary impairment of $4.7 million charged against the prepared food equipment assets of Inner Mongolia Huiliduo Food Co., Ltd. (“Huiliduo”), $0.3 million related to Huiliduo brand and $0.8 million related to the Ausmeadow brand. The impairment loss of $1.0 million in fiscal year 2014 was related to the prepared food equipment assets. The Company has categorized these impairments as a level 3 fair value measurement. See Note 14, “Impairment of long-lived assets and indefinite lived intangible assets" for further details.

4.	DISPOSAL OF SUBSIDIARIES

In June 2014, the Company sold its wholly owned subsidiary in the powdered formula segment, Zhangjiakou Chahaer Dairy Co., Ltd. (“Zhangjiakou”) to Rightcom Co., Ltd. (the “Purchaser”) for a total cash consideration of $28.1 million to be paid in three installments. As of June 30, 2014, the Company has completed all of the closing procedures with the exception of the re-registration of land use right certificates and has effectively transferred its control on Zhangjiakou to the Purchaser. The Company considers the re-registration of land use right certificate with the relevant government bureaus to be administrative in nature. As the result of the sale, the Company recorded a $15.0 million in gain ($11.9 million after tax), which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $20.1 million and reclassification of foreign currency translation gain of $7.0 million from Other Comprehensive Income. The Purchaser made a 20% payment of $5.6 million and a 60% payment of $16.9 million in May and July 2014 respectively. Along with the completion of the re-registration of land use right certificates, the Company collected the remaining 20% payment of $5.6 million in May 2015.

Prior to the sale, the Company used Zhangjiakou to process high oil whey power to use in its production of powered formula products. Concurrently with the disposal, the Company has entered into agreements with Zhangjiakou, under which the Company will continue to engage Zhangjiakou in processing at least 16,000 tons of whey powder for the Company over the next two years.

In July 2014, the Company entered into a share purchase agreement with Beijing Jinkangpu Food Technology Co., Ltd. (“Jinkangpu”) to dispose its wholly owned subsidiary in the food segment, Beijing Huiliduo Food Technology Co., Ltd. (“Beijing Huiliduo”) for a total cash consideration of $1.3 million to be paid in two installments. As of September 30, 2014, the Company has completed all of the closing procedures and has effectively transferred its control on Beijing Huiliduo to Jinkangpu. As the result of the sale, the Company recorded a $0.3 million in gain, which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $1.0 million. Jinkangpu made a 19% payment in fiscal year 2015, with the remaining 81% payment of $1.1 million to be paid by September 2015.

5.	INVENTORIES

The Company’s inventories at March 31, 2015 and 2014 are summarized as follows:

(In thousands)	March 31, 2015	March 31, 2014
Raw materials	$50,578	$44,981
Work-in-progress	17,905	12,342
Finished goods	19,271	26,663
Total	$87,754	$83,986

The value of goods-in-transit included in raw materials was $11.9 million and $11.4 million as of March 31, 2015 and 2014, respectively, which mainly represented the purchase of milk powder and whey protein from international sources.

The Company recorded lower of cost or market provisions for inventory of $9.7 million, $6.5 million and $12.5 million for the years ended March 31, 2015, 2014, and 2013, respectively.

6.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

The following entities are considered to be related parties to the Company because they are affiliates of the Company under the ultimate common control of the Company’s major shareholder. The nature of each entity is discussed in the table below:

Related Party	Business Nature
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre-mixes, and other food ingredients.

Beijing Kelqin Dairy Co. Ltd. (“Kelqin”)	Produces and distributes retail-packaged yogurt products in Beijing. Kelqin was sold to a third party in April 2013, and was no longer considered a related party from that date.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel (Beijing) Business Service”)	Engages in distribution of the Company's powdered formula products.

Beijing St. Angel Cultural Communication Co., Ltd. (“St. Angel Cultural Communication”)	Engages in television designing and programming.

Beijing Honnete Dairy Co., Ltd. (“Honnete Beijing”)	Engages in importing and distributing whey protein products to commercial customers.

Qingdao Lvyin Waste Disposal Investment Management Co., Ltd. (“Lvyin”)	Engages in waste disposal and sewage treatment activities.

Beijing Dongan Hengxin Property Development Co., Ltd. (“Dongan Hengxin”)	Engages in property development activities.

Beijing Ao Naier Feed Stuff Co., Ltd. (“Ao Naier”)	Engages in feed processing activities.

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	March 31, 2015	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$1,025	$1,918
Beijing Honnete Dairy Co., Ltd.	2	2
St. Angel (Beijing) Business Service Co. Ltd.	3,732	3,451
Beijing St. Angel Cultural Communication Co., Ltd.	6	6
Beijing Ao Naier Feed Stuff Co., Ltd.	3	87
Total	$4,768	$5,464

b.	Due to related parties

(In thousands)	March 31, 2015	March 31, 2014
Sheng Zhi Da Dairy Group Corporation	$0	$876
Beijing Honnete Dairy Co., Ltd.	0	478
Beijing St. Angel Cultural Communication Co., Ltd.	130	202
Total	$130	$1,556

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services rendered for related parties

In fiscal year 2015 and 2014, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties including office spaces rented to Honnete Beijing, Ao Naier, St. Angel (Beijing) Business Service, and St. Angel Cultural Communication. In fiscal year 2013, the Company’s sales to related parties mainly included whey protein powder to Honnete Beijing, feed grade milk powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties represent office spaces rented to Honnete Beijing, Ao Naier and St. Angel (Beijing) Business Service.

	Year Ended March 31,
(In thousands)	2015	2014	2013
Beijing Honnete Dairy Co., Ltd.	$9	$8	$775
St. Angel (Beijing) Business Service Co., Ltd.	4,651	1,780	2,470
Beijing Ao Naier Feed Stuff Co., Ltd.	535	524	293
Beijing St. Angel Cultural Communication Co., Ltd.	25	17	0
Total	$5,220	$2,329	$3,538

C.	Purchases from related parties

In fiscal year 2015 and 2014, St. Angel Cultural Communication provided certain marketing services for the Company. In fiscal year 2013, the Company purchased the raw material from Honnete Beijing as well.

	Year Ended March 31,
(In thousands)	2015	2014	2013
Beijing Honnete Dairy Co., Ltd.	$0	$0	$4,674
Beijing Kelqin Dairy Co., Ltd.*	0	0	11
Beijing St. Angel Cultural Communication Co., Ltd.	460	460	577
Total	$460	$460	$5,262

* Kelqin had become a third party since April 2013.

7.	PREPAYMENTS, TAX RECEIVABLES AND OTHERS

(In thousands)	March 31, 2015	March 31, 2014
Value added tax (“VAT”) in	$8,544	$9,287
Prepayments	5,056	6,821
Interest receivable	4,086	2,193
Prepaid expense	3,586	2,898
Other	5,740	829
Total	$27,012	$22,028

8.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	March 31, 2015	March 31, 2014
Property, plant and equipment, cost:
Land	$1,447	$0
Capital lease of building	5,753	5,744
Buildings and renovations	80,013	86,769
Plant and machinery	65,790	88,007
Office equipment and furnishings	11,146	11,507
Motor vehicles	2,577	3,452
Others	1,140	1,103
Total cost	$167,866	$196,582
Less: Accumulated depreciation:
Capital lease of building	992	813
Buildings and renovations	17,790	17,986
Plant and machinery	44,193	48,942
Office equipment and furnishings	9,599	6,400
Motor vehicles	1,834	2,491
Others	764	637
Total accumulated depreciation	75,172	77,269
Construction in progress	94,391	26,520
Property, plant and equipment, net	$187,085	$145,833

Land represents a parcel of land acquired for the Company’s French subsidiary.

Construction in progress mainly represents construction and equipment purchase for the French subsidiary as of March 31, 2015 and 2014.

The Company recorded depreciation expense for owned assets and capital leased assets of $15.2 million, $15.1 million and $14.7 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

9.	LAND USE RIGHTS, NET

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 42 to 50 years.

(In thousands)	March 31, 2015	March 31, 2014
Land use rights, cost	$9,896	$12,376
Less: Accumulated amortization	1,239	1,419
Land use rights, net	$8,657	$10,957

The Company recorded amortization expense of $217,000, $258,000 and $239,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

10.	INTANGIBLE ASSETS, NET

(In thousands)	March 31, 2015	March 31, 2014
Registered trademark (indefinite life)
Gross and net carrying amount	$2,588	$4,270

The intangible assets as of March 31, 2015 represent $2.5 million for registered trademark of Dutch Cow and $98,000 for registered trademark of Ausmeadow, which are used for the Company’s nutritional food products.

The intangible assets as of March 31, 2014 represent $3.1 million for registered trademark of Dutch Cow, $878,000 for registered trademark of Ausmeadow, and $337,000 for registered trademark of Huiliduo, which are used for the Company’s nutritional food products.

11.	DEBT

The Company’s debts consisted of the following:

(In thousands)	March 31, 2015	March 31, 2014
Short-term debt	$145,639	$115,917
Long-term debt due within one year	130,426	91,505
Total debt, current	276,065	207,422
Long-term debt, non-current portion	144,627	160,533
Total	420,692	367,955

Short-term debt

The Company’s short-term debt consisted of the following:

(In thousands)	March 31, 2015	March 31, 2014
Short-term debt secured by fixed assets totaling nil and $5,267, respectively	$0	$6,502
Short-term debt secured by land use right of nil and $3,929, respectively	0	2,438
Short-term debt secured by restricted cash deposits of $68,966 and $17,006, respectively	116,333	20,480
Short-term credit debt	29,306	86,497
Total	145,639	115,917

As of March 31, 2015, the maturity dates of the short-term debt outstanding range from June 2015 to March 2016. The weighted average interest rate on short-term debt outstanding at March 31, 2015 and 2014 was 2.6% and 4.9%, respectively. Certain portion of these debts use floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank or on LIBOR. are €20.0 million (equivalent to $21.7 million).

Long-term debt

The long-term debts, including current portion, as of March 31, 2015 and 2014 are comprised of:

(In thousands)	March 31, 2015	March 31, 2014
Long-term debt borrowed in Mainland China	$154,393	$150,843
Long-term debt borrowed in Hong Kong	93,099	101,195
Long-term debt borrowed in France	27,561	0
Total	275,053	252,038

As of March 31, 2015, among the long-term debts which were borrowed in Mainland China, $11.9 million was secured by restricted cash deposits of $ 14.3 million and the rest $142.5 million were credit debts. These debts used floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank, or LIBOR. The maturity dates range from June 2015 to February 2018. A long-term loan of €11.0 million (equivalent to $11.9 million) which will due in February 2018 is restricted to the purpose of construction of the French project as of March 31, 2015.

As of March 31, 2015, the long-term debts which were borrowed in Hong Kong were secured by restricted cash deposit of $75.6 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity dates of the used facility range from May 2015 to November 2016.

As of March 31, 2015, the long-term debts which were borrowed in France were secured by restricted cash deposit of $37.4 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity dates of the borrowed debts range from January 2019 to February 2019.

As of March 31, 2015, the Company had unused committed long-term loan facility for Synutra France of €53.0 million (equivalent to $57.5 million) from a bank. This facility used floating interest rate, which was calculated based on LIBOR. The term of this facility was eight years, commencing from the actual drawdown date. This facility was pledged by all the long-lived assets of Synutra France. The Company had begun to use the facility in April 2015.

The weighted average interest rate as of March 31, 2015 and 2014 for the long-term debts was 4.4% and 4.6%, respectively.

Borrowings denominated in RMB, USD and EUR were $171.8 million, $187.7 million and $61.2 million as of March 31, 2015, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Year Ending March 31,
2016	$130,426
2017	75,174
2018	41,892
2019	27,561
Total	$275,053

The total amount of interest cost incurred for loans was $17.3 million, $15.6 million and $14.8 million, and the amount thereof that has been capitalized was $1.8 million, nil and nil, for fiscal year 2015, 2014 and 2013, respectively.

12.	OTHER CURRENT LIABILITIES

(In thousands)	March 31, 2015	March 31, 2014
Accrued discount, rebate and slotting fee	$24,861	$18,911
Payroll and bonus payables	8,825	9,469
Accrued selling expenses	3,404	6,793
Accrued advertising and promotion expenses	3,980	5,593
Others	5,720	5,214
Total	$46,790	$45,980

13.	OBLIGATIONS UNDER CAPITAL LEASE

The Company has entered into leases for building and warehouse under capital lease arrangement with terms varying from 13 to 33 years. Future minimum capital lease payments at March 31, 2015 are as follows:

(In thousands)	Year Ending March 31,
2016	$623
2017	623
2018	623
2019	623
2020	623
2021 and thereafter	15,816
Total minimum lease payments	18,931
Less: Amount representing interest	11,041
Present value of minimum lease payments	7,890
Current	84
Long-term	7,806
Total	$7,890

The Company recorded depreciation expense of $177,000, $176,000 and $92,000 for capital leased assets for fiscal year 2015, 2014 and 2013, respectively, and recorded interest expense of $525,000, $555,000 and $201,000 for fiscal year 2015, 2014 and 2013, respectively. The interest rates associated with the capital leases are from 6.8% to 7.83% per annum.

The above capital lease obligations are included in other current liabilities and capital lease obligations in the balance sheet.

14.	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

As a result of the continuous operating losses in past years, slow market development and expected higher promotion expenditures to achieve meaningful sales. In the fiscal year ended March 31, 2015, the prepared food assets group with a carrying amount of $10.7 million were written down to their fair value of $5.7 million, resulting in an impairment charge of $4.7 million on equipment and $0.3 million on the Huiliduo brand. Based on the nature of the assets being assessed, the fair value for buildings and land use rights,was estimated using the direct comparison method under the market approach. The direct comparison method is a set of procedures in which a value indication is derived by comparing the real estate being appraised to similar real estate that have been sold recently. Then applying appropriate units of comparison and making adjustments to the sale prices of the comparable based on the elements of comparison such as differences in location, size, decoration and year of completion, etc. to derive at the fair value of the real estate. In determining the fair value for the equipment, the Company adopted a probability weighted average method to determine the fair value, and concluded the fair value to be approximately $0.7 million, which was close to the equipment's salvage value. The prepared food assets group was reported under nutritional food segment.

During the Company's annual impairment testing of indefinite lived intangible assets for fiscal year ended March 31, 2015, an impairment loss of $0.8 million was recognized for the Ausmeadow brand due to the lower operating performance than the Company's previous expectations. The Ausmeadow was an minor brand for powdered formula business of nutritional food segment which was acquired in 2012 at $1.2 million and which represented 0.30% and 0.25% of Powdered Formula sales in fiscal 2014 and 2015, respectively.

The impairment charge of $1.0 million in fiscal year 2014 related to the prepared food as a result of the operating loss and negative operating cash flow. No impairment charges were recognized during the fiscal year ended March 31, 2013.

15.	INCOME TAXES

A.	Tax law of each tax jurisdiction

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. The applicable rate is 34% for fiscal year 2015, 2014 and 2013.

Netherlands

The Company’s subsidiary incorporated in the Netherlands is subject to Netherland’s profit tax. The applicable rate is 20% on the first EUR 200,000 of taxable profits, and 25% for taxable profits exceeding EUR 200,000 for fiscal year 2015, 2014 and 2013.

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

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	No tax holiday
Inner Mongolia Huiliduo Food Co., Ltd.	25%	12.5% (2012)
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	12.5% (2012); high-tech enterprise at 15% (2014, 2015)
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Beijing Syclin Clinical Laboratory Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	No tax holiday
Shanghai Precious Care Cosmetic Co., Ltd.	25%	No tax holiday

In accordance with the EIT Law, dividends which arise from profits of foreign invested enterprises (“FIEs”) earned after January 1, 2008 are subject to a 10% withholding tax. In addition, under the tax arrangement between the PRC and Hong Kong, if the foreign investor is incorporated in Hong Kong and qualifies as the beneficial owner, the applicable withholding tax rate is reduced from 10% to 5%, if the investor holds at least 25% in the FIE. A deferred tax liability should be recognized for the undistributed profits of PRC companies unless the Company has sufficient evidence to demonstrate that the undistributed dividends will be indefinitely reinvested. As of March 31, 2015, all earnings generated in countries/areas other than United States are intended to be indefinitely reinvested and as a result, the Company did not record any deferred tax liability on such undistributed earnings.

B.	Components of income (loss) before income tax expense (benefit)

For financial reporting purposes, income (loss) before income tax expense (benefit) includes the following components:

	Year Ended March 31,
(In thousands)	2015	2014	2013
United States	$21,300	$1,232	$(3,045)
Netherlands	871	511	2,338
France	(288)	(62)	0
Hong Kong	(4,295)	(1,453)	(866)
PRC	49,994	30,250	(25,462)
	$67,582	$30,478	$(27,035)

C.	Reconciliation from the statutory income tax rate to reported amount of income tax expense (benefit)

The income tax expense (benefit) reconciled to the tax expense (benefit) computed at the US statutory rate was approximately as follows for fiscal year 2015, 2014 and 2013:

	Year Ended March 31,
(In thousands)	2015	2014	2013
Income tax expense (benefit) at US federal statutory rate of 34%	$22,980	$10,364	$(9,192)
Foreign tax rate differential	(3,699)	(3,206)	759
PRC tax holiday effect	(832)	73	307
Change in valuation allowance	(26,456)	(7,597)	46,700
Unrecognized tax benefits	(262)	(6)	(191)
Change of deferred tax assets due to tax loss expiration	2,331	-	-
Effect of change in tax rate	-	754	(1,441)
Nondeductible items	1,489	(252)	244
Total income tax (benefit) expense	$(4,449)	$130	$37,186

Meitek Technology (Qingdao) Co., Ltd. enjoys a preferential tax rate of 15%, PRC tax holiday, which may be extended if the requirements of High and New Technology Enterprise are satisfied. The impact of this PRC tax holiday decreased income taxes by $0.8 million, nil and nil for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The benefit of the PRC tax holidays on basic and diluted earnings (loss) per share was $0.01, nil and nil for fiscal year 2015, 2014 and 2013, respectively.

D.	Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

(In thousands)	March 31, 2015	March 31, 2014
Deferred tax assets – current
Inventory write-down	$1,920	$1,099
Acquisition of assets under fair value	28	28
Net operating loss carryforward	339	7,469
Accrued expenses	3,860	1,760
Bad debt provision	586	1,004
Accrued rebate and sales discount	4,523	8,805
Others	1,981	1,515
Subtotal	13,237	21,680
Less: valuation allowance	(970)	(21,680)
Total	$12,267	$0

Deferred tax assets – non current
Net operating loss carryforward	$6,118	$15,279
Acquisition of assets under fair value	144	171
Long-lived assets write-down	1,835	851
Bad debt provision	279	571
Others	0	52
Subtotal	8,376	16,924
Less: valuation allowance	(8,078)	(16,924)
Total	$298	$0

The net change during the year in the total valuation allowance is as follows:

(In thousands)	March 31, 2015	March 31, 2014
Balance at beginning of year	$38,604	$56,971
Additions (releases) during the year	(26,456)	(18,341)
Deconsolidation due to disposal of subsidiaries	(3,100)	(26)
Balance at end of year	$9,048	$38,604

The Company uses the asset and liability method to record related deferred tax assets and liabilities. The Company considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. Valuation allowances have been established for deferred tax assets based on a more likely than not threshold. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carryforward periods provided for under the tax law.

   Based on the past ten consecutive quarters of operating income and the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of the deductible differences of Shengyuan Nutritional Food Co., Ltd., a major subsidiary, therefore no valuation allowance was made for the $12.8 million deferred tax assets as of March 31, 2015. As for the remaining deferred tax assets of other subsidiaries, the Company believes it is not more likely than not that the Company will realize the benefits of the deductible differences, therefore full valuation allowance of $9.0 million was accrued as of March 31, 2015.

The Company disposed and liquidated certain subsidiaries in fiscal year 2015 and 2014. As a result, the Company derecognized deferred tax assets and released valuation allowance related to these subsidiaries of $3.0 million and nil in fiscal year 2015 and 2014.

E.	Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The income tax expense for fiscal year 2015, 2014 and 2013 are summarized as follows:

	Year Ended March 31,
(In thousands)	2015	2014	2013
Current tax
- Netherlands	$164	$67	$89
- HK	1	28	0
- PRC	4,719	41	738
- US	2,477	0	0
- Intercompany profit elimination	(248)	0	0
Subtotal	7,113	136	827

Uncertain tax benefit
- PRC	(262)	(6)	(191)
Subtotal	(262)	(6)	(191)

Deferred tax benefit
- US	1,528	0	0
- PRC	(12,828)	0	36,550
Subtotal	(11,300)	0	36,550
Total	$(4,449)	$130	$37,186

F.	Uncertain tax positions

The Company made its assessment of the level of authority for each tax position (including the potential application of interests and penalties) based on the technical merits, and has measured the unrecognized benefits associated with the tax positions. These liabilities are recorded in other long term liabilities in the consolidated balance sheet. The Company recognizes the liability for unrecognized tax benefits, and the associated interest and penalties within the income tax expense line in the accompanying consolidated statement of operations. The Company believes that it is reasonably possible that none of its currently other remaining unrecognized tax benefits may be recognized by the end of calendar year 2015 as a result of a lapse of the statute of limitations.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

	March 31,
(In thousands)	2015	2014	2013
Balance at beginning of year	$500	$506	$697
Additions in the current year	1,260	0	15
Release in the current year	(262)	(6)	(206)
Balance at end of year	$1,498	$500	$506

The reduction of the uncertain tax position of $0.3 million in the fiscal year 2015 is related to the disposal of subsidiaries, Zhangjiakou and Huiliduo. The increment of the uncertain tax position of $1.3 million in fiscal year 2015 is related to a position taken by parent company which more likely than not will not be sustained upon examination by a taxing authority. The reduction of the uncertain tax position of $0.2 million in the fiscal year 2013 is related to the tax de-registration of a subsidiary, Heilongjiang Mingshan Dairy Co., Ltd. The balance of unrecognized tax benefits at March 31, 2015, if recognized, would affect the effective tax rate.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB100,000 is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The Company's PRC subsidiaries are therefore generally subject to examination by the PRC tax authorities from calendar year 2010 through 2014 on non-transfer pricing matters, and from calendar year 2005 through 2014 on transfer pricing matters. The statute of limitations in the US is generally three years.

16.	EARNINGS (LOSS) PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Year Ended March 31,
(In thousands except for per share data)	2015	2014	2013
Net income (loss) attributable to common stockholders	$69,533	$30,929	$(63,888)
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301
Earnings (loss) per share – basic and diluted	$1.21	$0.54	$(1.11)

The Company granted ABN AMRO Bank N.V., Hong Kong Branch (now known as The Royal Bank of Scotland N.V. ("RBS")) warrants to purchase 400,000 shares of common stock in connection with the RBS Loan in fiscal year 2008. The warrant agreement expired on June 30, 2013. These warrants were excluded from the computation of diluted earnings per share for fiscal year 2013 as they would be anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES

A.	Purchase commitments

As of March 31, 2015, the Company had outstanding commitments of $494,000 for advertising purchases, and $30.0 million for milk powder and whey powder within the next twelve months. According to the French Project’s contracts with Sodiaal and Euroserum, the Company committed to purchase, and Sodiaal and Euroserum committed to sell, 288 million liters of milk per year for ten years. This committed an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. As the price of raw milk and whey for the next ten year cannot be predicted with precision, the commitment amount above excludes the raw milk and whey purchase commitment of the French Project.

B.	Capital expenditure commitments

As of March 31, 2015, the Company’s capital expenditure commitments of $82.8 million are mainly related to signed contracts for construction and manufacturing equipment for the French Project.

C.	Operating lease commitments

The Company's operating leases mainly included lease of two land use rights for 13 years and 33 years, respectively, under non-cancellable operating lease, as well as office facilities and warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2015 are as follows:

(In thousands)	Year Ending March 31
2016	$1,820
2017	1,718
2018	1,718
2019	1,718
2020	1,718
2021 and thereafter	47,298
Total	$55,990

The operating lease expense for fiscal year 2015, 2014 and 2013 were $2.1 million, $2.0 million and $3.2 million, respectively.

18.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal years 2014 and 2013, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for fiscal year 2015, and the segment information in prior years was restated to be consistent with the current year reportable segments. The three reportable segments are:

Nutritional food - Sales of powdered infant and adult formula products, and prepared foods.

Nutritional supplement - Sales of nutritional supplement such as chondroitin sulfate to external customers, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) to powdered formula segment.

Other business - Other business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, providing genetic diagnostic services for new born babies, and sales of cosmetics to pregnant women.

Segment disclosures are on a performance basis consistent with internal management reporting. The following tables summarized the Company’s revenue and cost generated from different revenue streams.

	Year Ended March 31,
(In thousands)	2015	2014	2013
NET SALES TO EXTERNAL CUSTOMERS
- Nutritional food	$386,807	$314,459	$224,773
- Nutritional supplement	18,516	21,987	6,836
- Other business	8,618	34,088	34,161
Net sales	$413,941	$370,534	$265,770
INTERSEGMENT SALES
- Nutritional food	$96	$124	$19
- Nutritional supplement	15,752	10,688	9,212
- Other business	0	0	51
Intersegment sales	$15,848	$10,812	$9,282
GROSS PROFIT (LOSS)
- Nutritional food	$188,235	$155,694	$99,387
- Nutritional supplement	1,708	(2,659)	(2,810)
- Other business	(389)	472	(2,018)
Gross profit	$189,554	$153,507	$94,559

(In thousands)	March 31, 2015	March 31, 2014
TOTAL ASSETS
- Nutritional food	$626,317	$505,799
- Nutritional supplement	38,878	51,289
- Other business	2,169	2,422
- Unallocated assets	10,528	845
- Intersegment elimination	(13,007)	(9,672)
Total	$664,885	$550,683
LONG LIVED ASSETS
- Nutritional food	$180,495	$139,487
- Nutritional supplement	14,039	15,807
- Other business	1,208	1,496
Total	$195,742	$156,790

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
(In thousands)	2015	2014	2013
Mainland China*	$397,234	$355,218	$260,211
United States*	16,707	15,316	5,559
Total	$413,941	$370,534	$265,770

* Revenues are attributed to countries based on location of customer

The Company’s long-lived assets, consisted of property, plant and equipment, land use rights, and intangible assets, are located in the following areas:

(In thousands)	March 31, 2015	March 31, 2014
Mainland China	$104,594	$137,057
France	91,148	19,733
Total	$195,742	$156,790

No single customer accounts for more than 10% of net sales for fiscal year 2015, 2014 and 2013.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of March 31, 2015 and 2014 was comprised entirely of foreign currency translation adjustments. During fiscal year 2015, the Company 1) disposed Zhangjiakou and reclassified net currency translation adjustments totaling $7.0 million from accumulated other comprehensive income to net income; 2) disposed Beijing Huiliduo with no reclassification of currency translation adjustments. During fiscal year 2014, the Company disposed of one immaterial subsidiary, with no reclassification of currency translation adjustments. During fiscal year 2013, the Company liquidated three subsidiaries which had minimal operations and disposed of two immaterial subsidiaries and reclassified net currency translation adjustments totaling $3.1 million from accumulated other comprehensive income to net income (loss).

20.	MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A.	China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The PRC government is directly responsible for the payments of the benefits to these retired employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $7.5 million, $7.1 million and $7.0 million for fiscal year 2015, 2014 and 2013, respectively. The Company has no further obligations subsequent to payment of these amounts to the PRC government.

B.	Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances, which restricted portion amounted to RMB 716.7 million (equivalently $116.7 million) as of March 31, 2015.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2015 and 2014 is as follows:

	Fiscal Year 2015				Fiscal Year 2014
(In thousands except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$85,975	$102,464	$115,331	$110,171	$82,205	$88,556	$101,034	$98,739
Gross profit	38,763	43,900	52,717	54,174	36,081	38,889	40,303	38,234
Net income attributable to common stockholders	17,940	10,237	17,264	24,092	4,775	6,073	9,987	10,094
Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301	57,301	57,301	57,301	57,301	57,301
Earnings per share – basic and diluted	$0.31	$0.18	$0.30	$0.42	$0.08	$0.11	$0.17	$0.18

SYNUTRA INTERNATIONAL, INC.

ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I

FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

	March 31, 2015	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,056	$719
Total current assets	4,056	719

Due from subsidiaries	50,140	57,457
Investments in subsidiaries	57,382	6,038
Other assets	1733	1,144
TOTAL ASSETS	$113,311	$65,358

LIABILITIES AND EQUITY
Current Liabilities:
Other current liabilities	125	85
Total current liabilities	125	85
Due to subsidiaries	0	3,877
Other long-term liabilities	1,260	0
Total liabilities	1,385	3,962

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at March 31, 2015 and 2014, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(35,046)	(104,579)
Accumulated other comprehensive income	11,526	30,529
Total equity	111,926	61,396
TOTAL LIABILITIES AND EQUITY	$113,311	$65,358

FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENTS OF OPERATIONS

  (Dollars in thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013
Operating expenses:
General and administrative expenses	$1,186	$971	$1,570
Loss from operations	1,186	971	1,570
Interest expense	0	214	53
Interest income	7	34	3
Dividend income	0	2,046	0
Other income, net	0	970	0
Other expense	553	0	0
Gain on disposal and liquidation of subsidiaries	0	0	3,625
Equity in income (loss) of subsidiaries	71,265	29,064	(65,893)
Net income (loss) attributable to common stockholders	$69,533	$30,929	$(63,888)

Weighted average common stock outstanding – basic and diluted	57,301	57,301	57,301
Earnings (loss) per share-basic and diluted	$1.21	$0.54	$(1.11)

FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

 (Dollars in thousands)

	Year Ended March 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders	$69,533	$30,929	$(63,888)
Other comprehensive income (loss), net of tax
Currency translation adjustment	(11,992)	1,701	(232)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	(7,011)	0	(3,141)
Other comprehensive income (loss)	(19,003)	1,701	(3,373)
Comprehensive income (loss) attributable to common stockholders	50,530	32,630	(67,261)

FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	Year Ended March 31,
	2015	2014	2013
Cash flow from operating activities:
Net income (loss) attributable to common stockholders	$69,533	$30,929	$(63,888)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of subsidiaries	(71,265)	(29,064)	65,893
Gain on disposal and liquidation of subsidiaries	0	0	(3,625)
Dividend income	0	(2,046)	0
Depreciation and amortization	118	118	118
Changes in assets and liabilities:
Due from subsidiaries	0	(46)	(18,103)
Prepaid expenses and other current assets	0	0	92
Due to subsidiaries	0	2,153	(8,665)
Other current liabilities	40	(1,588)	1,525
Other long term liabilities	1,260	0	(1,290)
Other assets	(707)	0	0
Net cash (used in) provided by operating activities	(1,021)	456	(27,943)

Cash flow from investing activities:
Payment to subsidiaries	(3,877)	0	0
Repayment from subsidiaries	7,318	0	0
Proceeds from disposal and liquidation of subsidiaries	0	0	28,246
Capital repayment from a subsidiarie	917	0	0
Dividend from subsidiaries	0	2,046	0
Net cash provided by investing activities	4,358	2,046	28,246

Cash flow from financing activities:
Repayment of long-term loan	0	(2,860)	0
Net cash by (used in) financing activities	0	(2,860)	0
Net change in cash and cash equivalents	3,337	(358)	303
Cash and cash equivalents, beginning of year	719	1,077	774
Cash and cash equivalents, end of year	$4,056	$719	$1,077

Note to Schedule I

1.	Schedule I has been provided pursuant to the requirements of Rule 12-04(a) and 5-04(c) of Regulation S-X, which require condensed financial information as to the financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

2.	The condensed financial information of Synutra International Inc. has been prepared using the same accounting policies as set out in the accompanying consolidated financial statements except that the equity method has been used to account for investments in its subsidiaries.

3.	Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The footnote disclosures contain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the Consolidated Financial Statements of the Company.

4.	As of March 31, 2015, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statement, if any.

SYNUTRA INTERNATIONAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

 (Dollars in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-off and exchange difference	Balance at End of Year
Allowance for accounts receivable, including current and not-current portion
- 2015	$5,137	$(2,189)	$(7)	$2,941
- 2014	$11,352	$(3,116)	$(3,099)	$5,137
- 2013	$12,167	$1,856	$(2,671)	$11,352
Allowance for other receivables
- 2015	$2,248	$10	$(812)	$1,446
- 2014	$2,682	$(77)	$(357)	$2,248
- 2013	$2,164	$567	$(49)	$2,682
Allowance for deferred tax assets
- 2015	$38,604	$(26,456)	$(3,100)	$9,048
- 2014	$56,971	$(18,341)	$(26)	$38,604
- 2013	$13,589	$46,700	$(3,318)	$56,971

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu Certified Public Accountants LLP, has issued an attestation report on our internal control over financial reporting. That attestation report appears below.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the year ended March 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

SYNUTRA INTERNATIONAL, INC.:

We have audited the internal control over financial reporting of Synutra International, Inc. and its subsidiaries and variable interest entity (the “Company”) as of March 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the related financial statement schedule included in Schedule I and II as of and for the year ended March 31, 2015 of the Company and our report dated June 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE TOUCHE TOHMATSU CERTIFIED PUBLIC ACCOUNTANTS LLP
Shanghai, China

June 12, 2015

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

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

We understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during quarter one of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was approximately £70 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of June 12, 2015:

Name	Age	Position
Directors and Executive Officers
Liang Zhang	55	Chairman of the Board of Directors and Chief Executive Officer
Ning Cai	39	Chief Financial Officer
Weiguo Zhang	58	President
Xisen Mu	58	Vice President, Production
Feng Zha	52	Vice President, Human resources and administration
Joseph Chow	53	Director
Jinrong Chen	56	Director(1)
Lei Lin	48	Director(1)
Min Zhang	41	Director(1)
Donghao Yang	43	Director

(1)	Member of Audit Committee, Compensation Committee and Nominating Committee

Liang Zhang. Liang Zhang is our founder and has served as the chairman of our board of directors and Chief Executive officer since we became a public company in 2005. Mr. Zhang is also currently in charge of our marketing and sales function. Prior to that, Mr. Zhang served as chief executive officer of Synutra Illinois since 2000. Mr. Zhang has worked in the food ingredients industry since the 1980s and founded his first entrepreneurial venture, Honnete Beijing, in the early 1990s. Honnete Beijing has since become the dominant supplier of whey protein products in China. Mr. Zhang has been recognized as a business leader in the dairy industry in China. Mr. Zhang’s experience as founder of Honnete Beijing gives him valuable insight into marketing strategies in our industry. Mr. Zhang received a bachelor’s degree in French language and literature from Nanjing International Relations Institute of China.

Ning Cai. Ning Cai joined us in December 2012. Ms. Cai has fifteen years of experience in corporate finance and investment banking. Ms. Cai joins Synutra from Trina Solar Limited (NYSE: TSL), where she served as a director of investment analysis from April 2010 to April 2012 and as the controller of System Group & China region from May 2012 to December 2012. Before that, Ms. Cai worked for nine years at Scotia Capital, the investment banking arm of Bank of Nova Scotia (NYSE: BNS). Ms. Cai worked on the execution team in Scotia Capital's San Francisco office where she held progressive positions as an Associate from 2001 to 2003, an Associate Director from 2003 to 2006 and as a Director from 2006 to 2009, primarily covering the portfolio management and deal execution for the real estate, gaming & leisure, and technology industries. Ms. Cai started her career with Ernst & Young’s Shanghai office where she was a staff accountant in the tax group from 1997 to 1999.  Ms. Cai earned a Bachelor in Economics from Shanghai International Studies University and an MBA from University of Iowa Tippie Business School. Ms. Cai holds the Chartered Financial Analyst ("CFA") designation.

Weiguo Zhang. Weiguo Zhang has been our president since 2005 and is primarily responsible for our international market operations, including corporate development, international strategic development, and development of international markets for our nutritional supplement segment. He also serves as our corporate secretary. Mr. Zhang first joined us as president of Synutra Illinois in 2001 to oversee our U.S. operations, including information support in research and technologies and business development. Prior to joining us, Mr. Zhang was the managing director of Bambridge International, Ltd., which he founded in 1995. Mr. Zhang received a bachelor’s degree in English language and literature from the Nanjing International Relations Institute and a master’s degree in international economics and American foreign policy from the School of Advanced International Studies from John Hopkins University.

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

Lei Lin. Lei Lin has served as an independent director of our board of directors since October 1, 2007. Mr. Lin is the founder and chairman of Sinotrust International Information and Consulting (Beijing) Co., Ltd. established in 1992, and which is a leading marketing research and consulting company in China. Mr. Lin also sits on the board of Xiezhong International Holdings Limited, New Focus Auto Tech Holdings Limited, and Car Inc. which are listed in China. Mr. Lin’s experience as the founder and chairman of Sinotrust provides him with deep insight into all aspects of business management. Mr. Lin received his bachelor’s degree in economic information management from Renmin University of China in July 1990.

Min Zhang. Min Zhang has served as a director of our board of directors since February 18, 2011.  Ms. Zhang has served as president of China Lodging Group (NASDAQ: HTHT) since January 2015, as chief strategy officer from November 2013 to January 2015, and as chief financial officer since March 2008. China Lodging Group is a leading and fast-growing multi-brand hotel group in China. She has more than ten years of experience in finance and consulting with multinational companies. Between 2005 and 2007, she was Finance Director of Eli Lilly (Asia) Inc., Thailand Branch, and between 2003 and 2005 she worked as Planning and Business Development manager at Eli Lilly & Company, China, and as Senior Financial Analyst at Eli Lilly & Company, Latin America in 2003.  She served as the Chief Financial Officer of ASIMCO Casting (Beijing) Company, Ltd., between 1998 and 2000.  She also worked with McKinsey & Company, Inc. as a consultant between 2000 and 2001. Ms. Zhang is the chairperson of our audit committee because of her extensive experience and background in finance and consulting. Ms. Zhang obtained her Masters of Business Administration degree from Harvard Business School in 2003, and between 1990 and 1997 she received both Master’s and Bachelor’s degrees from the University of International Business and Economics, Beijing, China.

Donghao Yang. Donghao Yang served as our Chief Financial Officer from June 10, 2010 to August 29, 2011. Mr. Yang has served as a director of our board of directors since August 29, 2011. Mr. Yang has extensive experience in corporate finance, commodity trading and international business development. Mr. Yang has held senior executive and managerial positions in various public and private companies, including serving as Chief Financial Officer of VIP shop (NASDAQ: VPS) from August 2011 until now, Chief Financial Officer of Greater China of Tyson Foods, Inc. (NYSE: TSN) from March 2007 to April 2010, as Finance Director of Asia Pacific of Valmont Industries, Inc. (NYSE: VMI) from October 2003 to March 2007, and as Director in China Minerals Brazil Holding Limited from January 1999 to April 2001. Mr. Yang earned a Bachelor of Arts degree in International Economics from Nankai University in 1993 and a Master of Business Administration degree from Harvard Business School in 2003.

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

Board of Directors

Our board of directors currently has six directors, consisting of five independent directors, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market.

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III. The directors serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. As of the date of this Form 10-K, Liang Zhang and Donghao Yang are class I directors; Jinrong Chen and Joseph Chow are class II directors; and Lei Lin and Min Zhang are class III directors.

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

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon our review of these reports furnished to the Company, we believe that during the year ended March 31, 2015, our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our named executive officers during the fiscal year ended March 31, 2015. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Our “named executive officers” for the fiscal year ended March 31, 2015, include:

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

Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2015 of RMB 6.1422 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our named executive officers. Accordingly, for the fiscal year ended March 31, 2015, the components of our executive compensation program consisted of cash salary only. We note, however, that since 2008, the Company has maintained the 2008 Stock Incentive Plan (the “Plan”). The Plan provides the Company with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee has not to date granted any stock-based awards, the compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

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

Liang Zhang’s employment agreement has an indefinite term and provides for an annual base salary of approximately $293,055. Ning Cai’s employment agreement will end on February 28, 2017, unless extended upon mutual agreement, and provides for an annual base salary of $123,734. Weiguo Zhang’s employment agreement has an indefinite term, and his position as president provides for an annual base salary of $94,133. Xisen Mu’s employment agreement has an indefinite term and provides for an annual base salary of $123,278. Feng Zha’s employment agreement has an indefinite term and provides for an annual base salary of $146,723.

Fiscal Year 2015 Named Executive Officer Compensation Components

For the fiscal year ended March 31, 2015, the principal component of compensation for our named executive officers was their base salary and bonus. We provide named executive officers with a base salary to compensate them for services rendered during the fiscal year. The base salaries of our named executive officers vary. The base salary for each named executive officer is based on his or her position and responsibility. The bonus is based on his or her position and our annual overall performance, including certain sales expectations.

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

Our named executive officers did not receive any equity-based compensation for the fiscal year ended March 31, 2015.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)

Lei Lin

Min Zhang

Summary Compensation Table — Fiscal Year Ended March 31, 2015

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal year ended March 31, 2015, 2014 and 2013. The amounts reported in this table for the fiscal year ended March 31, 2015 have been converted from Renminbi to U.S. dollars based on the March 31, 2015 conversion rate of RMB6.1422 to $1.00.

Name and Principal Position	Year ended March 31	Salary ($)	Bonus ($)	Total ($)
Liang Zhang	2015	293,055	97,685	390,739
Chairman of the Board and	2014	292,583	88,750	381,333
Chief Executive Officer	2013	172,279	—	172,279
Ning Cai	2015	123,734	—	123,734
Chief Financial Officer	2014	107,280	—	107,280
Chief Financial Officer	2013	30,354	—	30,354
Weiguo Zhang	2015	94,133	19,537	112,932
President and	2014	95,000	17,750	112,750
Former Interim Chief Financial Officer	2013	117,500	13,400	130,900
Xisen Mu	2015	123,278	13,676	136,954
Vice President, Production	2014	123,080	12,425	135,505
	2013	120,787	—	120,787
Feng Zha	2015	146,723	48,842	195,565
Vice President, Human Resources	2014	146,487	44,375	190,862
and Administration	2013	74,049	40,209	114,258

(1)	Mr. Mu and Zha, along with our chief executive officer, chief financial officer and president, are our Company’s only executive officers who earned or were paid more than $100,000 with respect to fiscal year 2015.

Plan-Based Awards — Fiscal Year Ended March 31, 2015

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year ended March 31, 2015. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year ended March 31, 2015, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year ended March 31, 2015.

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

Director Compensation — Fiscal Year Ended March 31, 2015

The following table presents information regarding the compensation for the fiscal year ended March 31, 2015 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year ended March 31, 2015. None of our non-employee directors held any outstanding options or other stock-based awards as of March 31, 2015. Liang Zhang did not receive any compensation for his services as a director for the fiscal year ended March 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Jinrong Chen	44,935	44,935
Joseph Chow	40,000	40,000
Lei Lin	44,935	44,935
Min Zhang	44,935	44,935
David Hui Li	－	－
Donghao Yang	44,935	44,935

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

Compensation Committee Interlocks and Insider Participation

Jinrong Chen, Lei Lin and Min Zhang each served on the compensation committee during the fiscal year ended March 31, 2015. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year ended March 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 12, 2015, regarding the beneficial ownership of our common stock by:

●	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

●	each of our directors and director nominees;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 12, 2015. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 57,300,713 shares of common stock outstanding as of June 12, 2015. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	62.83%
Ning Cai, Chief Financial Officer	—	—
Weiguo Zhang, President	2,000	*
Xisen Mu, Vice President	—	—
Feng Zha, Vice President	—	—
Joseph Chow, Director and Former Advisor to Chairman	—	—
Donghao Yang, Director and Former Chief Financial Officer	1,200	*
Jinrong Chen, Director	—	—
Lei Lin, Director	—	—
Min Zhang, Director	—	—
All Officers and Directors as a Group	40,003,200	69.81%
PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(2)	4,000,000	6.98%

*	Less than 1%

(1)	This amount includes 36,000,000 shares owned by Beams Power Investment Limited, or Beams, a British Virgin Islands company which are pledged to certain lenders under a facility agreement. Liang Zhang has dispositive and voting power over investments by Beams. Liang Zhang’s wife, Xiuqing Meng, is the sole shareholder and director of Beams. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(2)	According to a Schedule 13D/A filed by Warburg Pincus Private Equity IX, L.P., or Warburg, with the SEC on September 1, 2008, Warburg Pincus IX LLC, or WP IX LLC, is the sole general partner of Warburg. Warburg Pincus Partners LLC, or WP Partners, is the sole managing member of WP IX LLC, and Warburg Pincus & Co., or WP, is the sole managing member of WP Partners. Charles R. Kaye and Joseph P. Landy are each a managing general partner of WP and a managing member and Co-Chief Executive Officer of Warburg Pincus LLC, or WP LLC, which manages Warburg. WP, WP Partners, WP IX LLC, Warburg and WP LLC are collectively referred to as the “Warburg Pincus Entities.” Messrs. Kaye and Landy may be deemed to indirectly beneficially own the shares held by Warburg because of their affiliation with the Warburg Pincus Entities. Messrs. Kaye and Landy disclaim beneficial ownership of the shares held by Warburg except to the extent of their indirect pecuniary interest therein. The address of the Warburg Pincus Entities is 466 Lexington Avenue, New York, New York, 10017. This amount represents the shares of common stock held directly by the Warburg Pincus Entities.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have a 2008 Stock Incentive Plan which has been approved by our shareholders. The plan will terminate on June 10, 2018. To date, we have not issued any awards under the Plan.

The following table sets forth the number of common stocks remaining available for future issuance under the plan as of March 31, 2015.

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

In the fiscal year ended March 31, 2015 and 2014, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties represent office spaces rented to Honnete Beijing, Ao Naier, St. Angel (Beijing) Business Service, and St. Angel Cultural Communication. The following table sets forth the value of our sales to and service for our related parties for the fiscal year ended March 31, 2015 and 2014:

	Year Ended March 31,
(In thousands)	2015	2014
Beijing Honnete Dairy Co., Ltd.	$9	$8
St. Angel (Beijing) Business Service Co., Ltd.	4,651	1,780
Beijing Ao Naier Feed Stuff Co., Ltd.	535	524
Beijing St. Angel Cultural Communication Co., Ltd.	25	17
Total	$5,220	$2,329

In the fiscal year ended March 31, 2015 and 2014, St. Angel Cultural Communication implemented certain marketing activities for the Company. The following table sets forth the value of the service received from our related parties for the fiscal year ended March 31, 2015 and 2014:

	Year Ended March 31,
(In thousands)	2015	2014
Beijing St. Angel Cultural Communication Co. Ltd.	$460	$460
Total	$460	$460

We had indebtedness from related parties controlled by Liang Zhang. The following table sets forth the amount of indebtedness principal outstanding during the fiscal years ended March 31, 2015 and 2014:

	Year Ended March 31,
(In thousands)	2015	2014
Balance at beginning of the year	$0	$2,860
Repayment to related parties	0	2,860
Balance at end of the year	$0	$0

The principal of long term loan from related parties of $2.9 million and accumulated interest was repaid in full in fiscal year 2014. The interest expense of related party loans for the year ended March 31, 2015 and 2014 were nil and $215,000, respectively. The interest rate for the loan was 10.0%.

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

Director Independence

The Board has determined all Board members, excluding Liang Zhang, are independent under the applicable NASDAQ rules. The Board has also determined the members of audit committee, compensation committee and nominating committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. See Item 10. Directors, Executive Officers and Corporate Governance – Board Committees – Audit Committee. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have engaged Deloitte Touche Tohmatsu Certified Public Accountants LLP (“Deloitte”) as our independent auditors. The engagement was approved by the audit committee of our Board of Directors. No relationship existed in any manner between Deloitte and us prior to the date we engaged Deloitte.

Audit Fees

Deloitte was paid aggregate fees of approximately $1,121,000 and $1,121,284 for the fiscal years ended March 31, 2015 and 2014, respectively, for professional services rendered for the audit of our annual financial statements included in Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2015 and 2014.

Audit-related Fees

Deloitte was paid no fees for the fiscal years ended March 31, 2015 and 2014, for audit related service.

Tax Fees

Deloitte was paid no fees for the fiscal years ended March 31, 2015 and 2014, for tax related service.

All Other Fees

Deloitte was paid no other fees for any other services rendered to us for the fiscal years ended March 31, 2015 and 2014.

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

SYNUTRA INTERNATIONAL, INC.

Date: June 12, 2015	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Ning Cai, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Liang Zhang
Liang Zhang	Chief Executive Officer and Chairman (Principal Executive Officer)	June 12, 2015

/s/ Ning Cai
Ning Cai	Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2015
/s/ Joseph Chow
Joseph Chow	Director	June 12, 2015

/s/ Jinrong Chen
Jinrong Chen	Director	June 12, 2015

/s/ Lei Lin
Lei Lin	Director	June 12, 2015

/s/ Min Zhang
Min Zhang	Director	June 12, 2015

/s/ Donghao Yang
Donghao Yang	Director	June 12, 2015

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2008)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

10.1	Employment Agreement between Shengyuan Nutritional Food and Liang Zhang, dated December 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.2	Employment Agreement between Shengyuan Nutritional and Weiguo Zhang, dated June 4, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.3	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Xisen Mu, dated September 1, 2011(incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on June 14, 2012)

10.4	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Feng Zha, dated February 29, 2012(incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on June 14, 2012)

10.5	Employment Agreement between Sheng Yuan Nutritional Food Co., Ltd., Beijing R&D Center and Ning Cai, dated December 18, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on June 13, 2013)

10.6	Common Stock Purchase Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P. , dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.7	Voting and Co-Sale Agreement among Synutra International, Inc., Beams Power Investment Limited, and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on June 1, 2007)

10.8	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008)

Exhibit Number	Description
10.9A	Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16A to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.9B	Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16B to the Registrant’s Annual Report on Form 10-K filed on June 15, 2009)

10.10	Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. and Beijing Shengyuan Huimin Technology Service Co., Ltd. dated July 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.11	Business Operating Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.12	Equity Disposal Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.13	Share Pledge Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.14	Entrustment Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on June 9, 2010)

10.15	Registration Rights Agreement, dated March 3, 2014, by and among Synutra International, Inc., Deutsche Bank AG, Hong Kong Branch and Beams Power Investment Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14. 1 to the Registrant’s Annual Report on Form 10-K filed on June 16, 2008)

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—March 31, 2015 and 2014, (ii) the Consolidated Statements of Operations—Year Ended March 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Year Ended March 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Equity—Year Ended March 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows—Year Ended March 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

