Form 10-Q
period 2015-06-30
Synutra International, Inc.
filed 2015-08-10
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 57,300,713 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

(UNAUDITED)

	June 30, 2015	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$83,633	$85,171
Restricted cash	144,962	145,906
Accounts receivable, net of allowance of $1,776 and $1,824, respectively	15,416	15,405
Inventories	110,238	87,754
Due from related parties	2,013	2,629
Prepaid Income taxes	393	0
Receivable from disposal of a subsidiary	1,114	6,726
Deferred tax assets	12,325	12,267
Prepayments and other current assets	37,979	27,012
Total current assets	408,073	382,870

Property, plant and equipment, net	226,200	187,085
Land use rights, net	8,646	8,657
Intangible assets, net	2,665	2,588
Restricted cash	87,346	78,799
Due from related parties	1,798	2,139
Deferred tax assets	300	298
Long-term loan receivable	9,809	-
Other non-current assets	3,413	2,449
TOTAL ASSETS	$748,250	$664,885
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$166,781	$145,639
Long-term debt due within one year	113,015	130,426
Accounts payable	56,757	47,764
Income taxes payable	0	1,233
Due to related parties	172	130
Advances from customers	13,831	14,844
Deferred tax liabilities	485	0
Other current liabilities	34,771	46,790
Total current liabilities	385,812	386,826
Long-term debt	218,454	144,627
Deferred government subsidy	3,722	3,816
Capital lease obligations	7,815	7,806
Other long-term liabilities	7,183	7,241
Total liabilities	622,986	550,316

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 and 57,301 issued and outstanding at June 30, 2015 and March 31, 2015, respectively	6	6
Additional paid-in capital	135,440	135,440
Accumulated deficit	(27,453)	(35,046)
Accumulated other comprehensive income	14,223	11,526
Total common stockholders’ equity	122,216	111,926
Noncontrolling interest	3,048	2,643
Total equity	125,264	114,569

TOTAL LIABILITIES AND EQUITY	$748,250	$664,885

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
Net sales (including sales to related parties of $ 2,115 and $ 534 for the quarters ended June 30, 2015 and 2014, respectively)	$82,329	$85,975
Cost of sales	40,387	47,212
Gross profit	41,942	38,763
Selling and distribution expenses	12,736	12,593
Advertising and promotion expenses	10,286	9,702
General and administrative expenses	6,498	7,255
Gain on disposal and liquidation of subsidiaries	0	14,962
Government subsidies	80	128
Income from operations	12,502	24,303
Interest expense	4,184	4,837
Interest income	2,346	1,688
Other income, net	124	69
Income before income tax expense	10,788	21,223
Income tax expense	2,790	2,826
Net income	7,998	18,397
Net income attributable to the noncontrolling interest	405	457
Net income attributable to common stockholders	$7,593	$17,940

Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.13	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
Net income	$7,998	$18,397
Other comprehensive income, net of tax:
Currency translation adjustment	2,697	(340)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	(7,011)
Other comprehensive income	2,697	(7,351)
Comprehensive income	10,695	11,046
Less: Comprehensive income attributable to noncontrolling interest	405	457
Comprehensive income attributable to common stockholders	$10,290	$10,589

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and shares in thousands)

(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$(140)	$61,256
Net income	0	0	0	17,940	0	457	18,397
Other comprehensive income, net of tax of nil	0	0	0	0	(7,351)	0	(7,351)
Balance, June 30, 2014	57,301	$6	$135,440	$(86,639)	$23,178	$317	$72,302

Balance, March 31, 2015	57,301	$6	$135,440	$(35,046)	$11,526	$2,643	$114,569
Net income	0	0	0	7,593	0	405	7,998
Other comprehensive income, net of tax of nil	0	0	0	0	2,697	0	2,697
Balance, June 30, 2015	57,301	$6	$135,440	$(27,453)	$14,223	$3,048	$125,264

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net income	$7,998	$18,397
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Depreciation and amortization	2,558	4,701
Bad debt reversal	(351)	(691)
Inventory write down	1,640	630
Gain on disposal and liquidation of subsidiaries	0	(14,962)
Other	(714)	137
Changes in assets and liabilities:
Accounts receivable	397	(933)
Inventories	(23,702)	1,119
Due from related parties	(189)	(413)
Prepayments, tax receivables and others	(11,559)	(1,098)
Accounts payable	(2,005)	4,839
Due to related parties	42	(47)
Advances from customers	(1,082)	781
Income tax receivable/payable	(1,140)	(1,584)
Other current liabilities	(8,437)	(8,633)
Other noncurrent liabilities	(208)	(507)
Net cash (used in) provided by operating activities	(36,752)	1,736

Investing activities:
Acquisition of property, plant and equipment	(29,878)	(29,873)
Change in restricted cash	(6,605)	(883)
Proceeds from assets disposal	1	311
Proceeds from disposal of subsidiaries	5,617	5,208
Changes in long-term loan receivable	(9,809)	-
Net cash used in investing activities	(40,674)	(25,237)

Financing activities:
Proceeds from short-term debt	46,362	15,838
Repayment of short-term debt	(25,453)	(41,251)
Proceeds from long-term debt	83,542	27,252
Repayment of long-term debt	(29,173)	(28,348)
Payment on capital lease obligations	(266)	(35)
Net cash provided by (used in) financing activities	75,012	(26,544)

Effect of exchange rate changes on cash and cash equivalents	876	165

Net change in cash and cash equivalents	(1,538)	(49,878)
Cash and cash equivalents, beginning of period	85,171	90,915
Cash and cash equivalents, end of period	$83,633	$41,037

Supplemental cash flow information:
Interest paid	$4,583	$4,708
Income tax paid	3,927	1,582

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$19,911	$9,471
Disposal of a subsidiary included in receivables	1,114	22,494

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

The Company is responsible for the unaudited consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by US GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

The unaudited consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing ShengyuanHuimin Technology Service Co., Ltd. (the variable interest entity, or "VIE"), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Through the contractual arrangements between the Company and the VIE, the Company controls the operating activities and holds all the beneficial interests of the VIE and has been determined to be the primary beneficiary of the VIE. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIE are insignificant and hold de minimis assets and liabilities.

Net income or loss of a subsidiary is attributed to the Company and to the noncontrolling interests on the basis of relative ownership interest. Noncontrolling interests in subsidiaries are presented separately from the Company's equity therein

All inter-company accounts and transactions have been eliminated in consolidation.

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

Prior to the sale, the Company used Zhangjiakou to process high oil whey power to use in its production of powered formula products. Concurrently with the disposal, the Company has entered into agreements with Zhangjiakou, under which the Company will continue to engage Zhangjiakou in processing at least 16,000 tons of whey powder for the Company from June 2014 through June 2016.

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

4.	INVENTORIES

The Company’s inventories at June 30, 2015 and March 31, 2015 are summarized as follows:

(In thousands)	June 30, 2015	March 31, 2015
Raw materials	$69,498	$50,578
Work-in-progress	21,787	17,905
Finished goods	18,953	19,271
Total	$110,238	$87,754

The value of goods-in-transit included in raw materials was $20.2 million and $11.9 million as of June 30, 2015 and March 31, 2015, respectively, which mainly represented the purchase of milk powder and whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $1.6 million and $0.6 million for the quarter ended June 30, 2015 and 2014, respectively.

5.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	June 30, 2015	March 31, 2015
Sheng Zhi Da Dairy Group Corporation	$1,086	$1,025
Beijing Honnete Dairy Co., Ltd.	5	2
St. Angel (Beijing) Business Service Co. Ltd.	2,701	3,732
Beijing St. Angel Cultural Communication Co., Ltd.	13	6
Beijing AoNaier Feed Stuff Co., Ltd.	6	3
Total	$3,811	$4,768

b.	Due to related parties

(In thousands)	June 30, 2015	March 31, 2015
Beijing St. Angel Cultural Communication Co., Ltd.	172	130

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the quarter ended June 30, 2015 and 2014, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Beijing AoNaier Feed Stuff Co., Ltd., and powdered formula products to St. Angel (Beijing) Business Service., Ltd., and services for related parties including office spaces rented to Beijing Honnete Dairy Co., Ltd., Beijing AoNaier Feed Stuff Co., Ltd., St. Angel (Beijing) Business Service Co., Ltd., and Beijing St. Angel Cultural Communication Co., Ltd..

	Three Months Ended June 30,
(In thousands)	2015	2014
Beijing Honnete Dairy Co., Ltd.	$2	$2
St. Angel (Beijing) Business Service Co., Ltd.	2,103	473
Qingdao Lvyin Waste Disposal Investment	1	0
Beijing AoNaier Feed Stuff Co., Ltd.	3	53
Beijing St. Angel Cultural Communication Co., Ltd.	6	6
Total	$2,115	$534

C.	Purchases from related parties

In the quarter ended June 30, 2015 and 2014, St. Angel Cultural Communication provided certain marketing activities for the Company.

	Three Months Ended June 30,
(In thousands)	2015	2014
Beijing St. Angel Cultural Communication Co. Ltd.	$116	$115

6.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	June 30, 2015	March 31, 2015
Property, plant and equipment, cost:
Land	1,499	1,447
Capital lease of building	5,780	5,753
Buildings and renovations	80,865	80,013
Plant and machinery	66,708	65,790
Office equipment and furnishings	11,235	11,146
Motor vehicles	2,589	2,577
Others	1,115	1,140
Total cost	$169,791	$167,866
Less: Accumulated depreciation:
Capital lease of building	1,041	992
Buildings and renovations	19,023	17,790
Plant and machinery	45,465	44,193
Office equipment and furnishings	9,782	9,599
Motor vehicles	1,900	1,834
Others	801	764
Total accumulated depreciation	78,012	75,172
Construction in progress	134,421	94,391
Property, plant and equipment, net	$226,200	$187,085

Land represents a parcel of land acquired for the Company’s French subsidiary.

Construction in progress mainly represents construction and equipment purchase for the French subsidiary as of June 30, 2015 and March 31, 2015.

The Company recorded depreciation expense for owned assets and capital leased assets at $2.5 million and $4.7 million for the quarter ended June 30, 2015 and 2014, respectively.

7.	LONG TERM LOAN TO A SUPPLIER

In May 2015, the Company provided a four-year long term loan of $9.8 million with interest rate of 7% to a supplier for the iron tins used for our formula products, as a means of developing their business relationship. The supplier shall use the loan to expand its own upstream manufacturing capacity and to reattribute $4.4 million to us as performance guaranty to secure the preferred supplier status for our French Project. The loan shall be repaid in full by the supplier in installments while the performance guaranty will amortize over ten years without repayment from us, as long as we fulfill the amount of minimum orders on tins each year. The outstanding principal amount of the loan due from this supplier was $9.8 million as of June 30, 2015.

8.	DEBT

The Company’s debts consisted of the following:

(In thousands)	June 30, 2015	March 31, 2015
Short-term debt	$166,781	$145,639
Long-term debt due within one year	113,015	130,426
Total debt, current	279,796	276,065
Long-term debt, non-current portion	218,454	144,627
Total	498,250	420,692

Long-term debt

The long-term debts, including current portion, as of June 30, 2015 and March 31, 2015 are comprised of:

(In thousands)	June 30, 2015	March 31, 2015
Long-term debt borrowed in Mainland China	$179,529	$154,393
Long-term debt borrowed in Hong Kong	93,619	93,099
Long-term debt borrowed in France	58,321	27,561
Total	331,469	275,053

As of Jun 30, 2015, among the long-term debts which were borrowed in Mainland China, $12.4 million was secured by restricted cash deposits of $ 14.4 million and the rest $167.2 million were credit debts. Most of these debts used floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank. The maturity dates range from July 2015 to February 2018. A long-term loan of €11.0 million (equivalent to $12.4 million), which will be due in February 2018 and uses floating interest rates which are calculated based on the London Inter Bank Overnight Rate, or LIBOR, is restricted to the purpose of construction of the French project.

As of June 30, 2015, the long-term debts which were borrowed in Hong Kong were secured by restricted cash deposit of $76.7 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity dates of the used facility range from August 2015 to March 2017.

As of June 30, 2015, the long-term debts which were borrowed in France were secured by restricted cash deposit of $37.9 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity dates of the borrowed debts range from January 2019 to September 2022.

As of Jun 30, 2015, the Company had drawn down €26.5 million (equivalent to $29.8 million) under the committed long-term loan facility for Synutra France of €53.0 million (equivalent to $59.6 million) from a bank. This facility used floating interest rate, which was calculated based on LIBOR. The term of this facility was eight years from the actual drawdown date. This facility was pledged by all the long-lived assets of our French Project.

The weighted average interest rate as of June 30, 2015 and March 31, 2015 for the long-term debts was 4.3% and 4.4%, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Twelve Months Ended,
June 30, 2016	$113,015
June 30, 2017	99,847
June 30, 2018	60,287
June 30, 2019	28,543
June 30, 2022	29,777
Total	$331,469

The total amount of interest cost incurred was $4.9 million and $5.2 million, and the amount thereof that has been capitalized was $0.7 million and $0.3 million, for the quarter ended June 30, 2015 and 2014, respectively.

 Borrowings both in short-term and long-term, including current portion, denominated in RMB, USD and EUR were $196.6 million, $219.7 million and $81.9 million as of Jun 30, 2015, respectively.

9.	OTHER CURRENT LIABILITIES

(In thousands)	June 30, 2015	March 31, 2015
Accrued discount, rebate and slotting fee	$18,486	$24,861
Payroll and bonus payables	5,095	8,825
Accrued selling expenses	2,389	3,404
Accrued advertising and promotion expenses	2,744	3,980
Others	6,057	5,720
Total	$34,771	$46,790

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

11.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended June 30,
(In thousands except for per share data)	2015	2014
Net income attributable to common stockholders	$7,593	$17,940
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.13	$0.31

12.	SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2014, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for fiscal year 2015, and the segment information in prior years was restated to be consistent with the current year reportable segments. The three reportable segments are:

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

	Three Months Ended June 30,
(In thousands)	2015	2014
NET SALES TO EXTERNAL CUSTOMERS
- Nutritional food	$73,726	$82,250
- Nutritional supplement	8,057	1,668
- Other business	546	2,057
Net sales	$82,329	$85,975
INTERSEGMENT SALES
- Nutritional food	$27	$1
- Nutritional supplement	3,504	3,490
- Other business	0	0
Intersegment sales	$3,531	$3,491
GROSS PROFIT (LOSS)
- Nutritional food	$41,030	$39,396
- Nutritional supplement	535	(187)
- Other business	377	(446)
Gross profit	$41,942	$38,763

(In thousands)	June 30, 2015	March 31, 2015
TOTAL ASSETS
- Nutritional food	$682,651	$626,317
- Nutritional supplement	69,688	38,878
- Other business	3,442	2,169
- Unallocated assets	5,535	10,528
- Intersegment elimination	(13,066)	(13,007)
Total	$748,250	$664,885

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

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. The factors described in the Company’s Annual Report on Form 10-K under Part I. Item 1A. Risk Factors and below in Part II.Other Information – Item 1A. Risk Factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of June 30, 2015, this network comprised over 760 independent distributors and over 300 independent sub-distributors who sell our products in approximately 22,100 retail outlets.

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

Executive Summary

After the successful implementation of the Gold Mining program in fiscal 2014 and 2015, which consolidated our retail outlets and improved our management of distributors and stores with regard to both inventories and expenses, as more fully described in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we continue to execute the same management philosophy in fiscal 2016. We continue to focus on store profitability, channel inventory levels and the effectiveness of promotional discounts and expenses.

The Kangaroo program which we launched in fiscal 2015 was intended to enhance customer service and brand equity. The primary purpose of this program is to encourage our approximately 8,000 in-store promoters to better serve our consumers through our membership royalty program. Promoters’ compensation was previously solely based on the commission they received on the sales in the stores where they worked and only during the hours they worked.  In the second quarter of fiscal 2015, we started to reward bonuses to promoters based on the royalty points accumulated by their members, regardless of where and when sales occur, which encouraged promoters to maintain an accurate and updated list of their members in our central database.  In the third quarter of fiscal 2015, we launched our self-developed sales management mobile application, called “Treasure in Hand”. All of our promoters were required to download this application and use it to manage or monitor cell phone based communications with their members, including calls, short messages and WeChat messages (the dominant mobile communication application in China).  Our sales staff manages these promoters based on the recorded interactions in Treasure in Hand, and our central database supporting this application has become the centralized platform to distribute information, as well as to analyze and manage sales and service behavior.  The next stage of this program, which started in the last quarter of fiscal 2015, is to encourage our promoters to further consolidate their form of communication to WeChat based group chats to help build a sense of community that matches the nature of our products, and which will allow us to send tailored messages to tens of thousands of such groups in a direct and personal way.

As the next stage of our Online to Offline (O2O) membership service program, in the first quarter of fiscal 2016 we continue to develop the ThumbMama membership community and the ThumbMall e-commerce platform.  The Company has a public WeChat account by the name of “Mu Zhi Ma Ma”, or ThumbMama, under which we can assign 1 to 3 subaccount to each of our 8,000 promoters.  These subgroups function just like a normal WeChat friends chat group (which is the leading mobile internet based social application in China) but the Company maintains ownership and back door monitoring of these groups.  During this quarter we have required each of our promoters to add members that they developed through offline, in person contact, to these chat groups, and start to actively host these group.  We encourage our promoters to move beyond just being an in-store promoter who physically stands and waits for her customers, to a nutritional consultant who actively encourages questions from her members and provides knowledge and advice on child-rearing.  In addition to its service and social functions, we also hope that the ThumbMama groups will be the portal for our membership to purchase our products via mobile internet.  In the quarter ended June 30, 2015 we have begun to process online transactions in volumes via our WeChat store which is linked to all the ThumbMama subaccount groups.  In addition to the member exclusive WeChat platform, we have also set up an open to the public website by the name of “Mu Zhi Shang Cheng”, or ThumbMall, which features cross border e-commerce, and we saw the first batch of transactions on that website in July 2015.  In the face of continuously intensifying competition in our offline channels, we believe our O2O program will help us to transition to lower cost sales and communication channels without sacrificing service quality to our members.

Beyond these initiatives, in fiscal 2016 we will continue to focus on several niche markets in which we have already built market leading positions, including our specialty formula products, exclusively marketed private label channel and adult formula products.

We continue to execute on our French Project, which includes two spray drying towers, one for whole milk powder and one for oil wrapped whey protein powder, each with an annual capacity of 45,000 tons, as well as mixing and canning capacity for powdered formula products of 60,000 tons per annum.  The total fixed asset budget for this project is €161 million.   We expect to begin trial operations of the drying towers in the fourth quarter of calendar 2015, with formal operations beginning in the first quarter of calendar 2016, at which time trial operations will begin in the mixing and packaging facility.  Once we receive certification from the Chinese FDA, we plan to start importing our 100% French-produced infant formula into the Chinese market in the second quarter of calendar 2016.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended June 30, 2015and 2014:

	Three Months Ended June 30,
(In thousands, except per share data)	2015	2014	% Change
Net sales	$82,329	$85,975	-4%
- Nutritional food segment	73,726	82,250	-10%
Cost of sales	40,387	47,212	-15%
- Nutritional food segment	32,696	42,854	-24%
Gross profit	41,942	38,763	8%
- Nutritional food segment	41,030	39,396	4%
Gross Margin	51%	45%	13%
- Nutritional food segment	56%	48%	16%
Income from operations	12,502	24,303	-49%
Interest expense, net	1,838	3,149	-42%
Income before income tax (benefit) expense	10,788	21,223	-49%
Income tax expense	2,790	2,826	*
- Effective tax rate	25.9%	13.3%	*
Net income	7,998	18,397	-57%
Net income attributable to common stockholders	$7,593	$17,940	-58%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$0.13	$0.31	-58%

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change in
(In thousands, except percentage data)	2015	2014	% Change	Volume	Price
Nutritional food	$73,726	$82,250	-10%	-5%	-6%
Nutritional supplement	8,057	1,668	383%
Other business	546	2,057	-74%
Net sales	$82,329	$85,975	-4%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The decrease in net sales of our nutritional food segment was mainly due to the following factors:

●	Sales volume of nutritional food products for the three months ended June 30, 2015 was 5,414 tons, as compared to 5,681 tons for the same period in the previous year. The decrease was primarily due to increased competition in our traditional channels which was partly offset by higher volume under our private label business.

●	The average selling price of our nutritional food products for the three months ended June 30, 2015 was $13,618 per ton, compared to $14,478 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease in average selling price was mainly due to higher discounts offered in this quarter as compared with discounts offered in the prior year’s period which were lower than normal

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the nutritional supplement segment is mainly comprised of external sales of chondroitin sulfate materials to international pharmaceutical companies.

Other business mainly included ancillary sales of excess or unusable ingredients and materials to industrial customers. The 74% decrease in sales of our other business compared to the same period in the previous year was mainly due to the decreased sales volume of milk powder, as we now have a higher utilization rate of the whole milk powder we purchase from Fonterra as we have switched to a more selective grade of Fonterra WMP products.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended June 30,
(In thousands, except percentage data)	2015	2014	% Change
Nutritional food	$32,696	$42,854	-24%
Nutritional supplement	7,522	1,855	306%
Other business	169	2,503	-93%
Cost of sales	$40,387	$47,212	-15%

The decrease in the cost of sales of the nutritional food segment was mainly due to decreased raw material purchase prices, especially those of whole milk powder.

The increase in the cost of sales of the nutritional supplement segment was mainly due to the increased sales volume of chondroitin sulfate.

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Three Months Ended June 30,
(In thousands, except percentage data)	2015	2014	% Change
Gross profit	$41,942	$38,763	8%
- Nutritional food	41,030	39,396	4%
Gross margin	51%	45%
- Nutritional food	56%	48%

The increase of gross margin was primarily contributable to the lower raw material purchase cost, which more than offset the effect of the decrease of average selling prices.

Expenses

	Three Months Ended June 30,
(In thousands, except percentage data)	2015	2014	% Change
Selling and distribution expenses	$12,736	$12,593	1%
Advertising and promotion expenses	10,286	9,702	6%
- Advertising expenses	2,080	1,524	37%
- Promotion expenses	8,206	8,178	0.3%
General and administrative expenses	6,498	7,255	-10%
Gain on disposal and liquidation of subsidiaries	0	14,962	*
Government subsidies	80	128	-38%

* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. We believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus, which was the main reason for the increase in advertising expenses. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our products compared to mass media advertising. Promotion expenses remained stable compared to the first quarter of fiscal year 2015.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the release of $0.8 million from the compensation fund set up in fiscal year 2009 to settle existing and potential claims affected by melamine contamination, those claims now being a remote probability.

Gain on disposal of subsidiaries represented gain on the disposal of Zhangjiakou to a third party of $15.0 million in the quarter ended June 30, 2014.

Interest Expense and Interest Income

	Three Months Ended June 30,
(In thousands, except percentage data)	2015	2014	% Change
Interest expense	$4,184	$4,837	-14%
Interest income	2,346	1,688	39%

The decrease in interest expense was mainly due to decreased average interest rate as we borrow more USD loans from Hong Kong which provide lower interest rate, partially offset by increased loan balance. There was $0.7 million of interest expenses capitalized for the French Project in the quarter ended June 30, 2015

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended June 30, 2015 was $7.6 million, compared to $17.9 million for the same period in the previous year.

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

Cash and cash equivalents totaled $83.6 million at June 30, 2015, of which $78.8 million was held outside of the United States.

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

As of June 30, 2015, approximately €108.4 million under the total fixed asset budget of €161.0 million was already invested. The Company has entered into a long-term project financing of €53.0 million, €26.5 million of which was unused as of June 30, 2015. In addition, the Company plans to finance the remaining part of the project with the combination of cash on hand, future operating cash flows and other bank borrowings as needed.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Three Months Ended June 30,
(In thousands)	2015	2014
Cash flow used in/(provided by):
Operating activities
Net income	$7,998	$18,397
Depreciation and amortization	2,558	4,701
Bad debt reversal	(351)	(691)
Inventory write down	1,640	630
Gain on disposal and liquidation of subsidiaries	0	(14,962)
Other	(714)	137
Changes in assets and liabilities	(47,883)	(6,476)
Total operating activities	(36,752)	1,736
Investing activities	(40,674)	(25,237)
Financing activities	75,012	(26,544)
Effect of foreign currency translation on cash and cash equivalents	876	165
Net change in cash and cash equivalents	$(1,538)	$(49,878)

Cash flow provided by operating activities was a result of the net income of $8.0 million, as adjusted for non-cash expense and income items of $3.1 million, and an increase in working capital of $47.8 million. In the three months ended June 30, 2015, we spent $89.8 million to purchase raw materials and other production materials, $15.0 million in staff compensation and social welfare, $6.9 million in taxes, $23.0 million in operating expenses, $4.6 million in interest, $1.0 million in land lease, received $102.7 million from our customers and $0.7 million from interest payments.

Cash flow used in investing activities in the three months ended June 30, 2015 represents $29.9 million payment for the purchase of property, plant and equipment, $6.6 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $9.8 million long term loan to a supplier and $5.6 million proceeds from disposal of Zhangjiakou.

Cash flow used in financing activities in the three months ended June 30, 2015 mainly represents net cash inflow of $20.9 million from short-term loans and net cash outflow of $54.4 million from long-term loans, and $0.3 million payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 7.”

Capital Expenditures

Our capital expenditures were $37.5 million and the corresponding cash outflow was $29.9 million for the three months ended June 30, 2015, which mainly represented expenditures for our drying facility project in France.

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

In February 2015, the FASB issued a new pronouncement Inventory (Topic 330): Simplifying the Measurement of Inventory. The current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.

The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The Company is in the process of evaluating the impact on its consolidated financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk”, “Inflation”, “Interest Rate Risk”, “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2015.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2015, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There have been no material changes to these risks and uncertainties during the three months ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—June 30, 2015 and March 31, 2015, (ii) the Consolidated Statements of Operations—Three Months Ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three Months Ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Equity—Three Months Ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows—Three Months Ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	August 10, 2015	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer