Form 10-Q
period 2015-09-30
Synutra International, Inc.
filed 2015-11-09
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 57,188,582 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

(UNAUDITED)

	September 30, 2015	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$83,853	$85,171
Restricted cash	98,839	145,906
Accounts receivable, net of allowance of $1,062 and $1,824, respectively	19,862	15,405
Inventories	93,490	87,754
Due from related parties	3,851	2,629
Prepaid Income tax	781	0
Receivable from disposal of subsidiaries	1,071	6,726
Deferred tax assets	11,845	12,267
Prepayments and other current assets	36,074	27,012
Total current assets	349,666	382,870

Property, plant and equipment, net	257,862	187,085
Land use rights, net	8,777	8,657
Intangible assets, net	2,650	2,588
Restricted cash	108,311	78,799
Due from related parties	913	2,139
Deferred tax assets	278	298
Long-term loan receivable	9,432	0
Other non-current assets	4,461	2,449
TOTAL ASSETS	$742,350	$664,885
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$131,493	$145,639
Long-term debt due within one year	98,372	130,426
Accounts payable	42,598	47,764
Income taxes payable	0	1,233
Due to related parties	128	130
Advances from customers	15,421	14,844
Other current liabilities	42,241	46,790
Total current liabilities	330,253	386,826
Long-term debt	270,118	144,627
Deferred government subsidy	3,623	3,816
Capital lease obligations	7,484	7,806
Other long-term liabilities	6,872	7,241
Total liabilities	618,350	550,316

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 issued and 57,189 outstanding at September 30, 2015, 57,301 and 57,301 issued and outstanding at March 31, 2015, respectively	6	6
Additional paid-in capital	134,883	135,440
Accumulated deficit	(26,944)	(35,046)
Accumulated other comprehensive income	12,886	11,526
Total common stockholders’ equity	120,831	111,926
Noncontrolling interest	3,169	2,643
Total equity	124,000	114,569

TOTAL LIABILITIES AND EQUITY	$742,350	$664,885

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

  (Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$87,348	$102,464	$169,677	$188,439
Cost of sales	46,753	58,564	87,140	105,776
Gross profit	40,595	43,900	82,537	82,663
Selling and distribution expenses	13,832	14,856	26,568	27,449
Advertising and promotion expenses	7,800	8,913	18,086	18,615
General and administrative expenses	6,203	6,992	12,701	14,247
Gain on disposal and liquidation of subsidiaries	0	332	0	15,294
Government subsidies	122	167	202	295
Income from operations	12,882	13,638	25,384	37,941
Interest expense	4,194	3,703	8,378	8,540
Interest income	2,188	1,717	4,534	3,405
Foreign currency exchange (loss) gain, net	(8,883)	164	(8,552)	629
Other expense, net	(213)	(267)	(420)	(663)
Income before income tax expense	1,780	11,549	12,568	32,772
Income tax expense	1,141	45	3,931	2,871
Net income	639	11,504	8,637	29,901
Net income attributable to the noncontrolling interest	130	1,267	535	1,724
Net income attributable to common stockholders	$509	$10,237	$8,102	$28,177

Weighted average common stock outstanding – basic and diluted	57,291	57,301	57,296	57,301
Earnings per share – basic and diluted	$0.01	$0.18	$0.14	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Dollars in thousands)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$639	$11,504	$8,637	$29,901
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments
Unrealized translation (loss) gain during the period	(1,346)	(3,041)	1,351	(3,381)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	0	0	(7,011)
Other comprehensive (loss) income	(1,346)	(3,041)	1,351	(10,392)
Comprehensive (loss) income	(707)	8,463	9,988	19,509
Less: Comprehensive income attributable to noncontrolling interest	121	1,268	526	1,725
Comprehensive (loss) income attributable to common stockholders	$(828)	$7,195	$9,462	$17,784

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

  (Dollars and shares in thousands)

(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$(140)	$61,256
Net income	0	0	0	28,177	0	1,724	29,901
Other comprehensive income, net of tax of nil	0	0	0	0	(10,393)	1	(10,392)
Incorporation of a majority owned subsidiary	0	0	0	0	0	284	284
Balance, September 30, 2014	57,301	$6	$135,440	$(76,402)	$20,136	$1,869	$81,049

Balance, March 31, 2015	57,301	$6	$135,440	$(35,046)	$11,526	$2,643	$114,569
Net income	0	0	0	8,102	0	535	8,637
Other comprehensive income, net of tax of nil	0	0	0	0	1,360	(9)	1,351
Shares Repurchased	(112)	0	(557)	0		0	(557)
Balance, September 30, 2015	57,189	$6	$134,883	$(26,944)	$12,886	$3,169	$124,000

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended September 30,
	2015	2014
Operating activities:
Net income	$8,637	$29,901
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,867	7,679
Bad debt reversal	(1,244)	(1,383)
Inventory write down	4,955	2,083
Gain on disposal and liquidation of subsidiaries	0	(15,294)
Other	50	433
Changes in assets and liabilities:
Accounts receivable	(3,476)	(4,729)
Inventories	(14,210)	(7,144)
Due from related parties	(875)	(1,404)
Prepaid land use right	(516)	46
Prepayments and other current assets	(9,600)	4,427
Accounts payable	(1,608)	(1,174)
Due to related parties	3	(56)
Advances from customers	1,079	(849)
Income tax receivable/payable	(2,078)	(1,984)
Other current liabilities	(4,422)	(2,458)
Other noncurrent liabilities	(418)	(578)
Net cash (used in) provided by operating activities	(18,856)	7,516

Investing activities:
Acquisition of property, plant and equipment	(72,852)	(44,298)
Change in restricted cash	9,627	(16,135)
Proceeds from assets disposal	16	372
Proceeds from disposal of subsidiaries	5,617	22,117
Changes in long-term loan receivable	(9,809)	0
Net cash used in investing activities	(67,401)	(37,944)

Financing activities:
Proceeds from short-term debt	94,731	60,311
Repayment of short-term debt	(107,995)	(57,389)
Proceeds from long-term debt	149,495	46,861
Repayment of long-term debt	(50,324)	(62,169)
Payment on capital lease obligations	(266)	(300)
Payment on shares repurchased	(557)	0
Net cash provided by (used in) financing activities	85,084	(12,686)

Effect of exchange rate changes on cash and cash equivalents	(145)	(54)

Net change in cash and cash equivalents	(1,318)	(43,168)
Cash and cash equivalents, beginning of period	85,171	90,915
Cash and cash equivalents, end of period	$83,853	$47,747

Supplemental cash flow information:
Interest paid	$7,261	$7,677
Income tax paid	6,006	2,025

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$12,436	$11,712
Disposal of a subsidiary included in receivables	1,071	6,832

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infants and adults, and also engages in other nutritional product offerings, such as certain nutritional supplement.

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

3.	INVENTORIES

The Company’s inventories at September 30, 2015 and March 31, 2015 are summarized as follows:

(In thousands)	September 30, 2015	March 31, 2015
Raw materials	$53,496	$50,578
Work-in-progress	21,283	17,905
Finished goods	18,711	19,271
Total	$93,490	$87,754

The value of goods-in-transit included in raw materials was $4.3 million and $11.9 million as of September 30, 2015 and March 31, 2015, respectively, which mainly represented purchases of whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $3.3 million and $1.5 million for the quarter ended September 30, 2015 and 2014, respectively, and $5.0 million and $2.1 million for the six months ended September 30, 2015 and 2014, respectively.

4.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	September 30, 2015	March 31, 2015
Sheng Zhi Da Dairy Group Corporation	$588	$1,025
Beijing Honnete Dairy Co., Ltd.	0	2
St. Angel (Beijing) Business Service Co. Ltd.	4,085	3,732
Beijing St. Angel Cultural Communication Co., Ltd.	11	6
Beijing AoNaier Feed Stuff Co., Ltd.	80	3
Total	$4,764	$4,768

b.	Due to related parties

(In thousands)	September 30, 2015	March 31, 2015
Beijing Honnete Dairy Co., Ltd.	2	0
Beijing St. Angel Cultural Communication Co., Ltd.	126	130
Total	$128	$130

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three and six months ended September 30, 2015, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Beijing AoNaier Feed Stuff Co., Ltd., and powdered formula products to St. Angel (Beijing) Business Service., Ltd., and services for related parties including office spaces rented to Beijing Honnete Dairy Co., Ltd., Beijing AoNaier Feed Stuff Co., Ltd., St. Angel (Beijing) Business Service Co., Ltd., and Beijing St. Angel Cultural Communication Co., Ltd.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Beijing Honnete Dairy Co., Ltd.	$2	$5	$4	$7
St. Angel (Beijing) Business Service Co., Ltd.	3,165	1,398	5,268	1,871
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	1	0	2	0
Beijing AoNaier Feed Stuff Co., Ltd.	64	95	67	148
Beijing St. Angel Cultural Communication Co., Ltd.	6	13	12	19
Total	$3,238	$1,511	$5,353	$2,045

C.	Purchases from related parties

In the three and six months ended September 30, 2015 and 2014, St. Angel Cultural Communication provided certain marketing activities for the Company.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Beijing St. Angel Cultural Communication Co., Ltd.	$113	$115	$229	$230

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	September 30, 2015	March 31, 2015
Property, plant and equipment, cost:
Land	$1,501	$1,447
Capital lease of building	5,555	5,753
Buildings and renovations	81,105	80,013
Plant and machinery	64,058	65,790
Office equipment and furnishings	12,009	11,146
Motor vehicles	2,489	2,577
Others	1,077	1,140
Total cost	$167,794	$167,866
Less: Accumulated depreciation:
Capital lease of building	1,043	992
Buildings and renovations	19,203	17,790
Plant and machinery	44,648	44,193
Office equipment and furnishings	9,520	9,599
Motor vehicles	1,880	1,834
Others	801	764
Total accumulated depreciation	77,095	75,172
Construction in progress	167,163	94,391
Property, plant and equipment, net	$257,862	$187,085

Construction in progress mainly represents construction and equipment for the French subsidiary as of September 30, 2015 and March 31, 2015.

The Company recorded depreciation expense for owned assets and capital leased assets of $2.3 million and $3.0 million for the quarter ended September 30, 2015 and 2014, respectively, and $4.8 million and $7.6 million for the six months ended September 30, 2015 and 2014, respectively.

6.	LONG-TERM LOAN RECEIVABLE

In May 2015, the Company granted a four-year long term loan of RMB 60.0 million (equivalently $9.4 million) with interest rate of 7% to a supplier for the iron tins used for our formula products, as a means of developing the business relationship. The supplier shall use the loan to expand its own upstream manufacturing capacity. The loan of RMB10.0 million, RMB20.0 million and RMB30.0 million shall be repaid by the supplier in May 2017, 2018 and 2019, respectively. This is recorded as "Long term loan receivable", and the outstanding principal amount of this loan receivable was $9.4 million as of September 30, 2015.

7.	DEBT

The Company’s debts consisted of the following:

(In thousands)	September 30, 2015	March 31, 2015
Short-term debt	$131,493	$145,639
Long-term debt due within one year	98,372	130,426
Total debt, current	229,865	276,065
Long-term debt, non-current portion	270,118	144,627
Total	499,983	420,692

Long-term debt

The long-term debts, including current portion, as of September 30, 2015 and March 31, 2015 are comprised of:

(In thousands)	September 30, 2015	March 31, 2015
Long-term debt borrowed in Mainland China	$205,616	$154,393
Long-term debt borrowed in Hong Kong	84,306	93,099
Long-term debt borrowed in France	78,568	27,561
Total	368,490	275,053

As of September 30, 2015, long-term debts which were borrowed from banks in Mainland China were secured by restricted cash deposits of $38.2 million. Most of these debts have floating interest rates range form 2.97% to 6.15%, which are calculated based on the benchmark lending interest rate published by China’s central bank. The maturity dates range from October 2015 to September 2018.

As of September 30, 2015, long-term debts which were borrowed from banks in Hong Kong were secured by restricted cash deposits of $64.3 million. These debts have floating interest rates range from Libor+1.1% to Libor+2.6%, which are calculated based on LIBOR. The maturity dates of the used facilities range from December 2015 to March 2017.

As of September 30, 2015, long-term debts which were borrowed from banks in France were secured by restricted cash deposits of $36.4 million. These debts have floating interest rates range from Libor+3% to Libor+3.4%, which are calculated based on LIBOR. The maturity dates of the borrowed debts range from January 2019 to September 2022.

As of September 30, 2015, the Company had drawn down €42.4 million (equivalent to $47.7 million) under the committed long-term loan facility for Synutra France of €53.0 million (equivalent to $59.6 million) from a bank. This facility uses a floating interest rate, which is calculated based on LIBOR. The term of this facility is eight years from the actual drawdown date. This facility is pledged by all the long-lived assets of our French Project.

The weighted average interest rate as of September 30, 2015 and March 31, 2015 for the long-term debts was 4.3% and 4.4%, respectively.

The total amount of interest cost incurred was $5.4 million and $4.1 million, and the amount thereof that has been capitalized was $1.2 million and $0.4 million, for the quarter ended September 30, 2015 and 2014, respectively. The total amount of interest cost incurred was $10.3 million and $9.3 million, and the amount thereof that has been capitalized was $1.9 million and $0.8 million, for the six months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, borrowings both in short-term and long-term, including current portion, denominated in RMB, USD and EUR were $214.7 million, $171.8 million and $113.5 million, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Twelve Months Ended
September 30, 2016	$98,372
September 30, 2017	103,994
September 30, 2018	87,556
September 30, 2019	30,842
September 30, 2020 and after	47,726
Total	$368,490

8.	OTHER CURRENT LIABILITIES

(In thousands)	September 30, 2015	March 31, 2015
Accrued discount, rebate and slotting fee	$21,932	$24,861
Payroll and bonus payables	7,358	8,825
Accrued selling expenses	3,244	3,404
Accrued advertising and promotion expenses	2,668	3,980
Others	7,039	5,720
Total	$42,241	$46,790

9.	EQUITY

(In thousands)	September 30, 2015	March 31, 2015
Common stock, $.0001 par value: 250,000 authorized; 57,301 issued and 57,189 outstanding at September 30, 2015, 57,301 and 57,301 issued and outstanding at March 31, 2015, respectively	$6	$6
Additional paid-in capital	134,883	135,440
Accumulated deficit	(26,944)	(35,046)
Accumulated other comprehensive income	12,886	11,526
Total common stockholders’ equity	120,831	111,926
Noncontrolling interest	3,169	2,643
Total equity	124,000	114,569

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20,000,000 of our common stock from time to time through September 10, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended September 30, 2015, we repurchased 112,000 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $557,000, which was paid for through cash on hand. As of September 30, 2015, we have $19.4 million available for stock repurchases under our board approved stock repurchase program through September 10, 2016.

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

11.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands except for per share data)	2015	2014	2015	2014
Net income attributable to common stockholders	$509	$10,237	$8,102	$28,177
Weighted average common stock outstanding – basic and diluted	57,291	57,301	57,296	57,301
Earnings per share - basic and diluted	$0.01	$0.18	$0.14	$0.49

12.	SEGMENT REPORTING

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
NET SALES TO EXTERNAL CUSTOMERS
- Nutritional food	$78,265	92,884	151,991	175,134
- Nutritional supplement	8,058	6,679	16,115	8,347
- Other business	1,025	2,901	1,571	4,958
Net sales	$87,348	$102,464	$169,677	$188,439
INTERSEGMENT SALES
- Nutritional food	$31	9	58	10
- Nutritional supplement	2,351	5,333	5,855	8,823
- Other business	137	0	137	0
Intersegment sales	$2,519	$5,342	$6,050	$8,833
GROSS PROFIT
- Nutritional food	$40,362	41,929	81,392	81,325
- Nutritional supplement	553	1,427	1,088	1,240
- Other business	(320)	544	57	98
Gross profit	$40,595	$43,900	$82,537	$82,663

(In thousands)	September 30, 2015	March 31, 2015
TOTAL ASSETS
- Nutritional food	$687,510	626,317
- Nutritional supplement	60,702	38,878
- Other business	2,863	2,169
- Unallocated assets	1,970	10,528
- Intersegment elimination	(10,695)	(13,007)
Total	$742,350	$664,885

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of September 30, 2015, this network comprised over 770 independent distributors and over 290 independent sub-distributors who sell our products in approximately 22,800 retail outlets.

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

The Kangaroo program which we launched in fiscal 2015 was intended to enhance customer service and brand equity. The primary purpose of this program is to encourage our in-store promoters to better serve our consumers through our membership royalty program. Promoters’ compensation was previously solely based on the commission they received on the sales in the stores where they worked and only during the hours they worked.  In the second quarter of fiscal 2015, we started to reward bonuses to promoters based on the royalty points accumulated by their members, regardless of where and when sales occur, which encouraged promoters to maintain an accurate and updated list of their members in our central database.  In the third quarter of fiscal 2015, we launched our self-developed sales management mobile application, called “Treasure in Hand”. All of our promoters were required to download this application and use it to manage or monitor cell phone based communications with their members, including calls, short messages and WeChat messages (the dominant mobile communication application in China).  Our sales staff manages these promoters based on the recorded interactions in Treasure in Hand, and our central database supporting this application has become the centralized platform to distribute information, as well as to analyze and manage sales and service behavior.  The next stage of this program, which started in the last quarter of fiscal 2015, is to encourage our promoters to further consolidate their form of communication to WeChat based group chats to help build a sense of community that matches the nature of our products, and which will allow us to send tailored messages to tens of thousands of such groups in a direct and personal way.

As the next stage of our Online to Offline (O2O) membership service program, in the first quarter of fiscal 2016 we continue to develop the ThumbMama membership community and the ThumbMall e-commerce platform.  The Company has a public WeChat account by the name of “Mu Zhi Ma Ma”, or ThumbMama, under which we can assign one to three subaccounts to each of our nutritional consultants.  These subgroups function just like a normal WeChat friends chat group (which is the leading mobile internet based social application in China) but the Company maintains ownership and back door monitoring of these groups. We now have tripled the number of nutritional consultants providing advice and services to our ThumbMama membership, and we have expanded the nutritional consultant program to incorporate various types of part-time individuals/industry participants. Since the beginning of fiscal 2016 when we formally launched our ThumbMall WeChat store which is linked to those ThumbMama subaccounts, we have seen ten times growth in monthly sales through ThumbMall, which now accounts for over 10% of our sales of the Super brand IMF products that in turn accounts for two-thirds of our total sales. We view this strategic initiative as a platform from which we will be able to drive sales sustainably over time, particularly as our premium, imported products from our French facility are brought to market in the early part of next year.

We continue to execute on our French Project, which includes two spray drying towers, one for whole milk powder and one for oil wrapped whey protein powder, each with an annual capacity of 45,000 tons, as well as mixing and canning capacity for powdered formula products of 60,000 tons per annum. The total fixed asset budget for this project is €161 million. During the second quarter of fiscal 2016, we began test operations in the two drying towers and we expect that the mixing and canning line may be completed ahead of schedule, allowing both parts to be fully operational at the same time in the first quarter of calendar 2016. We expect to receive the necessary operating approval and import accreditation from the French and Chinese authorities right after we start our commercial operations and to start importing into the Chinese market also in the first half of calender 2016.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands, except per share data)	2015	2014	% Change
Net sales	$87,348	$102,464	-15%
- Nutritional food segment	78,265	92,884	-16%
Cost of sales	46,753	58,564	-20%
- Nutritional food segment	37,903	50,955	-23%
Gross profit	40,595	43,900	-8%
- Nutritional food segment	40,362	41,929	-7%
Gross Margin	46%	43%	8%
- Nutritional food segment	52%	45%	14%
Income from operations	12,882	13,638	-6%
Interest expense, net	2,006	1,986	1%
Foreign currency exchange (loss) gain, net	(8,883)	164	*
Income before income tax expense	1,780	11,549	-97%
Income tax expense	1,141	45	*
Net income	639	11,504	-94%
Net income attributable to common stockholders	$509	$10,237	-95%
Weighted average common stock outstanding – basic and diluted	57,291	57,301	-0.02%
Earnings per share – basic and diluted	$0.01	$0.18	-95%

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change in
(In thousands, except percentage data)	2015	2014	% Change	Volume	Price
Nutritional food	$78,265	92,884	-16%	-13%	-3%
Nutritional supplement	8,058	6,679	21%
Other business	1,025	2,901	-65%
Net sales	$87,348	$102,464	-15%

* not meaningful

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The decrease in net sales of our nutritional food segment was mainly due to the following factors:

●	Sales volume of nutritional food products for the three months ended September 30, 2015 was 6,322 tons, as compared to 7,299 tons for the same period in the previous year. The decrease was primarily due to increased competition in our traditional channels, while our traditional niche products such as private label, specialty milk powder and adult formula products faced different challenges.

●	The average selling price of our nutritional food products for the three months ended September 30, 2015 was $12,380 per ton, compared to $12,726 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease in average selling price was mainly due to more discounts offered and a negative impact from exchange rate changes.

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

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Nutritional food	$37,903	$50,955	-26%
Nutritional supplement	7,505	5,252	43%
Other business	1,345	2,357	-43%
Cost of sales	$46,753	$58,564	-20%

The decrease in the cost of sales of the nutritional food segment was mainly due to decreased raw material purchase prices and decreased sales volume for the three months ended September 30, 2015.

The increase in the cost of sales of the nutritional supplement segment was mainly due to the increased sales volume of chondroitin sulfate.

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Three Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Gross profit	$40,595	$43,900	-8%
- Nutritional food	40,362	41,929	-4%
Gross margin	46%	43%
- Nutritional food	52%	45%

The increase in gross margin was primarily contributable to the lower raw material purchase costs, partially offset by the decreased average selling price.

Expenses

	Three Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Selling and distribution expenses	$13,832	$14,856	-7%
Advertising and promotion expenses	7,800	8,913	-12%
- Advertising expenses	2,983	3,433	-13%
- Promotion expenses	4,817	5,480	-12%
General and administrative expenses	6,203	6,992	-11%
Gain on disposal and liquidation of subsidiaries	0	332	*
Government subsidies	122	167	-27%

* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. The decrease in selling and distribution expenses was mainly due to decreased bonuses for sales staff in line with decreased net sales in the quarter ended September 30, 2015.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. Advertising expenses decreased as we believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV stations. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our products compared to mass media advertising. Compared to zero government subsidy being recognized during the quarter ended September 30, 2014, during the quarter ended September 30, 2015, a local PRC government provided a subsidy of $3.4 million, which was recorded as deduction of promotion expenses, as the subsidy was required to be for promotion purpose. After considering this deduction, the increase was mainly due to more promotional material incurred in the quarter ended September 30, 2015.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease of $0.7 million was mainly due to the change of bad debt expense and the decrease of office expenses.

Gain on disposal of subsidiaries represented gain on the disposal of Beijing Huiliduo to a third party of $0.3 million in the quarter ended September 30, 2014.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Interest expense	$4,194	$3,703	13%
Interest income	2,188	1,717	27%

The increase in interest expense was mainly due to an increase in loan balance. There was $1.2 million of interest expenses capitalized for the French Project in the quarter ended September 30, 2015

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Foreign currency exchange gain (loss), net

The significant foreign currency exchange loss incurred this quarter was mainly due to that one of our PRC subsidiaries whose functional currency is RMB had borrowed significant loans denominated in US Dollar and EURO, and US Dollar and EURO had appreciated significantly against RMB in this quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended September 30, 2015 was $0.5 million, compared to a net income of $10.2 million for the same period in the previous year.

Six Months Results of Operations

Below is a summary of selected comparative results of operations for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
(In thousands, except per share data)	2015	2014	% Change
Net sales	$169,677	$188,439	-10%
- Nutritional food segment	151,991	175,134	-13%
Cost of sales	87,140	105,776	-18%
- Nutritional food segment	70,599	93,809	-25%
Gross profit	82,537	82,663	-0.2%
- Nutritional food segment	81,392	81,325	0.1%
Gross Margin	49%	44%	11%
- Nutritional food segment	54%	46%	15%
Income from operations	25,384	37,941	-33%
Interest expense, net	3,844	5,135	-25%
Foreign currency exchange (loss) gain, net	(8,552)	629	-1460%
Income before income tax expense	12,568	32,772	-62%
Income tax expense	3,931	2,871	*
Net income	8,637	29,901	-71%
Net income attributable to common stockholders	$8,102	$28,177	-71%
Weighted average common stock outstanding – basic and diluted	57,296	57,301	-0,01%
Earnings per share – basic and diluted	$0.14	$0.49	-71%

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended September 30,			% Change in
(In thousands, except percentage data)	2015	2014	% Change	Volume	Price
Nutritional food	$151,991	$175,134	-13%	-10%	-4%
Nutritional supplement	16,115	8,347	93%
Other business	1,571	4,958	-68%
Net sales	$169,677	$188,439	-10%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The decrease in net sales of our nutritional food segment was mainly due to the following factors:

●	Sales volume of nutritional food products for the six months ended September 30, 2015 was 11,736 tons, as compared to 12,980 tons for the same period in the previous year. The decrease was primarily due to increased competition in our traditional channels which was partly offset by higher volume under our private label business.

●	The average selling price of our nutritional food products for the six months ended September 30, 2015 was $12,951 per ton, compared to $13,493 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease in average selling price was mainly due to higher discounts offered

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the nutritional supplement segment is mainly comprised of external sales of chondroitin sulfate materials to international pharmaceutical companies.

Other business mainly included ancillary sales of excess or unusable ingredients and materials to industrial customers. The 68% decrease in sales of our other business compared to the same period in the previous year was mainly due to the decreased sales volume of milk powder, as we now have a higher utilization rate of the whole milk powder we purchase from Fonterra as we have switched to a more selective grade of Fonterra WMP products.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Six Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Nutritional food	$70,599	$93,809	-25%
Nutritional supplement	15,027	7,107	111%
Other business	1,514	4,860	-69%
Cost of sales	$87,140	$105,776	-18%

The decrease in the cost of sales of the nutritional food segment was mainly due to decreased raw material purchase prices and decreased sales volume for the six months ended September 30, 2015.

The increase in the cost of sales of the nutritional supplement segment was mainly due to the increased sales volume of chondroitin sulfate.

The decrease in cost of our Other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Six Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Gross profit	$82,537	$82,663	-0.2%
- Nutritional food	81,392	81,325	0.1%
Gross margin	49%	44%
- Nutritional food	54%	46%

The increase of gross margin was primarily contributable to the lower raw material purchase cost, which more than offset the effect of the decrease of average selling prices.

Expenses

	Six Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Selling and distribution expenses	$26,568	$27,449	-3%
Advertising and promotion expenses	18,086	18,615	-3%
- Advertising expenses	5,063	4,957	2%
- Promotion expenses	13,023	13,658	-5%
General and administrative expenses	12,701	14,247	-11%
Gain on disposal and liquidation of subsidiaries	0	15,294	*
Government subsidies	202	295	-32%

* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. We believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our products compared to mass media advertising. During the six months ended September 30, 2015, a local PRC government provided a subsidy of $3.4 million, which was recorded as deduction of promotion expenses, as the subsidy was required to be for promotion expense purpose. After considering this deduction, the increase was mainly due to more promotional material incurred in the six months ended September 30, 2015.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the decrease in bad debt expenses.

Gain on disposal of subsidiaries represented gain on the disposal of Zhangjiakou to a third party of $15.0 million in the quarter ended June 30, 2014 and of Beijing Huiliduo to a third party of $0.3 million in the quarter ended September 30, 2014.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Six Months Ended September 30,
(In thousands, except percentage data)	2015	2014	% Change
Interest expense	$8,378	$8,540	-2%
Interest income	4,534	3,405	33%

The modest decrease in interest expense was mainly due to increased capitalized interest, partially offset by an increase in loan balance. and a modest increase in the weighted average interest rate. There was $1.9 million of interest expenses capitalized for the French Project in the six months ended September 30, 2015.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Foreign currency exchange gain (loss), net

The significant foreign currency exchange loss incurred this quarter was mainly due to that one of our PRC subsidiaries whose functional currency is RMB had borrowed significant loans denominated in US Dollar and EURO, and US Dollar and EURO had appreciated significantly against RMB in this quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the six months ended September 30, 2015 was $8.1 million, compared to $28.2 million for the same period in the previous year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities mainly represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits, bank acceptance bills and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. In addition, while there can be no assurance that we will be able to refinance our short-term bank borrowings as they become due, historically, we have renewed or rolled over most of our bank loans after the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $83.9 million at September 30, 2015, of which $83.6 million was held outside of the United States.

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

As of September 30, 2015, approximately €144.2 million under the total fixed asset budget of €161.0 million was already invested. The Company has entered into a long-term project financing of €53.0 million, €10.6 million of which was unused as of September 30, 2015. In addition, the Company plans to finance the remaining part of the project with the combination of cash on hand, future operating cash flows and other bank borrowings as needed.

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20,000,000 of its common stock from time to time through September 10, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended September 30, 2015, we repurchased 112,000 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $557,000 which was paid for through cash on hand. As of September 30, 2015, we have board approval for another $19.4 million for stock repurchases under our stock repurchase program through September 10, 2016.

We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases that are not pursuant to the Rule 10b5-1 trading plan adopted in September 2015 are at the discretion of our management and will depend upon market conditions, amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Six Months Ended September 30,
(In thousands)	2015	2014
Cash flow provided by/(used in):
Operating activities
Net income	$8,637	$29,901
Depreciation and amortization	4,867	7,679
Bad debt reversal	(1,244)	(1,383)
Inventory write down	4,955	2,083
Gain on disposal and liquidation of subsidiaries	0	(15,294)
Other	50	433
Changes in assets and liabilities	(36,121)	(15, 903)
Total operating activities	(18,856)	7, 516
Investing activities	(67,401)	(37, 944)
Financing activities	85,084	(12,686)
Effect of foreign currency translation on cash and cash equivalents	(145)	(54)
Net change in cash and cash equivalents	$(1,318)	$(43,168)

Cash flow provided by operating activities was a result of the net income of $8.6 million, as adjusted for non-cash expense and income items of $8.6 million, and an increase in working capital of $36.1 million. In the six months ended September 30, 2015, we spent $157.6 million to purchase raw materials and other production materials, $24.6 million in staff compensation and social welfare, $9.9 million in taxes, $43.5 million in operating expenses, $7.3 million in interest, $1.5 million in land lease, received $222.7 million from our customers and $2.8 million from interest payments.

Cash flow used in investing activities in the six months ended September 30, 2015 represents $72.9 million payment for the purchase of property, plant and equipment, $9.6 million inflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $16,000 in proceeds from disposed assets, $9.8 million long term loan to a supplier, and $5.6 million proceeds from disposal of subsidiaries.

Cash flow used in financing activities in the six months ended September 30, 2015 mainly represents net cash outflow of $13.3 million from short-term loans and net cash inflow of $99.2 million from long-term loans, $0.3 million payment for assets under capital leases, and $0.6 million payment on shares repurchased.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 8.”

Capital Expenditures

Our capital expenditures were $74.8 million and the corresponding cash outflow was $72.9 million for the six months ended September 30, 2015, which mainly represented expenditures for our drying facility project in France.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In August 2015, FASB issued Accounting Standards Update 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting period within that reporting period. We are evaluating the impact to our financial position and result of operations upon adoption.

In July 2015, FASB issued Accounting Standards Update 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. We are evaluating the impact to our financial position and result of operations upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, "Foreign Exchange Risk", "Inflation", "Interest Rate Risk", "Concentration of Credit Risk" and "Commodities Risk" contained in our Form 10-K for the fiscal year ended March 31, 2015.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2015, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There have been no material changes to these risks and uncertainties during the three months ended September 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2015.

In thousands except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 – September 30, 2015	112	$4.97	112	$19,443

Total	112	$4.97	112	$19,443

(1)	On September 10, 2015, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended September 30, 2015, we repurchased 112,000 shares of our common stock on the open market or through the Rule 10b5-1 trading plan at an aggregate cost of $557,000 through cash on hand. As of September 30, 2015, the remaining authorization permits repurchases of up to $19.4 million of our common stock through September 10, 2016. The timing and extent of any future repurchases that are not pursuant to the Rule 10b5-1 trading plan adopted in September 2015 are at the discretion of our management and will depend upon market conditions, amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. The stock repurchases may be discontinued at any time or we may enter into a new Rule 10b5-1 trading plan. Our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—September 30, 2015 and March 31, 2015, (ii) the Consolidated Statements of Operations—Three and Six Months Ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Six Months Ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Equity—Six Months Ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows—Six Months Ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	November 9, 2015	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer