Form 10-Q
period 2015-12-31
Synutra International, Inc.
filed 2016-02-05
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 4, 2016, there were 56,836,797 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

(UNAUDITED)

	December 31, 2015	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$65,206	$85,171
Restricted cash	110,703	145,906
Accounts receivable, net of allowance of $1,197 and $1,824, respectively	24,024	15,405
Inventories	86,926	87,754
Due from related parties	17	2,629
Prepaid income tax	2,606	0
Receivable from disposal of subsidiaries	1,156	6,726
Deferred tax assets	11,707	12,267
Prepayments, tax receivables and others	39,974	27,012
Total current assets	342,319	382,870

Property, plant and equipment, net	275,017	187,085
Land use rights, net	8,549	8,657
Intangible assets, net	2,577	2,588
Restricted cash	113,419	78,799
Due from related parties	529	2,139
Deferred tax assets	376	298
Long-term loan receivable	9,240	0
Other non-current assets	5,019	2,449
TOTAL ASSETS	$757,045	$664,885
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$98,677	$145,639
Long-term debt due within one year	74,985	130,426
Accounts payable	62,381	47,764
Income taxes payable	0	1,233
Due to related parties	242	130
Advances from customers	22,705	14,844
Other current liabilities	50,045	46,790
Total current liabilities	309,035	386,826
Long-term debt	300,323	144,627
Deferred government subsidy	4,756	3,816
Capital lease obligations	7,305	7,806
Other long-term liabilities	6,427	7,241
Total liabilities	627,846	550,316

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized; 57,301 issued and 56,837 outstanding at December 31, 2015, 57,301 and 57,301 issued and outstanding at March 31, 2015, respectively	6	6
Additional paid-in capital	135,319	135,440
Accumulated deficit	(14,906)	(35,046)
Accumulated other comprehensive income	8,930	11,526
Noncontrolling shareholders’ contribution receivable	(3,735)	0
Total common stockholders’ equity	125,614	111,926
Noncontrolling interest	3,585	2,643
Total equity	129,199	114,569

TOTAL LIABILITIES AND EQUITY	$757,045	$664,885

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

  (Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$109,256	$115,331	$278,933	$303,770
Cost of sales	53,891	62,614	141,031	168,390
Gross profit	55,365	52,717	137,902	135,380
Selling and distribution expenses	14,001	15,851	40,569	43,300
Advertising and promotion expenses	12,835	10,498	30,921	29,113
General and administrative expenses	8,000	7,295	20,701	21,542
Gain on disposal and liquidation of subsidiaries	0	0	0	15,294
Government subsidies	105	152	307	447
Income from operations	20,634	19,225	46,018	57,166
Interest expense	4,117	3,315	12,495	11,855
Interest income	2,179	1,807	6,713	5,212
Foreign currency exchange (loss) gain, net	(2,423)	504	(10,975)	1,133
Other expense, net	(179)	(161)	(599)	(824)
Income before income tax expense	16,094	18,060	28,662	50,832
Income tax expense	3,823	205	7,754	3,076
Net income	12,271	17,855	20,908	47,756
Net income attributable to the noncontrolling interest	233	591	768	2,315
Net income attributable to common stockholders	$12,038	$17,264	$20,140	$45,441

Weighted average common stock outstanding – basic and diluted	57,026	57,301	57,163	57,301
Earnings per share – basic and diluted	$0.21	$0.30	$0.35	$0.79

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Dollars in thousands)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$12,271	$17,855	$20,908	$47,756
Other comprehensive income, net of tax:
Foreign currency translation adjustments
Unrealized translation loss during the period	(3,773)	(1,293)	(2,422)	(4,674)
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	0	0	(7,011)
Other comprehensive income	(3,773)	(1,293)	(2,422)	(11,685)
Comprehensive income	8,498	16,562	18,486	36,071
Less: Comprehensive income attributable to noncontrolling interest	416	591	942	2,316
Comprehensive income attributable to common stockholders	$8,082	$15,971	$17,544	$33,755

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and shares in thousands)
(UNAUDITED)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling shareholders’ contribution receivable	Noncontrolling interest	Total equity
	Shares	Amount
Balance, March 31, 2014	57,301	$6	$135,440	$(104,579)	$30,529	$0	$(140)	$61,256
Net income	0	0	0	45,441	0	0	2,315	47,756
Other comprehensive income, net of tax of nil	0	0	0	0	(11,686)	0	1	(11,685)
Incorporation of a majority owned subsidiary	0	0	0	0	0	0	284	284
Balance, December 31, 2014	57,301	$6	$135,440	$(59,138)	$18,843	0	$2,460	$97,611

Balance, March 31, 2015	57,301	$6	$135,440	$(35,046)	$11,526	0	$2,643	$114,569
Net income	0	0	0	20,140	0	0	768	20,908
Other comprehensive income, net of tax of nil	0	0	0	0	(2,596)	0	174	(2,422)
Repurchase of noncontrolling interest	0	0	1,820	0	186	0	(3,491)	(1,485)
Contribution from noncontrolling shareholders.	0	0	430	0	(186)	(3,735)	3,491	0
Shares repurchased	(464)	0	(2,371)	0	0	0	0	(2,371)
Balance,December 31, 2015	57,837	$6	$135,319	$(14,906)	$8,930	$(3,735)	$3,585	$129,199

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(UNAUDITED)

	Nine Months Ended December 31,
	2015	2014
Operating activities:
Net income	$20,908	$47,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,247	10,953
Reversal of allowance for bad debt	(1,367)	(1,699)
Inventory write down	5,491	3,838
Deferred income tax	(214)	0
Gain on disposal and liquidation of subsidiaries	0	(15,294)
Other	61	365
Changes in assets and liabilities:
Accounts receivable	(8,067)	(6,025)
Inventories	(10,069)	(9,326)
Due from related parties	958	(1,222)
Prepaid land use right	(518)	97
Prepayments and other current assets	(17,745)	(2,672)
Accounts payable	23,326	8,858
Due to related parties	117	(549)
Advances from customers	9,127	3,176
Income tax receivable/payable	(3,894)	(4,616)
Other current liabilities	6,028	1,861
Other noncurrent liabilities	373	(835)
Net cash provided by operating activities	31,762	34,666

Investing activities:
Acquisition of property, plant and equipment	(96,914)	(59,691)
Acquisition of subsidiaries	(1,486)	0
Change in restricted cash	(12,127)	(21,964)
Proceeds from assets disposal	16	377
Proceeds from disposal of noncontrolling interest and subsidiaries	5,617	22,186
Changes in long-term loan receivable	(9,809)	0

Net cash used in investing activities	(114,703)	(59,092)

Financing activities:
Proceeds from short-term debt	110,441	125,114
Repayment of short-term debt	(155,683)	(112,465)
Proceeds from long-term debt	211,914	101,716
Repayment of long-term debt	(98,972)	(94,498)
Payment on capital lease obligations	(13)	(567)
Payment on shares repurchased	(2,371)	0
Net cash provided by financing activities	65,316	19,300

Effect of exchange rate changes on cash and cash equivalents	(2,340)	(321)

Net change in cash and cash equivalents	(19,965)	(5,447)
Cash and cash equivalents, beginning of period	85,171	90,915
Cash and cash equivalents, end of period	$65,206	$85,468

Supplemental cash flow information:
Interest paid (net of interest capitalized)	$10,677	$10,465
Income tax paid	11,858	4,869

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$13,202	$15,416
Disposal of subsidiaries included in receivables and noncontrolling shareholders’ contribution receivable	4,891	6,951

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

3.	INVENTORIES

The Company’s inventories at December 31, 2015 and March 31, 2015 are summarized as follows:

(In thousands)	December 31, 2015	March 31, 2015
Raw materials	$46,211	$50,578
Work-in-progress	17,771	17,905
Finished goods	22,944	19,271
Total	$86,926	$87,754

The value of goods-in-transit included in raw materials was $7.3 million and $11.9 million as of December 31, 2015 and March 31, 2015, respectively, which mainly represented the purchase of milk powder and whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $0.5 million and $1.8 million for the quarter ended December 31, 2015 and 2014, respectively, and $5.5 million and $3.8 million for the nine months ended December 31, 2015 and 2014, respectively.

4.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion
(In thousands)	December 31, 2015	March 31, 2015
Sheng Zhi Da Dairy Group Corporation	$529	$1,025
Beijing Honnete Dairy Co., Ltd.	0	2
St. Angel (Beijing) Business Service Co. Ltd.	0	3,732
Beijing St. Angel Cultural Communication Co., Ltd.	17	6
Beijing AoNaier Feed Stuff Co., Ltd.	0	3
Total	$546	$4,768

b.	Due to related parties
(In thousands)	December 31, 2015	March 31, 2015
Beijing St. Angel Cultural Communication Co., Ltd.	$132	$130
Beijing AoNaier Feed Stuff Co., Ltd.	107	0
St. Angel (Beijing ) Business Service Co. Ltd.	3	0
Total	$242	$130

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three and nine months ended December 31, 2015, the Company’s sales to related parties mainly included feed grade milk powder sold to AoNaier and powdered formula products sold to St. Angel (Beijing) Business Service. Other immaterial transactions with related parties included renting office spaces to Honnete, AoNaier, St. Angel (Beijing) Business Service and St. Angel Cultural Communication. In the three and nine months ended December 31, 2014, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to AoNaier, and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Beijing Honnete Dairy Co., Ltd.	$2	$0	$6	$7
St. Angel (Beijing) Business Service Co., Ltd.	3,559	1,190	8,827	3,061
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	0	0	2	0
Beijing AoNaier Feed Stuff Co., Ltd.	26	250	93	398
Beijing St. Angel Cultural Communication Co., Ltd.	6	0	18	19
Total	$3,593	$1,440	$8,946	$3,485

C.	Purchases from related parties

In the three and nine months ended December 31, 2015 and 2014, St. Angel Cultural Communication implemented certain marketing activities for the Company.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Beijing St. Angel Cultural Communication Co. Ltd.	$118	$115	$347	$345

5.	PROPERTY, PLANT AND EQUIPMENT, NET
(In thousands)	December 31, 2015	March 31, 2015
Property, plant and equipment, cost:
Land	$1,669	$1,447
Capital lease of building	5,441	5,753
Buildings and renovations	79,588	80,013
Plant and machinery	63,998	65,790
Office equipment and furnishings	11,846	11,146
Motor vehicles	2,454	2,577
Others	1,113	1,140
Total cost	$166,109	$167,866
Less: Accumulated depreciation:
Capital lease of building	1,063	992
Buildings and renovations	19,748	17,790
Plant and machinery	44,668	44,193
Office equipment and furnishings	9,525	9,599
Motor vehicles	1,885	1,834
Others	819	764
Total accumulated depreciation	77,708	75,172
Construction in progress	186,616	94,391
Property, plant and equipment, net	$275,017	$187,085

Construction in progress mainly represents construction and equipment purchase for the French subsidiary as of December 31, 2015 and March 31, 2015

The Company recorded depreciation expense for owned assets and capital leased assets of $2.4 million and $3.3 million for the quarter ended December 31, 2015 and 2014, respectively, and $7.2 million and $10.9 million for the nine months ended December 31, 2015 and 2014, respectively.

6.	LONG-TERM LOAN RECEIVABLE

In May 2015, the Company granted a four-year long-term loan of RMB 60.0 million (equivalent to $9.4 million) with interest rate of 7% to Qingdao Jisheng Iron Printing and Tin Making Co.,LTD. (“Qingdao Jisheng”), a supplier for the iron sheet used for our formula products. Qingdao Jisheng shall use the loan to expand its own upstream manufacturing capacity. RMB10.0 million, RMB20.0 million and RMB30.0 million shall be repaid by Qingdao Jisheng in May 2017, 2018 and 2019, respectively. The outstanding loan amount is recorded as long-term loan receivable on the consolidated balance sheet.

7.	DEBT

The Company’s debts consisted of the following:

(In thousands)	December 31, 2015	March 31, 2015
Short-term debt	$98,677	$145,639
Long-term debt due within one year	74,985	130,426
Total debt, current	173,662	276,065
Long-term debt, non-current portion	300,323	144,627
Total	$473,985	$420,692

Long-term debt

The long-term debts, including current portion, as of December 31, 2015 and March 31, 2015 are comprised of:

(In thousands)	December 31, 2015	March 31, 2015
Long-term debt borrowed in Mainland China	$221,010	$154,393
Long-term debt borrowed in Hong Kong	78,031	93,099
Long-term debt borrowed in France	76,267	27,561
Total	$375,308	$275,053

As of December 31, 2015, long-term debts which were borrowed from banks in Mainland China were secured by restricted cash deposits of $61.6 million. Most of these debts have floating interest rates range from 1.22% to 6.00%, which are calculated based on the benchmark lending interest rate published by China’s central bank. The maturity dates range from January 2016 to December 2018.

As of December 31, 2015, long-term debts which were borrowed from banks in Hong Kong were secured by restricted cash deposits of $56.9 million. These debts have floating interest rates range from Libor+1.1% to Libor+2.60%, which are calculated based on LIBOR. The maturity dates of the used facilities range from February 2016 to December 2017.

As of December 31, 2015, long-term debts which were borrowed from banks in France were secured by restricted cash deposits of $35.7million and all the long-lived assets of the French Project. $29.9 million of these debts have floating interest rates range from Libor+3% to Libor+3.4%, which are calculated based on LIBOR, and $46.4 million of these debts have fixed interest rates range from 2.2% to 4.3%. The maturity dates of the borrowed debts range from January 2019 to September 2022. As of December 31, 2015, the company has €6.7 million available for further draw down under committed long-term bank loan facility for Synutra France.

The weighted average interest rate as of December 31, 2015 and March 31, 2015 for the long-term debts was 4.3% and 4.4%, respectively.

The total amount of interest cost incurred was $5.4 million and $3.8 million, and the amount thereof that has been capitalized was $1.3 million and $0.5 million, for the quarter ended December 31, 2015 and 2014, respectively. The total amount of interest cost incurred was $15.7 million and $13.1 million, and the amount thereof that has been capitalized was $3.2 million and $1.3 million, for the nine months ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, borrowings both in short-term and long-term, including current portion, denominated in RMB, USD and EUR were $200.8 million, $141.3 million and $131.9 million, respectively.

Maturities on long-term debt, including current and non-current portion, subject to mandatory redemption are as follows:

(In thousands)	Twelve Months Ended
December 31, 2016	$74,985
December 31, 2017	130,709
December 31, 2018	93,346
December 31, 2019	29,939
December 31, 2020	46,329
Total	$375,308

8.	OTHER CURRENT LIABILITIES

(In thousands)	December 31, 2015	March 31, 2015
Accrued discount, rebate and slotting fee	$24,477	$24,861
Payroll and bonus payables	9,725	8,825
Accrued selling expenses	3,223	3,404
Accrued advertising and promotion expenses	2,615	3,980
Others	10,005	5,720
Total	$50,045	$46,790

In May 2015, Qingdao Jisheng agreed to pay RMB 27.0 million (equivalent to $4.4 million) to the Company to secure the exclusive iron sheet supplier status for the Company's French Project for ten years starting from its commercial operation. Under the agreement, the Company is required to fulfill a contractual amount of minimum purchase volume at fair market value each year for a period of ten years. If the Company failed to meet this minimum annual purchase volume, the Company is obligated to compensate Qingdao Jisheng at RMB 0.1 per tin for the shortfall. By December 31, 2015, the Company had received RMB 10.0 million (equivalent to $1.5 million) upfront prepayment from Qingdao Jisheng. As the Company’s French Project is still under construction, it has not begun purchasing iron sheet by December 31, 2015. $0.3 million and $1.2 million were recorded in "other current liabilities" and "other noncurrent liabilities" respectively. The amount will be recognized based on actual order as a reduction to cost.

9.	EQUITY

(In thousands)	December 31, 2015	March 31, 2015
Common stock, $.0001 par value: 250,000 authorized; 57,301 issued and 56,837 outstanding at December 31, 2015, 57,301 and 57,301 issued and outstanding at March 31, 2015, respectively	$6	$6
Additional paid-in capital	135,319	135,440
Accumulated deficit	(14,906)	(35,046)
Accumulated other comprehensive income	8,930	11,526
Noncontrolling shareholders’ contribution receivable	(3,735)	0
Total common stockholders’ equity	125,614	111,926
Noncontrolling interest	3,585	2,643
Total equity	$129,199	$114,569

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20,000,000 of our common stock from time to time through September 10, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended December 31, 2015, we repurchased 352,000 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $1.8 million, which was paid for through cash on hand. As of December 31, 2015, we have $17.6 million available for stock repurchases under our board approved stock repurchase program through September 10, 2016. The share repurchase program had automatically terminated due to our public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, Chairman and CEO of the Company, and an affiliated entity of his, proposing a “going-private” transaction. For detail, please refer to 8-K filed on January 15, 2016.

30% of the equity interest of a subsidiary of the Company, Meitek Technology (Qingdao) Co., Ltd. ("Meitek"), was held by three individuals, who are also Meitek's management. In December 2015, the company and three individual undertook a restructuring of the noncontrolling interest of Meitek, whereby the Company repurchased the 30% interest from these three individuals for a cash consideration $1.5 million, which is determined as 30% of the fair value of Meitek at $12.7 million, less 30% of the registered capital of Meitek.  Subsequently, in December 2015, the Company sold the 30% equity interest for a total cash consideration of $3.8 million, to Qingdao Boda Fanglue Trading Co., Ltd. (17%) and Qingdao Shuofeng Equity Investment Management Limited Partnership Enterprise (13%), which both entities are ultimately controlled by employees of the Company.  The cash consideration is based on 30% of the fair value of Meitek, which is determined by an independent valuation firm. As a result of the restructuring, an additional contribution of $2.3 million was injected by the new noncontrolling shareholders and recorded under "Additional paid in capital" and $3.8 million was recorded under "Noncontrolling shareholders' contribution receivable" as of December 31, 2015. The cash consideration was subsequently collected by the Company in January 2016.

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

11.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands except for per share data)	2015	2014	2015	2014
Net income attributable to common stockholders	$12,038	$17,264	$20,140	$45,441
Weighted average common stock outstanding – basic and diluted	57,026	57,301	57,163	57,301
Earnings per share - basic and diluted	$0.21	$0.30	$0.35	$0.79

12.	SEGMENT REPORTING

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
NET SALES TO EXTERNAL CUSTOMERS
- Nutritional food	$96,258	$106,608	$248,249	$281,742
- Nutritional supplement	10,569	5,613	26,684	13,960
- Other business	2,429	3,110	4,000	8,068
Net sales	$109,256	$115,331	$278,933	$303,770
INTERSEGMENT SALES
- Nutritional food	$220	$72	$278	$82
- Nutritional supplement	3,436	3,908	9,291	12,731
- Other business	354	0	491	0
Intersegment sales	$4,010	$3,980	$10,060	$12,813
GROSS PROFIT (LOSS)
- Nutritional food	$54,860	$52,884	$136,252	$134,209
- Nutritional supplement	923	304	2,011	1,544
- Other business	(418)	(471)	(361)	(373)
Gross profit	$55,365	$52,717	$137,902	$135,380

(In thousands)	December 31, 2015	March 31, 2015
TOTAL ASSETS
- Nutritional food	$705,815	$626,317
- Nutritional supplement	48,459	38,878
- Other business	3,916	2,169
- Unallocated assets	7,285	10,528
- Intersegment elimination	(8,430)	(13,007)
Total	$757,045	$664,885

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of December 31, 2015, this network comprised over 790 independent distributors and over 290 independent sub-distributors who sell our products in approximately 24,330 retail outlets.

In fiscal years 2014 and 2013, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for fiscal year 2016, and the segment information in prior years was restated to be consistent with the current year reportable segments. The three reportable segments are:

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

The Kangaroo program which we launched in fiscal 2015 was intended to enhance customer service and brand equity. The primary purpose of this program is to encourage our in-store promoters to better serve our consumers through our membership royalty program. Promoters’ compensation was previously solely based on the commission they received on the sales in the stores where they worked and only during the hours they worked.  In the second quarter of fiscal 2015, we started to reward bonuses to promoters based on the royalty points accumulated by their members, regardless of where and when sales occur, which encouraged promoters to maintain an accurate and updated list of their members in our central database.  In the third quarter of fiscal 2015, we launched our self-developed sales management mobile application, called “Treasure in Hand”. All of our promoters were required to download this application and use it to manage or monitor cell phone-based communications with their members, including calls, short messages and WeChat messages (the dominant mobile communication application in China).  Our sales staff manages these promoters based on the recorded interactions in Treasure in Hand, and our central database supporting this application has become the centralized platform to distribute information, as well as to analyze and manage sales and service behavior.  The next stage of this program, which started in the last quarter of fiscal 2015, is to encourage our promoters to further consolidate their form of communication to WeChat-based group chats to help build a sense of community that matches the nature of our products, and which will allow us to send tailored messages to tens of thousands of such groups in a direct and personal way.

As the next stage of our Online to Offline (O2O) membership service program, in the first quarter of fiscal 2016 we continue to develop the ThumbMama membership community and the ThumbMall e-commerce platform.  The Company has a public WeChat account by the name of “Mu Zhi Ma Ma”, or ThumbMama, under which we can assign one to three subaccounts to each of our nutritional consultants.  These subgroups function just like a normal WeChat friends chat group on WeChat but the Company maintains ownership and back door monitoring of these groups. Since the beginning of fiscal 2016 when we formally launched our ThumbMall WeChat store which is linked to those ThumbMama subaccounts, we have seen ten times growth in monthly sales through ThumbMall, which now accounts for over 25% of our sales of the Super brand IMF products that in turn accounts for about two-thirds of our total sales. We now have approximately 8,000 part-time nutritional consultants on the ThumbMama WeChat platform, in addition to the more than 6,000 full-time in store promoters who are also ThumbMama consultants. In contrast to the full time promoters who expect to earn at least RMB2,000 a month working for us, the part-time consultants have no base salary or total compensation expectation and are purely paid on commission after sales. As such we have built up a significant team of promoters in addition to our traditional in-store promoters at very low cost, who promote both our products and the ThumbMama/ThumbMall platform. We believe this is the primary reason that we are able to maintain profitability in the face of intensified market competition since the beginning of fiscal 2016.We view this strategic initiative as a platform from which we will be able to drive sales sustainably over time, particularly as our premium, imported products from our French facility are brought to market in the early part of next year.

We continue to execute on our French Project, which includes two spray drying towers, one for whole milk powder and one for oil wrapped whey protein powder, each with an annual capacity of 45,000 metric tons, as well as mixing and canning capacity for powdered formula products of 60,000 metric tons per annum. The total budget for investments in buildings and major production related equipment for this project is €161 million. During the third quarter of fiscal 2016, we continued to conduct test operations in the two drying towers and we completed the mixing and canning line, and we manufactured the first batch of 8 cans of Super brand infant milk formula products in January 2016. However, the test operation at the two drying towers is taking longer than we previously expected due to some delay in the final installation and testing of the drying/evaporation equipment. As such we now expect the project to be fully operational no later than April 1, 2016. We expect to receive the necessary operating approval and import accreditation from the French and Chinese authorities right after we start our commercial operations and to start importing into the Chinese market in the first quarter of fiscal 2017. The increased costs incurred by other construction or equipment suppliers due to the prolonged testing process is expected to be partially offset by the expected remediation from the supplier of the drying/evaporation equipment. However we may incur additional management costs in the last quarter of fiscal 2016 as we have arranged for the staffing and raw material supply for the French project with a starting date of January 1, 2016.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
(In thousands, except per share data)	2015	2014	% Change
Net sales	$109,256	$115,331	-5%
- Nutritional food segment	96,258	106,608	-10%
Cost of sales	53,891	62,614	-14%
- Nutritional food segment	41,398	53,724	-23%
Gross profit	55,365	52,717	5%
- Nutritional food segment	54,860	52,884	4%
Gross Margin	51%	46%	11%
- Nutritional food segment	57%	50%	15%
Income from operations	20,634	19,225	7%
Interest expense, net	1,938	1,508	29%
Foreign currency exchange (loss) gain, net	(2,423)	504	-581%
Income before income tax expense	16,094	18,060	-11%
Income tax expense	3,823	205	1,765%
Net income	12,271	17,855	-31%
Net income attributable to common stockholders	$12,038	$17,264	-30%
Weighted average common stock outstanding – basic and diluted	57,026	57,301	-1%
Earnings per share – basic and diluted	$0.21	$0.30	-30%

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended December 31,			% Change in
(In thousands, except percentage data)	2015	2014	% Change	Volume	Price
Nutritional food	$96,258	$106,608	-10%	-4%	-6%
Nutritional supplement	10,569	5,613	88%
Other business	2,429	3,110	-22%
Net sales	$109,256	$115,331	-5%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The decrease in net sales of our nutritional food segment was mainly due to the following factors:

●	Sales volume of nutritional food products for the three months ended December 31, 2015 was 7,647 metric tons, as compared to 8,006 metric tons for the same period in the previous year. The decrease was primarily due to increased competition in our traditional channels, while our traditional niche products such as My Angel, specialty milk powder and adult formula products faced different challenges.

●	The average selling price of our nutritional food products for the three months ended December 31, 2015 was $12,588 per ton, compared to $13,316 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease in average selling price was mainly due to change of product mix and a negative impact from exchange rate changes.

The sales volume and average selling price exclude the amount of free products provided to customers, which was recorded as cost of sales in the period.

The product mix in the nutritional supplement segment mainly consists of external sales of chondroitin sulfate materials to international pharmaceutical companies.

Other business mainly included ancillary sales of excess or unusable ingredients and materials to industrial customers. The decrease in sales of our other business was mainly due to the decreased sales volume of milk powder. We now have a higher utilization rate of the whole milk powder we purchase from Fonterra as we have switched to a more selective grade of Fonterra WMP products.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Nutritional food	$41,398	$53,724	-23%
Nutritional supplement	9,646	5,309	82%
Other business	2,847	3,581	-20%
Cost of sales	$53,891	$62,614	-14%

The decrease in the cost of sales of the nutritional food segment was mainly due to decreased raw material purchase prices and decreased sales volume for the three months ended December 31, 2015.

The increase in the cost of sales of the nutritional supplement segment was mainly due to the increased sales volume of chondroitin sulfate.

The decrease in cost of our other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Three Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Gross profit	$55,365	$52,717	5%
- Nutritional food	54,860	52,884	4%
Gross margin	51%	46%
- Nutritional food	57%	50%

 The increase in gross margin was primarily attributable to the lower raw material purchase costs, partially offset by the decreased average selling price.

Expenses

	Three Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Selling and distribution expenses	$14,001	$15,851	-12%
Advertising and promotion expenses	12,835	10,498	22%
- Advertising expenses	3,238	2,032	59%
- Promotion expenses	9,597	8,466	13%
General and administrative expenses	8,000	7,295	10%
Government subsidies	105	152	-31%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. The decrease in selling and distribution expenses was mainly due to decreased bonuses for sales staff in line with decreased net sales in the quarter ended December 31, 2015.

Advertising expenses primarily include media expenses paid to TV stations and e-commerce providers. We believe the influence from traditional TV advertising has diminished recently and as a result we have substantially cut back advertising on TV. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus, which was the primary reason for the increase in advertising expenses.  Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost-effective way to market our products compared to mass media advertising. As a result, we now allocate more resources to such promotional activities.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to less reversal of bad debt expense, more R&D expenses on new product experiment and other office expenses.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Interest expense	$4,117	$3,315	24%
Interest income	2,179	1,807	21%

The increase in interest expense was mainly due to an increase in loan balance. There was $1.3 million of interest expenses capitalized for the French Project in the quarter ended December 31, 2015.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Foreign currency exchange gain (loss), net

The significant foreign currency exchange loss incurred this quarter was mainly due to that one of our PRC subsidiaries using RMB as its functional currency had borrowed significant loans denominated in US Dollar and EURO, which had appreciated significantly against RMB in this quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended December 31, 2015 was $12.0 million, compared to $17.3 million for the same period in the previous year.

Nine Months Results of Operations

Below is a summary of selected comparative results of operations for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
(In thousands, except per share data)	2015	2014	% Change
Net sales	$278,933	$303,770	-8%
- Nutritional food segment	248,249	281,742	-12%
Cost of sales	141,031	168,390	-16%
- Nutritional food segment	111,997	147,533	-24%
Gross profit	137,902	135,380	2%
- Nutritional food segment	136,252	134,209	2%
Gross Margin	49%	45%	11%
- Nutritional food segment	55%	48%	15%
Income from operations	46,018	57,166	-20%
Interest expense, net	5,782	6,643	-13%
Foreign currency exchange (loss) gain, net	(10,975)	1,133	-1069%
Income before income tax expense	28,662	50,832	-44%
Income tax expense	7,754	3,076	152%
Net income	20,908	47,756	-56%
Net income attributable to common stockholders	$20,140	$45,441	-56%
Weighted average common stock outstanding – basic and diluted	57,163	57,301	0%
Earnings per share – basic and diluted	$0.35	$0.79	-56%

Net Sales

Our net sales by reportable segments are shown in the table below:

	Nine Months Ended December 31,			% Change in
(In thousands, except percentage data)	2015	2014	% Change	Volume	Price
Nutritional food	$248,249	$281,742	-12%	-8%	-4%
Nutritional supplement	26,684	13,960	91%
Other business	4,000	8,068	-50%
Net sales	$278,933	$303,770	-8%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The decrease in net sales of our nutritional food segment was mainly due to the following factors:

●	Sales volume of powdered formula products for the nine months ended December 31, 2015 was 19,383 tons, as compared to 20,986 tons for the same period in the previous year. The decrease was primarily due to increased competition in our traditional channels, while our traditional niche products such as private label, specialty milk powder and adult formula products faced different challenges.

●	The average selling price of our nutritional food products for the nine months ended December 31, 2015 was $12,808 per ton, compared to $13,425 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease in average selling price was mainly due to more discounts offered and a negative impact from exchange rate changes.

The sales volume and average selling price exclude the amount of free products provided to customers, which was recorded as cost of sales in the period.

The product mix in the nutritional supplement segment mainly consists of external sales of chondroitin sulfate materials to international pharmaceutical companies.

Other business mainly included ancillary sales of excess or unusable ingredients and materials to industrial customers. The 50% decrease in sales of our other business compared to the same period in the previous year was mainly due to the decreased sales volume of milk powder, as we now have a higher utilization rate of the whole milk powder we purchase from Fonterra as we have switched to a more selective grade of Fonterra WMP products.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Nine Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Nutritional food	$111,997	$147,533	-24%
Nutritional supplement	24,673	12,416	99%
Other business	4,361	8,441	-48%
Cost of sales	$141,031	$168,390	-16%

The decrease in the cost of sales of the nutritional food segment was mainly due to decreased raw material purchase prices and decreased sales volume for the nine months ended December 31, 2015.

The increase in the cost of sales of the nutritional supplement segment was mainly due to the increased sales volume of chondroitin sulfate.

The decrease in cost of our other business was mainly due to the decreased sales volume of unusable raw materials and milk powder.

Gross Profit and Gross Margin

	Nine Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Gross profit	$137,902	$135,380	2%
- Nutritional food	136,252	134,209	2%
Gross margin	49%	45%
- Nutritional food	55%	48%

 The increase in gross margin was primarily attributable to lower raw material purchase costs, partially offset by the decreased average selling price.

Expenses

	Nine Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Selling and distribution expenses	$40,569	$43,300	-6%
Advertising and promotion expenses	30,921	29,113	6%
- Advertising expenses	8,301	6,989	19%
- Promotion expenses	22,620	22,124	2%
General and administrative expenses	20,701	21,542	-4%
Gain on disposal and liquidation of subsidiaries	0	15,294	*
Government subsidies	307	447	-31%

* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. The decrease in selling and distribution expenses was mainly due to decreased bonuses for sales staff in line with decreased net sales in the nine month ended December 31, 2015.

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

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The decrease was mainly due to the reversal of $0.8 million from the compensation fund set up in fiscal year 2009 to settle existing and potential claims affected by melamine contamination, those claims now being a remote probability.

Gain on disposal of subsidiaries represented gain on the disposal of Zhangjiakou to a third party of $15.0 million in the quarter ended June 30, 2014 and of Beijing Huiliduo to a third party of $0.3 million in the quarter ended September 30, 2014. Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Nine Months Ended December 31,
(In thousands, except percentage data)	2015	2014	% Change
Interest expense	$12,495	$11,855	5%
Interest income	6,713	5,212	29%

The increase in interest expense was mainly due to an increase in loan balance. There was $3.2 million of interest expenses capitalized for the French Project in the nine months ended December 31, 2015.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Foreign currency exchange gain (loss), net

The significant foreign currency exchange loss incurred this quarter was mainly due to that one of our PRC subsidiaries using RMB as its functional currency had borrowed significant loans denominated in US Dollar and EURO, which had appreciated significantly against RMB in this quarter.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the nine months ended December 31, 2015 was $20.1 million, compared to $45.4 million for the same period in the previous year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits, bank acceptance bills and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. While there can be no assurance that we will be able to refinance our short-term bank borrowings as they become due, we have historically renewed or rolled over most of our bank loans after the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $65.2 million at December 31, 2015, of which $59.3 million was held outside of the United States.

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

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20,000,000 of its common stock from time to time through September 10, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended December 31, 2015, we repurchased 352,000 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $1.8 million which was paid for through cash on hand. The share repurchase program had automatically terminated due to our public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, Chairman and CEO of the Company, and an affiliated entity of his, proposing a “going-private” transaction. For detail, please refer to 8-K filed on January 15, 2016.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Nine Months Ended December 31,
(In thousands)	2015	2014
Cash flow provided by/(used in):
Operating activities
Net income	$20,908	$47,756
Depreciation and amortization	7,247	10,953
Bad debt reversal	(1,367)	(1,699)
Inventory write down	5,491	3,838
Deferred income tax	(214)	0
Gain on disposal and liquidation of subsidiaries	0	(15,294)
Other	61	365
Changes in assets and liabilities	(364)	(11,253)
Total operating activities	31,762	34,666
Investing activities	(114,703)	(59,092)
Financing activities	65,316	19,300
Effect of foreign currency translation on cash and cash equivalents	(2,340)	(321)
Net change in cash and cash equivalents	$(19,965)	$(5,447)

Cash flow provided by operating activities was a result of the net income of $20.9 million, as adjusted for non-cash expense and income items of $11.2 million, and an increase in working capital of $0.4 million. In the nine months ended December 31, 2015, we spent $216.0 million to purchase raw materials and other production materials, $34.4 million in staff compensation and social welfare, $30.3 million in taxes, $60.3 million in operating expenses, $10.7 million in interest, $0.6million in land lease, received $378.8 million from our customers and $3.5 million from interest payments.

Cash flow used in investing activities in the nine months ended December 31, 2015 represents $96.9 million payment for the purchase of property, plant and equipment, $12.1 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $16,000 in proceeds from disposed assets, $9.8 million long term loan to a supplier, and $5.6 million proceeds from disposal of subsidiaries.

Cash flow used in financing activities in the nine months ended December 31, 2015 mainly represents net cash inflow of $45.2 million from short-term loans and net cash inflow of $112.9 million from long-term loans, and $13,000 payment for assets under capital leases, and $2.4 million payment on shares repurchased.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 7.”

Capital Expenditures

Our capital expenditures were $100.6 million and the corresponding cash outflow was $96.9 million for the nine months ended December 31, 2015, which mainly represented expenditures for our drying facility project in France.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In November 2015, FASB issued Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating the impact to our financial position upon adoption.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended December 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2015, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There have been no material changes to these risks and uncertainties during the three months ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2015.

In thousands except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2015 – October 31, 2015	102	$5.03	102	$18,923
November 1, 2015 – November 30, 2015	115	$5.47	115	$18,293
December 1, 2015 – December 31, 2015	135	$4.98	135	$17,615

Total	352	$5.16	352	$17,615

(1)	On September 10, 2015, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended December 31, 2015, we repurchased 352,000 shares of our common stock on the open market or through the Rule 10b5-1 trading plan at an aggregate cost of $1.8 million through cash on hand. As of December 31, 2015, the remaining authorization permits repurchases of up to $17.6 million of our common stock through September 10, 2016. The share repurchase program had automatically terminated due to our public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, Chairman and CEO of the Company, and an affiliated entity of his, proposing a “going-private” transaction. For detail, please refer to 8-K filed on January 15, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—December 31, 2015 and March 31, 2015, (ii) the Consolidated Statements of Operations—Three and Nine Months Ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Nine Months Ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Equity—Nine Months Ended December 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows—Nine Months Ended December 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date:	February 5, 2016	By:	/s/ Liang Zhang
			Name:	Liang Zhang
			Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer