Form 10-K
period 2016-03-31
Synutra International, Inc.
filed 2016-06-13
CIK 1293593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________

Commission file number: 001-33397

SYNUTRA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-4306188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2275 Research Blvd., Suite 500

Rockville, Maryland 20850

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (301) 840-3888

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock on September 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $98.3 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of June 13, 2016, there were 56,690,687 shares of the registrant’s common stock outstanding.

-i-

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT ON FORM 10-K

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only:

•	“we,” “us,” “our company,” “our,” and “Synutra” refer to Synutra International, Inc., and its consolidated subsidiaries;

•	“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau;

•	all references to “ton” or “tons” are to “tonne” or “metric ton;”

•	all references to “Renminbi” or “RMB” are to the legal currency of China;

•	all reference to “Euro,” “EUR,” or “€” are to the legal currency of the European Union; and

•	all references to “U.S. dollars,” “USD,” “dollars,” or “$” are to the legal currency of the United States.

Amounts may not always add to the totals due to rounding.

Unless otherwise noted, all translations from Renminbi to U.S. dollars and all translations from EUR to U.S. dollars were made at the mid rate published by the People’s Bank of China, or the mid rate, as of March 31, 2016, which was RMB 6.4612 to $1.00 and EUR 0.8813 to $1.00, respectively. We make no representation that the Renminbi and Euro amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On June 1, 2016, the mid rate was RMB 6.5889 to $1.00 and EUR 0.8989 to $1.00.

PART I

This Annual Report on Form 10-K, or this Form 10-K, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Form 10-K are forward-looking statements. In some cases, these forward-looking statements can be identified by words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “is/are likely to,” “may,” “plan,” “should,” “will,” “aim,” “potential,” “continue,” or other similar expressions. The forward-looking statements included in this Form 10-K relate to, among others:

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

ITEM 1. BUSINESS

General Development and Narrative Description of Business

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as liquid milk and certain nutritional supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2016, this network comprised over 850 independent distributors and over 290 independent sub-distributors who sell our products in approximately 24,000 retail outlets.

Prior to fiscal year 2015, we operated and reported its performance in four segments. However, starting from fiscal year 2015, we have operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies, and therefore combined these two segments. Therefore, we began to report three segments since fiscal year 2015, and the change in presentation has been applied retrospectively to all periods presented. The three reportable segments are:

•	Nutritional Food mainly includes the sale of powdered infant and adult formula products, with major brands including Super, My Angel and Dutch Cow, liquid milk product under the brand of Dutch Cow introduced in fiscal year 2016, and prepared foods under the brand of Huiliduo;

•	Nutritional Supplement includes the production and sale of nutritional supplements such as chondroitin sulfate to third parties, and microencapsulated Docosahexanoic Acid, or DHA, and Arachidonic Acid, or ARA, to the nutritional food segment for use in powdered formula production; and

•	Other Business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, provision of genetic diagnostic services for newborn babies, and sales of cosmetics to pregnant women.

Our Corporate Structure and History

Synutra International, Inc. is a Delaware holding company that conducts its business through its operating subsidiaries in China. It owns all or a majority of the equity interests in its operating subsidiaries, directly or indirectly, through Synutra, Inc., or Synutra Illinois, an intermediate holding company, and Synutra International Company Limited. Synutra Illinois was incorporated in Illinois in 2000 and has no significant assets or other operations of its own. Our corporate structure reflects common practice for companies with operations in the PRC where separate legal entities are often used for tax or administrative reasons.

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

On May 24, 2007, we entered into a Common Stock Purchase Agreement with Warburg Pincus Private Equity IX, L.P., pursuant to which we sold 4,000,000 shares of our common stock for an aggregate purchase price of $66 million. The closing of the transaction took place on June 15, 2007.

On June 30, 2010, we completed an offering of 3,300,000 shares of common stock at a price to public of $19.00 per share. The net proceeds from this offering, after deducting underwriting discounts, commissions and offering expenses, totaled approximately $58.8 million.

The following is a brief description of our major operating subsidiaries:

•	Shengyuan Nutritional Food Co., Ltd., or Shengyuan Nutrition, located in Qingdao, Shandong, China, was established by Synutra Illinois in September 2001 and is engaged in the dry-mixing, packaging, shipping and distribution of all of our powdered formula products.

•	Synutra France International SAS, or Synutra France, located in Carhaix, France, was established in June 7, 2012 to manufacture milk powder, fat-enriched demineralized whey protein powder and powdered formula products. Construction for the Carhaix project is complete and the project is currently in the trial-operation stage.

•	Inner Mongolia Mengyuan Food Co., Ltd., or Mengyuan, located in Fengzhen, Inner Mongolia, China, commenced operations in July 2007. Mengyuan is engaged in processing whey protein into high oil whey protein powder, an ingredient used in powdered formula production.

•	Inner Mongolia Huiliduo Food Co., Ltd., or Inner Mongolia Huiliduo, formerly known as Inner Mongolia Shengyuan Food Co., Ltd., located in Zhenglanqi, Inner Mongolia, China, was established in September 2006. Inner Mongolia Huiliduo began operations in August 2010 to produce prepared baby food, using the Huiliduo brand.

•	Meitek Technology (Qingdao) Co., Ltd., or Meitek, located in Qingdao, Shandong, China, was established in November 2006 to produce certain nutritional supplements. Meitek began operations in October 2008.

•	Beijing Shengyuan Huimin Technology Service Co., Ltd., or Huimin, a variable interest entity which was incorporated on July 10, 2008, provides genetic diagnostic services for newborn babies in cooperation with medical institutions, together with its subsidiary. The purpose of these activities is primarily marketing in nature to support our brand and product promotion. The operations and assets and liabilities associated with these consolidated variable interest entities are insignificant.

•	Synutra International (HK) Company Limited, or Synutra HK, registered in Hong Kong, was established in December 2008. The major function of Synutra HK is foreign currency financing in Hong Kong.

•	Shanghai Precious Care Cosmetic Co., Ltd., or Precious Care, located in Shanghai, China, was established in June 2014 to engage in the sale of cosmetics to pregnant women.

•	Qingdao West Coast Jintao Cross-Border E-Commerce Co., Ltd., or Qingdao Jintao, located in Qingdao China, was established in March 2015 to engage in cross-border e-commerce of infant related products.

The following chart reflects our organizational structure as of March 31, 2016. Unless specifically indicated otherwise, our subsidiaries are organized in mainland China.

Organization chart of Synutra International, Inc.

The following chart shows the structure of our control agreements and the affiliated entities consolidated into our group’s consolidated financial results as a result of the control agreements:

*	Control Agreements include:
(a)	Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutrition and Huimin;
(b)	Business Operating Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang (our Director of Treasury) and Yunpeng Jiang (our Director of Strategic Development);

(c)	Call Option Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang and Yunpeng Jiang;
(d)	Pledge Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang; and
(e)	Entrustment Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang.

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

Brands for Nutritional Food

Nutritional food product brands include several of China’s leading infant and adult formula brands, which mainly include Super, My Angel and Dutch Cow. We have positioned these brands as high quality brands, providing unique, clinically-supported health and developmental benefits. Our infant powdered formula products include DHA and ARA, which support brain and immune system development of infants. Our liquid milk product is also under the Dutch Cow brand. Our prepared baby food product uses the Huiliduo brand.

Complementary Brands

We market under the Meitek brand to meet the nutritional needs of the broader consumer population in China. The products of our Meitek brand use raw materials of type II collagen, which are believed to help relieve joint discomfort, and glucosamine and chondroitin, which clinical studies indicate may help slow down the aging of joints.

We launched the “Precious Care” (Zhen Yun) brand of skincare cosmetics for pregnant and postpartum women in June 2014. The products under our Precious Care brand are manufactured by original equipment manufacturer (typically known as OEM) suppliers using skincare materials with no hormones or other additives, which are intended to minimize the irritation to pregnant and postpartum women.

Stages of Development

Generally, there are five stages of pediatric development and we produce different products for each of these stages. The general stages of pediatric development are as below:

Stage 0:	For expectant and nursing mothers
Stage 1:	For infants 0–6 months old
Stage 2:	For infants 6–12 months old
Stage 3:	For children 13–36 months old
Stage 4:	For children 3–7 years old

Our Dutch Cow brand also provides powdered formula products for adults, including special products for students, women and older people, to address their respective needs.

Our Products

Our products are grouped by category of production process and usage as well as internal resource allocation into three segments: (1) Nutritional Food, (2) Nutritional Supplement, and (3) Other Business. Sales of nutritional food, nutritional supplement, and other business comprised 90%, 8%, and 2% of our net sales for the fiscal year 2016, respectively.

Nutritional Food

Infant Formula

Our infant formula products include formulas for regular feeding and specialty formula products. The following illustrates our key infant formula brands and products:

Regular Infant Formula

•	Super

•	My Angel

•	Dutch Cow

We design regular infant formula as a breast milk substitute for healthy, full-term infants without special nutritional needs, both for use as the infant’s sole source of nutrition and as a supplement to breastfeeding. We endeavor to develop regular infant formula closer to breast milk.

Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant of a given age. Generally, our regular infant formula has the following four main components: (1) protein from cow’s milk that is processed to have an amino acid profile similar to human milk, (2) a blend of vegetable fats (including DHA/ARA) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Patterned after breast milk, which changes composition to meet the infant’s changing nutritional needs, we produce stages 1 and 2 infant formulas for babies from newborn to twelve months old.

Specialty Infant Formula

•	Lactose free

•	Formulas for preterm and low birth weight infants

•	Formulas addressing calcium, iron or zinc deficiency

•	Subscription-only medical grade formulas addressing digestive or metabolic disorder

Specialty infant formulas are designed for infants with special conditions who cannot consume regular infant formulas. We market these products under the Super brand name.

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

We produce powdered formulas for adults, such as formula with multi-vitamin, formula with high calcium, formula for the elderly, formula for women, and formula for students under the Dutch Cow brand. These products are developed to address specific types of consumer profiles and nutritional needs.

In 2014 we also launched the “Ji Shan” (Gourmet) series of Dutch Cow brand adult formula products which come in gift box sets that emphasize the health benefits (including high fiber and low sugar) of the formula.

Food Products

Food covers the sale of prepared pureed food for babies, children and adults. Baby food products are designed to be part of a child’s healthy diet with enhanced nutritional value. Adult food products are designed mainly for patients with special nutritional needs after surgical operations.

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

Other Business

Other business principally includes ancillary sales of surplus milk powder and whey protein to industrial customers, provision of genetic diagnostic services for new born babies, and sales of cosmetics to pregnant women.

Production

Powdered Formula Processing

In fiscal year 2016, we imported all of the milk powder used for our powdered formula products from Fonterra Co-operative Group, or Fonterra, in New Zealand. We imported all of the whey powder used for infant powdered formula products from Eurosérum S.A.S, or Eurosérum, in France. We purchased other ingredients for our formula mostly from domestic suppliers. Following the expected commencement of operation of our Carhaix facility in July 2016, we will purchase raw milk from Sodiaal Union, a French agricultural cooperative company, or Sodiaal, in France, and process the milk into milk powder at our Carhaix facility, instead of purchasing milk powder from Fonterra.

We use whey protein powder and oil to produce high oil whey protein at our Fengzhen facilities, or engage a third party to produce high oil whey protein using whey protein and oil provided by us, including from the Zhangjiakou facility, which we disposed of in 2014 based on prevailing market price, to use in the production of powered formula products. In rare cases, when whey protein powder is in short supply, we use whey protein concentrates and lactose in production. Following the expected commencement of operation of our Carhaix facility, we will produce high oil whey protein powder at our Carhaix facility, with the majority directly from liquid whey protein, instead of engaging any facility in China.

At our Qingdao facility, milk powder is mixed in large automated mechanical mixers with high oil whey protein powder and other additives in a method known as dry-mixing. Our dry-mixing equipment can automatically adjust the level of ingredients to achieve the complex formulations required by our premium products. The resulting milk powder is then checked to ensure proper granule size before packaging and distribution. Our Carhaix facility will also use dry-mixing method in producing powdered formula products.

In fiscal year 2016, Organic Super product was contract-manufactured by Nutribio, a French company, and Dutch Cow infant formula product was contract-manufactured by FrieslandCampina, a Dutch company. These products are produced according to our specification and the quality standards of both companies/countries.

Production and Packaging Facilities

Our current processing and packaging facilities, which are all owned by us, are located in various locations in China, including Qingdao, Fengzhen and Zhenglanqi. These facilities encompass approximately

106,000 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned space. All of our production facilities are built based on the GMP standard, with equipment imported from Europe and all of our facilities that have commenced operations have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

Our Qingdao and Fengzhen facilities are for our powdered formula production. As of March 31, 2016, we had high oil whey protein processing capacity of approximately 3,800 tons per year for the Fengzhen facility, and had packaging capacity of approximately 75,000 tons per year and dry-mixing processing capacity of approximately 78,000 tons per year for the Qingdao facility. We disposed the Zhangjiakou facility in June 2014. We purchase high oil whey powder from the Zhangjiakou facility based on prevailing market price to use in the production of powered formula products.

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

Our production facility for prepared foods is located in Zhenglanqi, Inner Mongolia. As of March 31, 2016, the Zhenglanqi facility had a processing capacity for prepared foods of 9,000 tons per year.

Our production facility for nutritional supplements is located in Qingdao. As of March 31, 2016, this facility had a processing capacity of 500 tons per year for chondroitin sulfate, 500 tons per year for collagen protein, and 700 tons for microencapsulated DHA and ARA powders.

We have completed the construction for our French drying facility, which is currently in the trial operation stage with formal operation expected to commence in July 2016. It will have drying capacity of 90,000 tons per year, and maximum dry-mixing and packaging capacity of 90,000 tons per year. It will produce whole milk powder, skim milk powder, high oil whey protein powder, infant and adult powdered formula products. We plan to sell its outputs in the Chinese and EU market. For information on the installed capacity, location and function of our processing and packaging facilities, see “Item 2. Properties.”

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

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. In the aftermath of the melamine contamination incident, we decided to use 100% imported milk powder for the production of our powdered formula products. Currently, all of the milk powder used in our production is from New Zealand. Milk powder constitutes approximately 20% to 40% of the final powdered infant formula product by weight, depending on the product stage. Beginning in June 2016, we will purchase raw milk from Sodiaal in France, instead of milk powder from Fonterra.

High oil whey powder is the other key ingredient used in the production of powdered infant formula products under our dry-mixing production method. High oil-wrapped whey powder is produced from whey powder and blended vegetable oil. We use high oil whey powder as the active ingredient to help reconstitute dairy-based formula to mimic the consistency of breast milk. Whey powder constitutes approximately 50% of the final powdered infant formula product by weight, and blended vegetable fats constitute approximately 10%, depending on the product stage. Whey powder is a byproduct of cheese-making processes, and is difficult and costly to produce as a stand-alone product. Since China is not a large consumer or producer of cheese and cheese products, Chinese infant formula manufacturers typically obtain whey powder in volume from overseas sources. We purchased blended vegetable fats within China. We blend the melted whey protein powder and vegetable oil and spray dry the blend into high oil whey protein powder at our Mengyuan facility or third party facilities such as the sold Zhangjiakou facility. Following the commencement of operation of our Carhaix facility, we expect to blend liquid whey protein and vegetable oil and spray dry the blend into high oil whey protein powder, saving energy and other costs by avoiding spray drying whey protein twice.

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

Suppliers and Supplier Arrangements

Currently, we purchase milk powder from Fonterra in New Zealand and we purchase whey powder from Eurosérum. The milk powder purchase prices are determined through Fonterra’s online auction process and we do not sign long term contracts with it. The whey powder purchase prices are determined through Eurosérum’s quotation process.

With the commencement of the operation of the French Project and under the long term contracts with our suppliers, we will purchase raw milk from Sodiaal in France to produce the milk powder we need, and whey from Eurosérum to produce the whey powder we need. We also signed long term contracts with other third party suppliers to purchase whey powder and liquid ultra-high temperature, or UHT, milk. For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We have built a sales network that covers all the provinces and provincial-level municipalities in China. Our sales group is divided into multiple sub-sales regions. Each sub-sales region covers between eight to 20 urban sales areas which act as independent operating units, while each urban sales area covers three to twenty county sales areas. As of March 31, 2016, we had a sales and marketing force of approximately 1,580 employees, complemented by approximately 6,100 full time or part time commissioned field nutrition consultants or retail site promoters employed by our distributors and sub-distributors to promote and sell our products.

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

Distribution

We primarily work directly with over 850 independent distributors, who in turn work with over 290 independent sub-distributors, and approximately 24,000 retail outlets. Our dry-mixing and packaging subsidiary, Shengyuan Nutrition, also serves as our national distribution center for our distributors in China. Through the personal digital assistant devices and cell phone applications we installed for each distributor, we can monitor their inventory level closely. We accept purchase orders each month from the distributors. Our sales personnel also regularly inspect and perform stocktaking on distributors’ inventories to identify and control any potential inventory buildup. We employ trucking companies locally and nationally to distribute retail packaged products to various regional and provincial distributors.

Distributors normally have exclusive distribution rights in their respective regions and cities to distribute our products, and are also responsible for developing the sub-distributors in their own region and cities. We typically enter into a contract with each of our distributors that establishes the range of sales obligations and their respective discount level on top of our standard manufacturer’s prices. However, our obligation to sell and the distributor’s obligation to purchase arise only at the time a purchase order is accepted. We seek to carefully manage our distributors through an evaluation system that monitors and grades each distributor with respect to performance criteria such as monthly sales and investment in promotional activities. We seek to incentivize well-performing distributors by providing more discounts, larger sales territory and other incentives. While we do not directly manage our sub-distributors, we track sub-distributor performance through coordinated efforts between our own sales personnel in the field and the distributors. We do not accept product returns except in the event of package damage during delivery and for certain supermarket retailers.

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

Marketing, Advertising and Promotion

Advertising

We advertise through various media, including television, print media and the Internet, with recent focus on e-commerce providers, mostly for our specialty infant formula products with special nutritional needs. Our advertising spending was $10.3 million, $8.7 million and $6.1 million for the fiscal years 2016, 2015 and 2014, respectively.

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

In the dietary ingredients and supplements sector, our manufacturing facilities in Qingdao underwent stringent process, plant, and quality audits by all our key customers and by standard organizations including the United States Pharmacopeia, or USP, and received the USP-verified certification. We have led the global industry in developing effective testing methodologies to help ensure the integrity of the supply chain and to detect and deter adulteration of chondroitin sulfate materials. In addition to our quality assurance laboratories in Qingdao, we also established a wet lab in Rockville, MD dedicated to dietary ingredients material screening and research on supplement products in the U.S. market.

Highlights of our quality control procedures are summarized below, organized by the main stages of production:

Imported Milk Powder, Whey Powder and Liquid Milk:

•	Our procurement staff inspect the Certificate of Analysis to ensure the products are manufactured and tested according to production countries’ national standard;

•	Entry-Exit Inspection and Quarantine of the PRC performs quality test to ensure the products are up to national standard and issue a Sanitary Certificate; and

•	Our quality test staff perform detailed test on quality and nutritional ingredients of the products before using them in production.

Powder Formula Production:

•	Compliance with production process control procedure, HACCP Plan implemented at all plants;

•	Prior inspection for all raw materials;

•	Detailed process designed for all parts of the production process including pretreatment, dry-mixing, powder receiving, and packaging;

•	Hygiene standards maintained for staff, equipment, environment and any other object; and

•	Inspection conducted throughout the production process.

Packaging, Storage and Transport:

•	Establishment and practice of total process management with respect to product identification and traceability;

•	Inspection before warehousing of products;

•	Hygiene standards maintained in the course of transport and storage; and

•	Positioning of products according to their category during transport and storage.

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

During each of the fiscal years 2016, 2015 and 2014, we spent approximately 1.9%, 1.4% and 1.1% of net sales per year on research and development, respectively.

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

Multinational Brands

•	Abbot Laboratories’ Ross Products Division, a U.S. producer and distributor of infant formulas marketed under the brand names of Similac and Enfalac family of formulas;

•	Mead Johnson Nutrition Co., or Mead Johnson, formerly a Bristol-Myers Squibb Company Division, a U.S. producer and distributor of the Enfamil family of formulas;

•	Groupe Danone SA, or Danone, a French producer and distributor of infant formula products in China under the Karicare/Nutrilon/Aptamil brands;

•	Nestlé Suisse SA, or Nestlé, a Swiss producer and distributor of starter and follow-up formulas, milk, cereals, oral supplements and performance foods marketed under Nestlé brands such as Carnation, and under Wyeth brands which was acquired from Pfizer in 2012;

Domestic Brands

•	Biostime International Holdings Limited, or Biostime, a PRC producer of infant formula products and baby care products under their Biostime and BMcare brand;

•	Inner Mongolia Yili Industrial Group Co., Ltd., or Yili, a PRC producer and distributor of liquid and powdered milk under their Yili brand;

•	Beingmate Group Company Limited, or Beingmate, a PRC producer and distributor of infant formula products under their Beingmate brand;

•	Guangdong Yashili Group Co., Ltd., or Yashili, a PRC consumer brand marketer which sells a line of infant formula products under their Yashili brand; and

•	Feihe International, Inc., a PRC producer and distributor of milk formula products under their Feihe brand.

According to data collected by the PRC National Commercial Information Center, an entity affiliated with the PRC General Chamber of Commerce responsible for collecting retail sales data, the top ten brands accounted for 87% of total infant formulas sold in China in fiscal year 2016.

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

As of March 31, 2016, we had 455 registered trademarks in China, and seven registered trademarks in other regions and countries. Additionally, we had 158 trademark applications pending approval in China, and five trademark applications pending approval in Korea.

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

Our Employees

As of March 31, 2016, we employed approximately 2,600 employees in all of our facilities, with approximately 120 head office management staff and research and development employees, approximately 1,000 production employees, and approximately 1,580 sales and marketing employees. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

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

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

•	the PRC Product Quality Law;

•	the PRC Food Safety Law;

•	the Implementation Rules on the PRC Food Safety Law;

•	the PRC Advertising Law (2015 version);

•	the Dairy Product Industrial Policies (2009 version);

•	the Regulation on the Supervision and Administration of the Quality and Safety of Dairy Products;

•	The Outlines of the Rectification and Revival of the Dairy Industry;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards;

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children;

•	Rules for the Examination of Licensing Criteria for Enterprises Producing Formula Milk Powder of Infant Use (2013 version); and

•	Administration Rules on Food Production Permit (2015 version).

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

On October 7, 2008, the State General Administration of Quality Supervision, Inspection and Quarantine, or the AQSIQ, issued a national standard on the detection of melamine in raw milk and dairy based products. On October 9, 2008, the State Council promulgated with immediate effect a Regulation for the Quality and Safety Supervision of Dairy Based Products, which, among other things, imposes more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. This regulation also established a “Black-List” system to ensure that illegal business operators in the dairy production chain are timely disclosed and severely punished.

On April 22, 2010, the Ministry of Health, now known as the National Health and Family Planning Commission, or the NHFPC, issued 66 food safety national standards, including the national standard for infant powdered formula, which impose strict requirement for production of infant powdered formula.

On November 1, 2010, the AQSIQ issued Rules for the Examination of Licensing Criteria for Enterprise Producing Formula Milk Powder of Infant Use (2010 version) and Rules for the Examination of Licensing Criteria for Enterprise Producing Milk Products (2010 version) to tighten the supervision of milk product quality and safety. Under the new rules, milk producers are required to pass higher safety and quality tests in order to have their licenses re-issued.

In December 2013, the Chinese State Food and Drug Administration, or the CFDA, updated the national guidance for the renewal and re-affirmation of production licenses for manufacturing infant-formula milk powder products in China. For any infant-formula milk powder manufacturer whose license is expiring in 2014, the renewal process needs to be completed by March 31, 2014. For any infant-formula milk powder manufacturer whose license expires in a later year, the re-affirmation needs to be completed by May 31, 2014. This regulation sets forth new rules and raises the bar on infant formula producers in nine areas, including product safety control, purchase of raw materials, formula product inspection, manufacturing process and product traceability. In particular, the requirement on a 100,000 grade clean space to meet the medical grade good manufacturing practices is widely considered as the most challenging requirement. Our Qingdao facility obtained the renewed production licensed in April 2014, which is valid through April 2017.

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

The Policies also set forth some requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise. Any new or continuing dairy products processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facility and electricity necessary for the processing of dairy products. We believe that all of our existing entities and facilities for powdered formula production meet the requirements under the Access Conditions. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.”

Medical Institutions

On February 26, 1994, the State Council promulgated the Regulations of Administration on Medical Institutions which established the regulations for establishing, managing and supervision of medical institutions. In particular, the regulations required a medical institution to be approved by and register with the applicable administrative department of public health prior to establishment. On December 14, 2009, the NHFPC promulgated the Standards of Medical Inspection Laboratory which set forth the standards for establishing and managing medical inspection laboratories. On January 15, 2014, we obtained the business license of Beijing Syclin Clinical Laboratory Co., Ltd., or Beijing Syclin, which is a wholly-owned subsidiary of Huimin, and commenced operation.

Financial Information about Segments and Geographic Areas

We have three reportable segments, which are nutritional food, nutritional supplement and other business. Other business includes non-core operations such as ancillary sales of excess or unusable ingredients and materials to industrial customers. See Note 22 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

Available Information

Our Internet website address is www.synutra.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission, or the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issues that file electronically with the SEC at www.sec.gov.

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

Our operations rely heavily on debt, and as of March 31, 2016, we had short-term debt of $95.2 million, long-term debt due within one year of $95.5 million and long term debt of $315.5 million. In addition, in connection with the construction of the drying facility in Carhaix, France, we will need additional funding but may not be able to secure financing on satisfactory terms, which could decrease our working capital. See “Liquidity and Capital Resources.” Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which are beyond our control. As a result, we cannot assure you that our operation will generate sufficient cash flows to meet our liquidity needs, and we therefore may have negative cash flows in the future. If our cash flow is not sufficient to service our debt, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all. We may not be able to repay such borrowings in full or at all when due and, if we were to default on the repayment of these borrowings, we may not be able to continue our operations as a going concern.

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

On September 16, 2008, the AQSIQ announced its finding that the formula products of 22 Chinese formula producers, including certain lots of our U-Smart products, were contaminated by melamine, a substance not approved for use in food and linked to the illness and deaths of infants and children in China. There were six reported deaths and approximately 300,000 children suffered kidney-related illnesses due to the contaminated infant formula of one of our competitors. This contamination incident resulted in significant negative publicity for the entire domestic dairy and formula industries in China and demand for domestically-produced dairy and formula products, including our products, declined significantly since September 2008 until late 2009. We recalled our affected U-Smart products as well as all other products produced at the same facilities in the Hebei and Inner Mongolia regions of China, where we believe the contaminated milk supplies originated. We also suspended production at our facilities in Qingdao, Hebei and Inner Mongolia for two weeks pending government and internal investigations. The total cost of this action was $100.6 million which was recognized as a charge to cost of sales, selling and distribution expenses and general and administrative expenses in our consolidated statement of income mostly in fiscal year 2009.

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

In August 2010, several media reports alleging our infant formula products caused symptoms of hormone-triggered sexual prematurity in infants in the Hubei province of China. One of the media later issued an apology video clip on its official website acknowledging their allegation as without proof. Despite the apology, our business was significantly and negatively impacted since then as a result of these media reports, and our sales volume decreased significantly. We increased the spending on advertising after the prematurity event to repair our reputation and regain market share. As a result, we had a significant net loss for the fiscal year 2011.

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

Our business requires certain key raw materials, such as milk powder and whey powder. We may experience a shortage in the supply of certain raw materials in the future, which could materially and adversely affect our production and results of operations. We will purchase raw milk from Sodiaal, France, instead of milk powder from Fonterra, New Zealand, when the drying facility in Carhaix, France becomes operational after June 2016. We have also committed to purchasing UHT milk from two suppliers in France, one of which is an affiliate of Sodiaal, from calendar year 2017 and beyond over a period of 10 years. See “Liquidity and Capital Resources” for further details. Other than these arrangements, we currently do not have guaranteed supply contracts with any other raw material suppliers, and some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. We also rely on a small number of suppliers for some of our raw materials, such as whey powder and milk powder. If any supplier, including Sodiaal, is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could result in delays or reductions in production, product shipments or a reduction in our profit margins. Moreover, these suppliers may delay material shipments or supply us with inferior quality raw materials that may adversely impact the timely delivery or the quality of our products. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer.

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

Finally, certain suppliers of raw materials within our supply chain may contaminate our raw material supplies or provide us with substandard raw material supplies that adversely impact the quality of our products exposing our customers to health risks and damaging our reputation, brand and financial condition. For a more detailed description of this risk, and in particular the impact of the melamine contamination incident in China, see “Item 1A. Risk Factors—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, damage our brand and adversely affect our results of operations.”

Any interruption in our supply of milk or whey protein powder could materially and adversely affect our results of operations, financial condition and business prospects.

We currently import all of the milk powder used in the powdered formula production from New Zealand, and all of the whey protein powder used in the powdered formula production from France. Beginning from the end of June 2016, we will purchase raw milk from Sodiaal in France, and will import all of the milk powder and whey protein powder used in the powdered formula production, as well as finished powder formula products from France. We have also started to import UHT milk products from the European Union in the fourth quarter of fiscal 2016. The continuity of the various powder products or raw milk supplies is of critical importance to our business. The importation of the various powder or milk products is influenced by numerous factors beyond our control, including, among other: (1) export control policy in the originating countries, (2) China’s government policy and regulation on importation as well as China’s custom inspection standards and (3) acts of God such as natural disasters. Any interruption in our powder products or raw milk supplies could have a material adverse effect on our results of operations, financial condition and business prospects. In addition, as we expect to source all of our raw milk and whey protein from one supplier, Sodiaal, if Sodiaal fails to deliver the raw milk and whey protein we need on the terms we have agreed, we may not be able to find an alternative source at a comparable price or on other favorable terms, and any delays in securing an alternative source could result in production delays and late shipments of our products to distributors and end customers.

We may be subject to contractual penalty or experience inventory buildup with respect to our long-term minimum purchase commitments for certain raw materials.

We have entered into a number of long-term cooperation agreements with suppliers in France, including Sodiaal and Euroserum, pursuant to which we have committed to purchase specified minimum quantity of raw materials, such as raw milk and whey powder, from such suppliers. For details of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tabular Disclosure of Contractual Obligations.” We may be subject to contractual penalty if we fail to purchase the committed amounts from the suppliers. For example, we are contracted to purchase from Sodiaal 288 million liters of raw milk per year for 10 years beginning from January 1, 2016. As the drying facility in Carhaix, France was under construction from January to June 2016 and unable to process the raw milk to be purchased from Sodiaal, we will only be able to make the committed purchases from Sodiaal from the end of June 2016. As a result, we were liable to Sodiaal for compensation totaling $8.8 million for loss of profit. We cannot assure you that we will always be able to make the committed purchases, failing which we may be subject to contractual penalty, including monetary damages to the counterparties.

Furthermore, the committed purchase amounts are based on our expectations regarding our demand for raw materials and ultimately our future sales of finished products. We may in future periods experience inventory buildup if our sales slow down for any reason and we continue to make the committed purchases. For details on the risk associated with inventory buildup, see “—We might face inventory write-downs if we are unable to effectively manage inventory levels and/or prices decline. We maintain inventories for raw materials and finished products, and our inventories may spoil.”

We may not be able to continue to carry private label or certain other branded infant formula products when and if the CFDA officially adopts its draft measures, which propose to limit the maximum number of brands of infant formula products a manufacturer may carry.

In August 2015, the CFDA issued draft Measures for Registration of Infant Formula Products for public comments. Under the draft measures, the regulators seek to further standardize the infant formula products market by proposing to limit the number of brands of infant formula products a manufacturer may carry. As proposed, a manufacturer will be allowed to carry up to three brands of infant formula products. While we expect to apply for production licenses for each of our Qingdao, Mengyuan and Carhaix facilities, we may need to cease certain smaller brands, including private labels, when and if the draft measures are enacted as proposed, which may force us to change our branding and marketing strategies and adversely affect our results of operations, financial condition and prospects.

The consummation of the proposed going-private transaction is uncertain, and the announcement and pendency of such transaction could adversely affect our business, results of operations and financial condition.

On January 14, 2016, our board of directors received a preliminary non-binding proposal letter from Mr. Liang Zhang, our chairman and chief executive officer, and an affiliated entity of his, which together with Mr. Zhang comprised the buyer group at the time, to acquire all of our outstanding common stock not already owned by the buyer group in a going-private transaction for $5.91 in cash per share. On January 21, 2016, our board of directors formed a special committee, consisting solely of independent directors, to consider the proposed going-private transaction and to negotiate with the buyer group, while considering other strategic options available to us. On January 30, 2016, the special committee received a letter from the buyer group led by Mr. Zhang, stating, among other things, that such buyer group would not proceed with the proposed going-private transactions unless approved by the special committee.

There can be no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction with the buyer group or any other transaction will be approved or consummated. The process of consummating the proposed going-private transaction or any other significant strategic transaction involving our company could cause disruptions in our business and divert our management’s attention and other resources from day-to-day operations, which could have an adverse effect on our business, results of operations and financial condition. Additionally, current and prospective employees and members of management could become uncertain about their future roles with us in the event the going-private transaction is completed. This uncertainty could adversely affect our ability to retain and hire employees and members of management. In addition, the announcement and pendency of the proposed going-private transaction could have an adverse effect on our relationships with customers.

If the going-private transaction is not completed, stockholders will not receive the proposed transaction consideration and the price of our common stock could decline. Additionally, the ongoing business of our company could be adversely affected and, without realizing the benefits of having completed the going-private transaction, our company will be subject to a number of risks, including payment of certain costs relating to the going-private transaction, even if the going-private transaction is not completed, such as legal, financial advisor and printing fees.

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

We import all of our milk powder from New Zealand, and all of our whey powder from France. We will import most of our dairy based raw material or finished goods from EU, with the majority from France after the Carhaix facility becomes operational. A major outbreak of any illness or disease in cows globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or other serious disease in the principal regions supplying milk powder could lead to significant shortfalls in the supply of milk powder. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

We may experience problems with product quality or product performance, or the perception of such problems, which could materially and adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the entire production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation. In addition, following the melamine contamination incident, we purchase all of the milk powder used for our powdered formula products from New Zealand. We may be unable to exercise the same degree of quality control over this overseas supplier as we can over our own facilities. Any quality problems associated with the milk powder produced by this supplier would also affect our products’ quality and lead to negative publicity against us, materially and adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share. For example, the melamine contamination incident in China has resulted in certain of our products being contaminated, impacting our brand and reputation.

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

We primarily rely on third-party distributors and sub-distributors for the distribution and sales of our products. We sell our products through an extensive nationwide distribution and sales network covering all of the provinces and provincial-level municipalities in mainland China. As of March 31, 2016, this network comprised over 850 independent distributors and over 290 independent sub-distributors who sell our products in approximately 24,000 retail outlets. Our distributors normally have exclusive distribution rights in their respective regions, and are also responsible for developing the sub-distributors located in their own regions. In addition, our distributors are not required to exclusively distribute our products. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. Consequently, our distributors may engage in activities that are prohibited under our arrangements with them, that violate PRC laws and regulations governing the dairy industry or other PRC laws and regulations generally, or that are otherwise harmful to our business or our reputation. Due to our dependence on distributors for the sale and distribution of our products to retail outlets, any one of the following events could cause material fluctuations or declines in our revenue and have a material adverse effect on our financial condition and results of operations:

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

We initiated a “gold mining” sales operation strategy, in September 2012 to strengthen our management of the sales channel, the goal of which was to reduce fixed sales overhead by reducing the number of retail outlets and sales staff, and to use sales and promotional expenditures more effectively by centrally monitoring the spending in each retail outlet. We have terminated our relationship with those retail outlets with low sales volume and a low yield rate on the slotting fees, to focus our resources on those retail outlets with high sales volume and a higher yield rate on the slotting fees. As a result, our number of retail outlets reduced from more than 60,000 as of June 30, 2012 to approximately 27,000 as of March 31, 2013. The Gold Mining Strategy was substantially completed by March 31, 2013.

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

Our results of operations are affected by the number of mothers who choose to use our products rather than breastfeeding their babies. Publicly available data suggest that breastfeeding has many health benefits for the baby that cannot be replicated by dairy-based infant formula products. Additionally, popular literature, cultural pressure, government policies and medical advice in China generally promote the benefits of breastfeeding. For example, on August 1, 2007, the NHFPC issued an Infant Feeding Strategy which promoted breastfeeding and requested all local relevant departments to publicize the benefits of breastfeeding through radio broadcasting, television and newspapers during World Breastfeeding Week, which took place in early August 2007. Under the Advertising Law, as amended in April 2015, advertisement on dairy products purporting to replace breastfeeding is banned on the mass media or in the public. Thus, to the extent that private, public and government sources increasingly promote the benefits of breastfeeding, there could be a reduced demand for our products and our revenues could be adversely affected.

A severe and prolonged downturn in the Chinese or global economy or disruptions in the financial markets may adversely impact our business and results of operations and may limit our access to additional financing.

The infant formula industry can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. A prolonged slowdown in the Chinese or global economy could erode consumer confidence which could result in changes to consumer spending patterns, which could be harmful to our financial position and results of operations.

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

Failure to properly execute our expansion plan could adversely affect our financial condition and results of operations.

We may invest to increase our annual production capacity from time to time in the future to meet expected increase in demand for our products. Our decision to increase our production capacity is based in part on our projections of increases in our sales volume and growth in the size of the infant formula product market in

China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and have idle capacity, which may materially and adversely affect our financial condition and results of operations. Our future success depends on our ability to properly execute our capacity expansion plan our business to address expected growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

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

As discussed in “Liquidity and Capital Resources,” we entered into a series of agreements with Sodiaal and Eurosérum relating to a long-term industrial and commercial partnership in September 2012. As contemplated in the agreements, we have completed the construction of a new spray-drying and dry-mixing facility in Carhaix, France, intended to manufacture milk powder, high oil demineralized whey powder, and powdered formula products. The estimated final total cost to build the facility is approximately €198.0 million, including €173 million in fixed asset investments and €25 million of pre-opening expenses. We cannot be certain whether the facility will produce the quality and quantity of products as planned and whether the facility will encounter any mechanical or other issues in the future. Any of these issues could have a material adverse impact on our future operations and financial results.

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

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. In addition to our core nutritional food business, we have also entered into other business segments such as the nutritional supplement segment, and more recently, the UHT liquid milk product category. Our future research and development efforts will focus on further expanding our product offerings beyond dairy-based nutritional products. If we fail to timely develop these and other new products or if we incorrectly gauge market demand for such new products, we may not be able to grow our sales revenue at expected growth rates and may incur expenses and capital expenditure costs relating to the development of new products that do not generate a positive return on the investment.

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

As of the date of this Form 10-K, we have not granted any stock-based compensation and thus have not been required to reflect any such expenses in our results of operations. We adopted a stock-based compensation plan in June 2008 and may grant certain employees and directors stock-based compensation, which we believe could be important to attract and retain key personnel. We will be required to account for compensation costs for all stock options, including stock options granted to our directors and employees, using the fair value method and recognize the expense in our consolidated statement of operations, which may have a material adverse effect on our results of operations.

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

We have previously experienced certain material weaknesses and significant deficiencies in our internal control over financial reporting. In connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012, a material weakness was identified. A material weakness is defined by the Public Company Accounting Oversight Board, or PCAOB,

as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have taken steps to remediate the material weakness in our internal control over financial reporting, and we believe that the material weakness previously identified had been fully remediated as of March 31, 2013. However, we cannot assure you that any current or future deficiencies will not contribute to, or cause, possible material weaknesses in the future or, that we will be able to implement effectively new or improved controls. In addition, our management or our independent registered public accounting firm may determine that our internal control over financial reporting is not effective in the future.

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

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our distributors. We have entered into employment agreements with each of these key personnel, which contain confidentiality and non-competition provisions. However, if any disputes were to arise between these key personnel and us, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decisions would be and the extent to which these court decisions could be enforced in China, where most of these key personnel reside and hold some of their assets. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.” Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

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

Our founder, chairman and chief executive officer, Liang Zhang, beneficially owned approximately 63.5% of our outstanding common stock through a company owned by his wife as of March 31, 2016. Accordingly, Liang Zhang will be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of our assets; and

•	amendments to our certificate of incorporation.

The decisions of Liang Zhang may conflict with our interests or the interests of our other stockholders.

We have committed to certain capacity expansion projects and long term purchase contracts that require significant capital investment. Such capital may not be available on favorable terms or at all.

We have, in the past, obtained loans and sold our common stock to raise additional capital. We have committed to certain capacity expansion projects, in particular the French Project which requires a total investment of €198.0 million. We cannot assure you that we will be able to generate the required equity portion of the investment in the French Project from our operation cash flow, or raise the required debt portion of the French Project investment. Failure to do so may cause us to delay or abandon the French Project, which in turn may lead to the deterioration of our relationship with Eurosérum and Sodiaal, and potentially other material adverse impact on our business. In addition, we have entered into long term agreements with Sodiaal and other suppliers to purchase certain amount of milk or milk products, which requires us to invest into the working capital associated with such purchase arrangements. We intend to finance such working capital requirements with traditional trade financing arrangements but may need to use debt and/or equity financing if such trade financing is not available. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, we will be in default. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Increased information technology security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could materially adversely affect our reputation, competitiveness and results of operations.

Risks Related to Doing Business in China

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

Operators within the PRC dairy industry and infant formula sector are subject to compliance with PRC food hygiene and safety laws and regulations. Such laws and regulations require all enterprises engaged in the production of dairy and infant formula products to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, and labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management. Although we are in compliance with current PRC food hygiene and safety laws and regulations, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers. For example, in response to the melamine contamination incident, the PRC State Council abolished the regulations on inspection exemptions for food on September 18, 2008 so that our products were to be subject to batch by batch inspection going forward. In addition, a series of laws and regulations were enacted, including the Regulation on Supervision and Administration of Quality and Safety of Dairy Products, promulgated by the PRC State Council on October 9, 2008, the Rules for the Examination of Licensing Criteria for Enterprises Producing Formula Milk Powder of Infant Use, promulgated by the CFDA on December 16, 2013, and the PRC Food Safety Law, as amended on April 24, 2015, which impose more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. These measures have increased our costs in the past and are likely to continue to contribute to our costs in the future, which costs we may be unable to pass on to our customers.

Changes in the regulatory environment for dairy and infant nutrition products in China could negatively impact our business.

The dairy and infant nutrition product industries in China are regulated and regulatory changes may affect both our customers and us. Any changes in regulations that impose additional requirements for construction of new production lines and facilities or expansion of existing facilities will require us to secure additional government approvals for our current production expansion projects. Similarly, additional safety and quality control regulations could impact our costs of production. For example, in December 2013, the CFDA updated the national guidance for the renewal and re-affirmation of production licenses for manufacturing infant-formula milk powder products in China. This regulation sets forth new rules and raises the bar on infant formula producers in nine areas, including product safety control, purchase of raw materials, formula product inspection, manufacturing process and product traceability. In particular, the requirement on a 100,000 grade clean space to meet the medical grade good manufacturing practices is widely considered as the most challenging requirement. For a more detailed description of these requirements, see “Item 1. Business—Regulation.” Although we believe our existing entities and facilities meet the requirements, it is possible that our entities may fail to meet one or more of the additional requirements in the future. Failure to comply with these or any other changes in regulations affecting our business could have a material adverse effect on our business and our results of operations, including failure to renew our production licenses. In addition, the indirect impact of any such changes could adversely affect our business even if the specific regulations do not directly apply to our products or us.

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

In addition, our facilities and products are subject to many laws and regulations administered by the PRC State Administration for Industry and Commerce, the PRC State Administration of Taxation, the NHFPC, the AQSIQ, and the CFDA relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws, more rigorous enforcement of such laws or with respect to our current or past practices, could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

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

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval by complying with certain procedural requirements. Therefore, after complying with certain procedural requirements, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

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

Pursuant to the Circular on Relevant Issues concerning Foreign Exchange Administration of Overseas Investment and Financing and Return Investments Conducted by Domestic Residents through Overseas Special Purpose Vehicle, or Circular 37, promulgated by SAFE and effective on July 4, 2014, (1) a PRC resident must register with the local SAFE branch before he or she contributes assets or equity interests in an overseas special purpose vehicle, or an Overseas SPV, that is directly established or controlled by the PRC resident for the purpose of conducting investment or financing; and (2) following the initial registration, the PRC resident is also required to register with the local SAFE branch for any major change, in respect of the Overseas SPV, including, among other things, a change in the Overseas SPV’s PRC resident shareholder, name of the Overseas SPV, term of operation, or any increase or reduction of the Overseas SPV’s registered capital, share transfer or swap, and merger or division. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, effective on June 1, 2015, which requires PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. Circular 37 replaced a former SAFE circular commonly referred to as Circular 75, effective on November 1, 2005, and the relevant implementation notice.

We have requested the beneficial holders of our stock who are PRC residents to register with the relevant branch of SAFE in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries pursuant to Circular 37 or the predecessor regulation of Circular 37, as the case may be. As Circular 37 was recently promulgated, it remains unclear how it will be interpreted and implemented, and how or whether SAFE will apply it to us. Therefore, we cannot predict how it will affect our business operations or future strategies. For example, the ability of our present and prospective PRC subsidiaries to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. Failure of our present or future PRC resident beneficial holders to comply with Circular 37 could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit the ability of our PRC subsidiaries to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. In late 2005, China amended its policy of tracking the value of the Renminbi to the U.S. dollar. The new policy permitted the Renminbi to fluctuate against a basket of foreign currencies, which caused the Renminbi to appreciate by approximately 21.5% against the U.S. dollar over the following three years. Since 2008, the Renminbi has fluctuated against other freely traded currencies. In June 2010, the PRC government announced that it would allow greater flexibility for the Renminbi to fluctuate against the U.S. dollar, which resulted in further appreciation of the Renminbi. Between June 30, 2010 and December 31, 2013, the value of the Renminbi appreciated by approximately 12.0% against the U.S. dollar, although in 2014, the value of the Renminbi depreciated approximately 2.5% against the U.S. dollar. On August 10, 2015, the People’s Bank of China announced that it had changed the calculation method for RMB’s daily central parity exchange rate against U.S. dollars, which resulted in an approximately 2.0% depreciation of RMB on that day. RMB continued to depreciate against U.S. dollars since then. We cannot provide any assurances that the policy of the PRC government will not affect or the manner in which it may affect the exchange rate between the Renminbi and the U.S. dollar in the future.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our stockholders, and otherwise fund and conduct our businesses.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with the generally accepted accounting principles in the PRC, or PRC GAAP, to a statutory general reserve fund until the amounts in such fund reaches 50% of their registered capitals in China. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances, which restricted portion amounted to RMB1,009.4 million (equivalently $156.2 million) as of March 31, 2016. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under China’s Enterprise Income Tax Law, or the EIT Law, we may be classified as a “resident enterprise” of China. This classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. In addition, a circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC stockholders. This circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the enterprise income tax, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. In addition, the circular mentioned above details that certain Chinese-invested enterprises will be classified as “resident enterprises” if the following are located or reside in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and stockholders’ meetings; and half or more of the directors or senior management having voting rights. If the PRC tax authorities determine that Synutra, Inc. or Synutra International, Inc. are “resident enterprises,” we may be subject to enterprise income tax at the rate of 25% on our worldwide income and dividends paid by us to our non-PRC stockholders and, while less clear, capital gains recognized by them with respect to the sale of our stock, may be subject to a PRC withholding tax. This will have an impact on our effective tax rate, a material adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC stockholders. We are actively monitoring the “resident enterprise” classification rules and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the United States and China, and our PRC tax may not be creditable against our U.S. tax.

Our stockholders may have difficulty enforcing judgments against us.

We are a Delaware holding company and most of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. It may also be difficult for our stockholders to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our PRC legal adviser has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

PRC laws and regulations currently restrict foreign entities from establishing clinical business in China. Foreign entities that wish to establish medical clinical businesses in China must have domestic entities as partners. In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through Beijing Syclin, which is not directly owned by us. We control and consolidate Beijing Syclin into our consolidated results through a series of contractual arrangements. See “Item 1, Business—Our Corporate Structure and History” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Furthermore, we cannot assure you that Jibin Zhang (our Director of Treasury) and Yunpeng Jiang (our Director of Strategic Development), parties to these control agreements, will continue to cooperate with us and honor these control agreements. There is a risk that they will not always act in our best interests. If we cannot resolve any conflicts of interest or dispute that may arise between them and us, we may have to take legal action to compel them to fulfill their contractual obligations and there is substantial uncertainty as to the outcome of any such legal proceedings. It may be difficult for us to change our corporate structure or to bring claims against Beijing Syclin if they do not perform their obligations under these contractual arrangements.

The audit report included in this annual report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditors’ audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Proceedings instituted by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act.

Starting in 2011 the Chinese affiliates of the ’‘big four’’ accounting firms, including our independent registered public accounting firm, were affected by a conflict between U.S. and Chinese law. Specifically, for certain U.S.-listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the Chinese firms access to their audit work papers and related documents. The firms were, however, advised and directed that under Chinese law, they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the China Securities Regulatory Commission, or the CSRC.

In late 2012, this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese accounting firms, including our independent registered public accounting firm. A first instance trial of the proceedings in July 2013 in the SEC’s internal administrative court resulted in an adverse judgment against the firms. The administrative law judge proposed penalties on the firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioner had taken place, the firms reached a settlement with the SEC. Under the settlement, the SEC accepts that future requests by the SEC for the production of documents will normally be made to the CSRC. The firms will receive matching Section 106 requests, and are required to abide by a detailed set of procedures with respect to such requests, which in substance require them to facilitate production via the CSRC. If they fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. Remedies for any future noncompliance could include, as appropriate, an automatic six-month bar on a single firm’s performance of certain audit work, commencement of a new proceeding against a firm, or in extreme cases the resumption of the current proceeding against all four firms.

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including possible delisting. Moreover, any negative news about any such future proceedings against these audit firms may cause investor uncertainty regarding China-based, U.S.-listed companies and the market price of our common stock may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to the delisting of our common stock from the NASDAQ Global Select Market or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

Risks Related to Our Common Stock

The market price of our common stock is volatile, and its value may be depressed at a time when our stockholders want to sell their holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between July 1, 2008 and March 31, 2016, the price of our common stock, as reported on the NASDAQ Global Select Market on which our common stock has traded, ranged between $3.62 and $52.24. Though we believe this dramatic fluctuation resulted mainly from volatility in our earnings, which is attributable to various events including, but not limited to the melamine contamination incident, the prematurity event and the worldwide market disruption, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially. In addition, our stock price may be impacted by the performance, reputation, or stock prices of other Chinese companies that are listed in the United States.

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

Although our common stock is traded on the NASDAQ Global Select Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the twelve month period ended March 31, 2016 was approximately 88,215 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are currently located in Beijing with approximately 45,500 square meters of leased office space and with 31,300 square meters of leased land as our management, marketing, and research and development headquarters. Our processing and packaging facilities are located in various locations in China, including Qingdao, Fengzhen and Zhenglanqi. These facilities encompass approximately 106,000 square meters of office, plant, and warehouse space. Our distribution center located in Qingdao includes approximately 25,000 square meters of owned office space. All of our production facilities are built based on the good manufacturing practices standard, and all of our facilities that have commenced operation have ISO9000 and HACCP series qualifications with some also being ISO14000 certified.

Apart from the properties in China, we are building a drying facility in Carhaix, France. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for details.

The following table sets forth certain information with respect to our production, processing and packaging facilities.

Subsidiary	Province/Region	Installed Capacity as of March 31, 2016	Description	Property Right
		(tons per year)
Synutra France	Carhaix, France	Not finished yet	Drying of raw milk and whey, mixing and packaging of powdered formula products	Owned Land
Shengyuan Nutrition	Qingdao, Shandong	78,000	Dry–mixing of powdered formula products	Land under long–term lease
		75,000	Packaging of powdered formula products	Land under long–term lease
Mengyuan	Fengzhen, Inner Mongolia	3,800	High oil whey protein powder processing	Land under long–term lease
Inner Mongolia Huiliduo	Zhenglanqi, Inner Mongolia	9,000	Production of prepared foods	Land under long–term lease
Meitek	Qingdao, Shandong	1,700	Production of nutritional supplement	Land under long–term lease

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 2016, we were not involved in any legal proceedings that we believe will have the potential for a materially adverse impact on our business, financial condition, results of operations or cash flows. We are subject to legal proceedings and claims which arise in the ordinary course of business. Claims have been made against us from time to time, and we intend to contest each lawsuit vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of our Common Stock

Our common stock has been trading on the NASDAQ Global Select Market under the symbol “SYUT” since November 8, 2007. Our common stock was previously quoted on the Over-The-Counter Bulletin Board under the trading symbol “SYUT.OB” until April 11, 2007. On April 12, 2007, our common stock was listed on the NASDAQ Global Market and subsequently approved for listing on the NASDAQ Global Select Market on November 8, 2007.

The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The NASDAQ Global Select Market Price per Share
	High	Low
Fiscal Year Ended March 31, 2015
First Quarter	$7.07	$5.00
Second Quarter	7.18	4.53
Third Quarter	6.91	4.35
Fourth Quarter	6.90	5.04
Fiscal Year Ended March 31, 2016
First Quarter	$7.90	$6.29
Second Quarter	7.08	4.50
Third Quarter	6.11	4.66
Fourth Quarter	5.40	3.62

As of May 27, 2016, we had 15 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form or shares held by a custodian for the benefit of our employees.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any dividends in the foreseeable future.

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. In addition, there are restrictions on the distribution of share capital from our PRC subsidiaries. As of March 31, 2016, the common stock, additional paid-in capital and statutory reserve of PRC subsidiaries were RMB1,009.4 million, which were equivalent to $156.2 million using the exchange rate as of March 31, 2016.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Repurchase of Shares

The table below sets forth the information with respect to purchases made by or on behalf of our company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2016.

In thousands except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 – January 15, 2016	146	$4.27	146	$16,989

_______

(1)	On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20,000,000 of our common stock from time to time through September 10, 2016. Under this repurchase program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During fiscal year 2016, we repurchased 610,000 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $3.0 million which was paid for through cash on hand. The share repurchase program had automatically terminated due to our public announcement of receiving a nonbinding proposal letter, dated January14, 2016, from Mr. Liang Zhang, our chairman and CEO, and an affiliated entity of his, proposing a “going-private” transaction.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated balance sheets data as of March 31, 2016 and 2015, and selected consolidated statements of operations data for the fiscal years 2016, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The financial data for the remaining years are derived from audited consolidated financial statements which are not included in this Form 10-K. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(in thousands except earnings per share data)
Selected Consolidated Statement of Income Data:
Net sales	$365,039	$413,941	$370,534	$265,770	$342,539
Cost of sales	188,215	224,387	217,027	171,211	201,618
Gross profit	176,824	189,554	153,507	94,559	140,921
Selling and distribution expenses	51,289	57,797	53,710	51,005	49,628
Advertising and promotion expenses	43,137	40,027	32,912	35,176	30,035
General and administrative expenses	27,740	27,994	25,506	30,220	23,948
Impairment of long–lived assets and intangible assets	0	5,845	1,040	0	0
Gain on disposal and liquidation of subsidiaries	0	15,294	367	3,625	0
Loss on a supply contract	8,810	0	0	0	0
Government subsidies	646	555	924	4,217	5,484
Income (loss) from operations	46,494	73,740	41,630	(14,000)	42,794
Interest expense	16,362	16,033	16,162	15,018	14,276
Interest income	8,776	7,608	4,658	2,326	1,870
Foreign currency exchange (loss) gain, net	(12,225)	3,242	1,934	0	0
Other income (expense), net	(268)	(975)	(1,582)	(343)	146

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
Income (loss) before income tax (benefit) expense	26,415	67,582	30,478	(27,035)	30,534
Income tax (benefit) expense	5,454	(4,449)	130	37,186	13,510
Net income (loss)	20,961	72,031	30,348	(64,221)	17,024
Net income (loss) attributable to the noncontrolling interest	725	2,498	(581)	(333)	287
Net income (loss) attributable to common stockholders	$20,236	$69,533	$30,929	$(63,888)	$16,737
Earnings (loss) per share–basic and diluted	$0.35	$1.21	$0.54	$(1.11)	$0.29

	As of March 31,
	2016	2015	2014	2013	2012
	(in thousands except earnings per share data)
Selected Balance Sheets Data:
Cash and cash equivalents	$102,667	$85,171	$90,915	$79,050	$64,793
Working (deficit) capital	16,800	(3,956)	(25,010)	(40,006)	10,565
Inventory	98,360	87,754	83,986	87,707	75,499
Total assets	817,097	664,885	550,683	476,144	447,913
Short–term debt	95,175	145,639	115,917	127,449	86,614
Long–term debt due within one year	95,504	130,426	91,505	82,663	40,831
Long–term debt	315,512	144,627	160,533	102,164	92,745
Capital lease obligation	7,315	7,806	7,898	7,848	4,726
Total long–term liabilities	335,100	163,490	179,161	120,476	104,243
Total equity	$136,800	$114,569	$61,256	$29,207	$97,092

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of March 31, 2016, this network comprised over 850 independent distributors and over 290 independent sub-distributors who sell our products in approximately 24,000 retail outlets.

We currently have three reportable segments:

•	Nutritional Food includes the sale of powdered infant and adult formula products, with major brands including Super, My Angel and Dutch Cow, liquid milk product under the brand of Dutch Cow introduced in fiscal year 2016, and prepared foods under the brand of Huiliduo;

•	Nutritional Supplement includes the production and sale of nutritional supplements such as chondroitin sulfate to third parties, and microencapsulated DHA and ARA to the nutritional food segment for use in powdered formula production; and

•	Other Business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, providing genetic diagnostic services for new born babies, and sales of cosmetics to pregnant women.

Executive Summary

After the successful implementation of our Gold Mining Strategy, which improved our management of distributors and stores with regard to both inventories and expenses, as more fully described in the Annual Report on Form 10-K for the fiscal year 2014, we continued to execute the same management philosophy in fiscal years 2015 and 2016. We continued to focus on the productivity of our stores, promoters and sales staff, and to continue to build our brand through direct communication with consumers via our promoters, rather than through mass market advertisements or promotional campaigns.

Based on this philosophy, we launched the Kangaroo program in fiscal year 2015, to enable our in-store promoters to better serve our consumers through our membership royalty program. Promoters’ compensation was previously solely based on the commission they received on the sales in the stores where they worked and only during the hours they worked. Under the Kangaroo program, we are able to reward bonuses to promoters based on the royalty points accumulated by their members, regardless of where and when sales occur, which encouraged promoters to maintain an accurate and updated list of their members in our central database. Using our self-developed sales management mobile application “Treasure in Hand,” our promoters can manage mobile communications with their members, including calls, text messages and WeChat messages (the dominant mobile communication application in China) with one APP, focusing on the particular community-based WeChat group communications

In the beginning of fiscal year 2016, we launched our WeChat based e-commerce platform “Thumb Mall,” or “Mu Zhi Shang Cheng” in Chinese. We have placed our Super brand infant formula products, DutchCow brand adult formula and liquid milk products, and Precious Care brand pregnancy cosmetic products on the Thumb Mall platform. We plan to expand its offerings to include more of our products. If our member orders infant formula products from Thumb Mall, she can enjoy special discounts only available to Kangaroo program members and her nutritional consultant will receive commission. We intend to encourage the continuous shift from offline stores to our own online platform, which will enable us to further reduce physical retail outlets and the associated overhead. The online program also enables us to recruit part-time, online-only nutritional consultants who do not work in any store and only get paid through commission from online sales, which greatly expands the size of our field sales team without increasing fixed overhead. By the end of fiscal year 2016, sales through Thumb Mall had reached approximately 15% of total sales of Super brand products, and we had attracted approximately 10,000 part-time nutritional consultants into our program.

In addition to the abovementioned sales programs, our sales growth in fiscal years 2014 and 2015 benefited from the success in several niche markets including the specialty infant formula products, the private label infant formula products, and the premium adult formula products. However, in fiscal year 2016, our efforts in these niches markets were shadowed by the regulatory uncertainty with regards to production license from CFDA. We were unable to renew the production license for subscription grade specialty formula products in fiscal year 2016 as CFDA was in the process of designing the standards for specialty formula production, and sales under this category were limited to over the counter type of specialty formula. CFDA will announce the new specialty formula production standard on July 1, 2016 and we plan to apply accordingly, which is expected to enhance our sales in this category in fiscal year 2017. In terms of the production license for the general infant formula products, CFDA’s currently released draft measures indicate its intention to limit the number of brands/series that each factory can manufacture to three. While we expect to apply for production license for each of our Qingdao, Mengyuan and Carhaix facilities, we may need to cease some of our smaller brands if the current draft gets implemented by CFDA, which may adversely impact our sales in fiscal year 2017. It remains uncertain, however, whether and when CFDA will enact or strictly enforce the proposed restrictive measures on brands.

We continue to execute our Carhaix project, as described in more details else where in this Form 10-K. This project includes spray-drying capacity of 45,000 tons for whole milk powder, and 45,000 tons for high oil whey protein powder. It also includes 90,000 tons of dry-mixing and canning capacity for canned powdered formula products, based on 24/24 production. Currently we plan to run an 8 hour daytime shift, entailing 30,000 tons capacity at the commencement of operation at the Carhaix project. Total fixed asset budget for this project is estimated to be €173 million, an increase of 7% from the €161 million approved previously by our board of directors. Including pre-opening expenses and capitalized interest, the total budget for this project is estimated to be €198 million. We do not expect to have any further material increases to the budget or expansion of the facility’s capacities or functions. The increase in fixed asset budget is mainly due to a delay of six months caused by the prolonged testing and adjustment of one type of key equipments at our spray-drying towers. While we initially expected to begin trial operations of the drying towers in the fourth quarter of 2015 and formal operations in the first quarter of 2016, we have commenced trial operation in June 2016 and expect to begin formal operation in July 2016. We expect to receive production permits or certifications from the related French authorities and CFDA soon after we begin formal operation and we plan to import our 100% French-produced infant formula into the Chinese market beginning in the third quarter of 2016.

On January 14, 2016, our board of directors received a preliminary non-binding proposal letter from Mr. Liang Zhang, our chairman and chief executive officer, and an affiliated entity of his, which together with Mr. Zhang comprised the buyer group at the time, to acquire all of our outstanding common stock not already owned by the buyer group in a going-private transaction for $5.91 in cash per share. On January 21, 2016, our board of directors formed a special committee, consisting solely of independent directors, to consider the proposed going-private transaction and to negotiate with the buyer group, while considering other strategic options available to us. On January 30, 2016, the special committee received a letter from the buyer group led by Mr. Zhang, stating, among other things, that such buyer group would not proceed with the proposed going-private transactions unless approved by the special committee. Our share repurchase program approved on September 10, 2015 had automatically terminated due to our public announcement of receiving such non-binding proposal letter. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction with the buyer group or any other transaction will be approved or consummated. See

“Item 1A. Risk Factors—Risks Related to Our Business—The consummation of the proposed going-private transaction is uncertain, and the announcement and pendency of such transaction could adversely affect our business, results of operations and financial condition.”

Factors Affecting Our Results of Operations

Our operating results are primarily affected by the following factors:

Perceptions of Product Quality and Safety

Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors that do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins, even if the perception is from misinformation or disinformation. Moreover, a decrease in the quality and safety of any particular product could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. For example, the melamine contamination incident had resulted in a significant reduction in the sales of a number of major dairy product companies in China, including us, and the prematurity event resulted in a significant decline in our sales. If a future market crisis involving any of our products should occur, especially if management failed to respond to such crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business—We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general could harm our reputation, damage our brand and adversely affect our results of operations.”

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

Raw Material Supply and Prices

The per unit costs of producing our infant formula are subject to the supply and price volatility of milk powder, whey powder and other raw materials, which are affected by the PRC and global markets. Increases in the price of milk powder and whey powder would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix. See “Item 1A. Risk Factors—Risks Related to Our Business—Our results of operations may be affected by fluctuations in availability and price of raw materials.”

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

Taxation

We file separate tax returns in China, the United States, Hong Kong, Netherlands, Korea, and France. Income taxes of our subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For Synutra Illinois and Synutra Delaware, applicable U.S. tax laws are followed. For Synutra HK, Unisono B.V., Korea Jintao Co., Ltd Incorporated and Synutra France International SAS, applicable local tax laws are followed.

All of our PRC subsidiaries are subject to a statutory tax rate of 25% under the EIT Law, except for Meitek, which enjoys a preferential tax rate of 15% as a high-new technology company. The impact of the preferential tax treatment decreased income taxes by $0.3 million, $0.8 million and nil for the fiscal years 2016, 2015 and 2014, respectively. The benefit of the tax preferential treatment on basic and diluted earnings (loss) per share was $0.01, $0.01 and nil for fiscal years 2016, 2015 and 2014, respectively.

Our income will be derived from dividends we receive from our PRC operating subsidiaries described above. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—Under China’s Enterprise Income Tax Law, or the EIT Law, we may be classified as a ‘resident enterprise’ of China. This classification could result in unfavorable tax consequences to us and our non-PRC stockholders.”

Each of our PRC subsidiaries files stand-alone tax returns and we do not file a consolidated tax return.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates as a result of different assumptions or conditions.

The following critical accounting policies involve more significant judgments and estimates used in the preparation of our financial statements.

Revenue

We recognize revenue when title and risk and rewards for the products are transferred to the customer, price is fixed or determinable, and collectability is reasonably assured. Most of our nutritional food sales are made through distributors. Under the distributor arrangement, evidenced by purchase order, revenue is realized and earned upon acceptance of delivery of products by the distributors. For sales of My Angel series powdered formula products, which is directly sold to baby stores, the revenue recognition is similar to that of distributor sales, and the revenue is realized and earned upon acceptance of delivery of products by the baby stores. For sales of the powdered formula products directly through certain supermarket retailers, who have a right of return clause, the revenue is recognized until the supermarkets have paid us as the sale return by these supermarket retailers cannot be reasonably estimated. For sales to a limited number of distributors from whom collectability is not reasonably assured, revenue is recognized when we received payments.

Our gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers, which are reported as a reduction of revenue. We provide discounts or rebates to customers in the following ways:

•	We offer product discounts to compensate certain distributors and supermarket retailers for promotional expenses and slotting fees paid by them. These product discounts are recognized when incurred as a reduction to gross revenue.

•	We offer rebates to a few distributors and supermarket retailers as sales incentives. These sale rebates are typically determined based on a percentage of sales after attaining certain amount of orders relating to specific products by the distributors and supermarket retailers. We recognized a liability for the sales rebates at the time at which the related revenue is recognized by us, based on the specific terms in each agreement and the expected sales of each distributor or supermarket retailer.

We use a customer loyalty program administrated by a third party, the program operator, to conduct its promotional activities. In connection with a current revenue transaction of specific products, we offer to the customer award points which can be exchanged for free products that will be delivered by the program operator, at a future date at the customer’s request. The value of the award is insignificant in relation to the value of the transactions necessary to earn the awards under other current liabilities in the consolidated balance sheets, which was amounted to nil, $1.0 million and $1.9 million as of March 31, 2016, 2015 and 2014. We record a liability for the estimated cost of the award products. The related cost is recorded under Advertising and promotion expenses in the consolidated statement of operations, which was amounted to $4.1 million, $3.7 million and $3.2 million for the fiscal years 2016, 2015 and 2014, respectively.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income. We consider positive and negative evidence when determining whether a portion or all of our deferred tax assets will more likely than not be realized. We take into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, the duration of statutory carry forward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset and increasing our income tax expense in the year such determination is made. As of March 31, 2016, we had deferred tax assets of $26.7 million. We accrued a valuation allowance of $7.4 million since it is more likely than not that the relative operating loss will not be utilized before expiration. Tax benefits relating to future reversals of the valuation allowance on deferred tax assets, if any, will be recognized as a reduction of income tax expense.

We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. As of March 31, 2016, we believed all earnings generated in China, Hong Kong, Netherlands, Korea and France would be indefinitely reinvested and as a result, we did not record any income taxes on such earnings.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. As of March 31, 2016, we had recorded liabilities of $0.2 million under other long term liabilities.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. For the fiscal year ended March 31, 2016, the unrecognized tax benefit did not change significantly and the amount of interest and penalties related to uncertain tax position is immaterial.

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

We recorded impairment charges on long-lived assets and intangible assets of nil, $5.8 million and $1.0 million for the fiscal years 2016, 2015 and 2014, respectively.

In the fiscal year 2015, we recognized an impairment charge on the prepared food equipment assets of Inner Mongolia Huiliduo of $4.7 million as well as on the Huilido brand of $0.3 million, as a result of the continuous operating losses, slowing market development and expected higher promotion expenditures to achieve meaningful sales. In addition, the impairment loss of $0.8 million was recognized for the Ausmeadow brand due to the lower operating performance than our previous expectations.

The impairment charge of $1.0 million in fiscal year 2014 was related to the prepared food as a result of the operating loss and negative operating cash flow.

Results of Operations

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

Below is a summary of selected comparative results of operations for the fiscal years 2016 and 2015:

	Fiscal Years Ended March 31,
(In thousands, except per share data)	2016	2015	% Change
Net sales	$365,039	$413,941	–12%
– Nutritional food segment	328,632	386,807	–15%
Cost of sales	188,215	224,387	–16%
– Nutritional food segment	153,130	198,572	–23%
Gross profit	176,824	189,554	–7%
– Nutritional food segment	175,502	188,235	–7%
Gross Margin	48%	46%
– Nutritional food segment	53%	49%
Income from operations	46,494	73,740	–40%
Interest expense, net	7,586	8,425	–10%
Income before income tax (benefit) expense	26,415	67,582	–61%
Income tax expense	5,454	(4,449)	*
– Effective tax rate	20.6%	–6.6%
Net income	20,961	72,031	–71%
Net income attributable to common stockholders	$20,236	$69,533	–71%
Weighted average common stock outstanding – basic and diluted	57,083	57,301
Earnings per share – basic and diluted	$0.35	$1.21	–71%

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Fiscal Years Ended March 31,			% Change in
(In thousands, except percentage data)	2016	2015	% Change	Volume	Price
Nutritional food	$328,632	$386,807	–15%	–8%	–8%
Nutritional supplement	27,742	18,516	50%
Other business	8,665	8,618	1%
Net sales	$365,039	$413,941	–12%

Net sales of our nutritional food segment mainly include powdered formula products for infants, children and adults. The decrease in net sales of our nutritional food segment was mainly due to the following factors:

•	The sales volume of nutritional food products for the fiscal year 2016 was 26,210 tons, as compared to 28,342 tons for the prior fiscal year. The decrease was primarily due to decreased sales of Super series as we face increased competition in our traditional channels. We also faced lower sales in some niche markets such as specialty formula products due to regulatory uncertainties with regards to production license from CFDA.

•	The average selling price of our nutritional food products for the fiscal year 2016 was $12,538 per ton, compared to $13,648 per ton for the prior fiscal year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease was mainly due to change of product mix from higher priced products such as Super series and specialty formula products to lower priced products such as adult formula, My Angel series and private label products, coupled by a negative impact from exchange rate changes.

Sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

The product mix in the nutritional supplement segment mainly consists of external sales of chondroitin sulfate materials to international pharmaceutical companies. The increase was mainly due to increased sales volume as our nutritional products had gained more recognition from our customers, and increased unit price as one major customer upgraded its order to higher grade products.

Our other business mainly includes ancillary sales of excess or unusable ingredients and materials to industrial customers, such as whole milk powder and whey powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$153,130	$198,572	–23%
Nutritional supplement	26,376	16,808	57%
Other business	8,709	9,007	–3%
Cost of sales	$188,215	$224,387	–16%

The decrease in the cost of sales of the nutritional food segment was mainly due to decreased raw material purchase prices, in particular in whole milk powder prices, and decreased sales volume.

The increase in the cost of sales of the nutritional supplement segment was mainly due to the increased sales volume of chondroitin sulfate.

The decrease in cost of sales of our other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2016	2015	% Change
Gross profit	$176,824	$189,554	–7%
– Nutritional food	175,502	188,235	–7%
Gross margin	48%	46%
– Nutritional food	53%	49%

The increase in gross margin was primarily attributable to the lower raw material purchase costs, partially offset by the decreased average selling price.

Expenses

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2016	2015	% Change
Selling and distribution expenses	$51,289	$57,797	–11%
Advertising and promotion expenses	43,137	40,027	8%
– Advertising expenses	10,323	8,738	18%
– Promotion expenses	32,814	31,289	5%
General and administrative expenses	27,740	27,994	–1%
Impairment of long lived assets and intangible assets	0	5,845	*
Gain on disposal and liquidation of subsidiaries	0	15,294	*
Loss on a supply contract	8,810	0	*
Government subsidies	646	555	16%

*	not meaningful

Selling and distribution expenses primarily include compensation expenses for sales staff, freight charges and travel expenses. The decrease was mainly due to decreased bonuses for sales staff consistent with decreased sales, and decreased depreciation expense as we fully depreciated personal data assistant devices used in marketing activities in fiscal year 2015.

Advertising expenses primarily include media expenses paid to television stations and e-commerce providers. We believe the influence from traditional televised advertising has diminished recently and as a result we have substantially reduced advertising on television and shifted our advertising focus to e-commerce providers, mostly for Super and Dutch Cow products, which primarily contributed to the increase in advertising expenses. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost-effective way to market our products compared to mass media advertising. As a result, we have begun to allocate more resources to such promotional activities.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense.

In September 2012, we entered into a 10-year milk supply agreement with Sodiaal in connection with the French project. Under the terms of this supply agreement, we are committed to purchasing a fixed volume of raw milk from Sodiaal on a monthly basis. If there is a shortfall between our actual purchases and the contractual amount, we would be liable for a cash compensation to Sodiaal, which is determined as the difference between the milk purchase prices to be paid by Sodiaal to the milk farmers and the spot market price for the shortfall quantity.

In June 2014, Sodiaal consented to the delay of the French project caused primarily by government actions, and waived the right for contractual compensation since January 2015. In

January 2016, we and Sodiaal entered into an amendment to the original 10-year milk supply agreement, pursuant to which we are obligated to purchase milk from Sodiaal beginning from January 2016. Should we fail to take delivery of the volumes agreed in the contract, we would be obligated to pay the compensation to Sodiaal based on the terms set out in the original agreement.

As the construction of our French drying facility was delayed, we expect to begin formal operation of the French project in July 2016. As a result of this delay, we are liable for a total compensation of $5.0 million to Sodiaal for the period from January to March 2016 as we failed to take delivery of raw milk supply as agreed. Starting April 2016, we started to take delivery under this contract and pretreated the raw milk into concentrated milk for third party's further processing. Additionally, as of March 31, 2016, we recorded an estimated loss of $3.8 million resulting from this purchase commitment.

Government subsidies represented the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2016	2015	% Change
Interest expense	$16,362	$16,033	2%
Interest income	8,776	7,608	15%

The slight increase in interest expense was mainly due to an increase in loan balance, partially offset by decreased interest rate. There was $4.6 million interest expense capitalized for the French Project in fiscal year 2016.

The increase in interest income was mainly due to an increase in average restricted cash balance, which earned a higher interest rate than cash and cash equivalents.

Income Tax Benefit / Expense

Income tax expense of fiscal year 2016 of $5.5 million was composed of the current income tax expense of $14.0 million, deferred tax benefit of $7.3 million and the release of uncertain tax benefit of $1.3 million. The effective tax rate of fiscal year 2016 was 20.6%, mainly due to the effect from profit and income tax expense of our PRC subsidiaries with statuary income tax rate of 25%, and loss and income tax benefit of our French subsidiary with statuary income tax rate of 33.3%.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the 30% interest held by third parties in Meitek, a 70% owned subsidiary, and 35% interest held by third parties in Precious Care. The increase of net income (loss) attributable to noncontrolling interest was mainly contributed by the better financial performance of Meitek.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders was $20.2 million for fiscal year 2016, compared to a net income attributable to common stockholders of $69.5 million for fiscal year 2015.

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

Below is a summary of selected comparative results of operations for the fiscal years 2015 and 2014:

	Fiscal Years Ended March 31,
(In thousands, except per share data)	2015	2014	% Change
Net sales	$413,941	$370,534	12%
– Nutritional food segment	386,807	314,459	23%
Cost of sales	224,387	217,027	3%
– Nutritional food segment	198,572	158,765	25%
Gross profit	189,554	153,507	23%
– Nutritional food segment	188,235	155,694	21%
Gross Margin	46%	41%
– Nutritional food segment	49%	50%
Income from operations	73,740	41,630	77%
Interest expense, net	8,425	11,504	–27%
Income before income tax (benefit) expense	67,582	30,478	122%
Income tax expense	(4,449)	130	*
– Effective tax rate	–6.6%	0.4%
Net income	72,031	30,348	139%
Net income attributable to common stockholders	$69,533	$30,929	127%
Weighted average common stock outstanding – basic and diluted	57,301	57,301
Earnings per share – basic and diluted	$1.21	$0.54	127%

*	not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Fiscal Years Ended March 31,			% Change in
(In thousands, except percentage data)	2015	2014	% Change	Volume	Price
Nutritional food	$386,807	$314,459	23%	17%	5%
Nutritional supplement	18,516	21,987	–16%
Other business	8,618	34,088	–75%
Net sales	$413,941	$370,534	12%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, and prepared food. The increase in net sales of our nutritional food products was mainly due to the following factors:

•	The sales volume of nutritional food products for the fiscal year 2015 was 28,342 tons, as compared to 24,179 tons for the prior fiscal year, primarily due to the successful implementation and positive impact of our Kangaroo program which emphasizes our focus on customer care.

•	The average selling price of our nutritional food products for the fiscal year 2015 was $13,648 per ton, compared to $13,005 per ton for the prior fiscal year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The increase in average selling price was mainly due to our ability to better control discounts and rebates, which we provided to offset a portion of the marketing and promotional expenditure incurred at retail outlets, as a result of the continued positive impact of our Gold Mining Strategy.

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

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change
Nutritional food	$198,572	$185,765	25%
Nutritional supplement	16,808	24,646	–32%
Other business	9,007	33,616	–73%
Cost of sales	$224,387	$217,027	3%

The increase in the cost of sales of the nutritional food segment was mainly due to increased sales volume.

The decrease in the cost of sales of the nutritional supplement segment was mainly due to the decreased sales volume of chondroitin sulfate to certain international pharmaceutical companies as discussed above under “—Net Sales.”

The decrease in cost of sales of our other business was mainly due to the decreased sales volume of milk powder.

Gross Profit and Gross Margin

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change
Gross profit	$189,554	$153,507	23%
– Nutritional food	188,235	155,694	21%
Gross margin	46%	41%
– Nutritional food	49%	50%

The increase of gross margin was primarily attributable to the increase in contribution to total revenue from the nutritional food segment which has higher margins than the other two segments.

Expenses

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change
Selling and distribution expenses	$57,797	$53,710	8%
Advertising and promotion expenses	40,027	32,912	22%
– Advertising expenses	8,738	6,055	44%
– Promotion expenses	31,289	26,857	17%
General and administrative expenses	27,994	25,506	10%
Impairment of long lived assets and intangible assets	5,845	1,040	*
Gain on disposal and liquidation of subsidiaries	15,294	367	*
Government subsidies	555	924	–40%

*	not meaningful

Selling and distribution expenses primarily include compensation expenses for sales staff, freight charges and travel expenses. The increase in selling and distribution expenses was mainly due to the increase in sales staff compensation.

Advertising expenses primarily include media expenses paid to television stations and e-commerce providers. We believe the influence from traditional televised advertising has diminished recently and as a result we have substantially cut back advertising on television. Instead, we have shifted our advertising focus to e-commerce providers, mostly for our specialty infant formula products with special nutritional focus, which was the main reason for the increase in advertising expenses. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost effective way to market our products compared to mass media advertising. As a result, we now allocate more resources to such promotional activities. In the fiscal year 2014, a local government provided a subsidy of $4.7 million which was recorded as deduction of promotion expenses, as the subsidy was required to be for promotion expense purposes. Promotion expenses remained stable after the deduction in fiscal year 2014.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to less reversal of bad debt expense along with the collection of certain long-aging receivables in fiscal year 2015.

In fiscal year 2015, we recognized an impairment charge on the prepared food equipment assets of Inner Mongolia Huiliduo of $4.7 million as well as on the Huiliduo brand of $0.3 million, as a result of the continuous operating losses, slow market development and expected higher promotion expenditures to achieve meaningful sales. In addition, during our annual impairment testing of indefinite lived intangible assets, the impairment loss of $0.8 million was recognized for the Ausmeadow brand, a minor brand under the powdered formula business of our nutritional food segment which was acquired in 2012 at $1.2 million and which represented 0.30% and 0.25% of Powdered Formula sales in fiscal 2014 and 2015, respectively, due to a lower business operating performance than we previously expected. The impairment charge of $1.0 million in fiscal year 2014 related to our prepared food as a result of an operating loss and negative operating cash flow. No impairment charges were recognized during the fiscal year 2013.

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

Interest Expense and Interest Income

	Fiscal Years Ended March 31,
(In thousands, except percentage data)	2015	2014	% Change
Interest expense	$16,033	$16,162	–1%
Interest income	7,608	4,658	63%

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

Income Tax Expense

Income tax benefit of fiscal year 2015 of $4.4 million was composed of the current income tax expense of $7.1 million, the change in net deferred tax assets from prior years of $11.3 million and the release of uncertain tax benefit of $0.2 million. As of March 31, 2014, full valuation allowance was recorded for the deferred tax assets due to the uncertainties of the further taxable income. In consideration of the major subsidiary’s continuous operating income (such as Shengyuan Nutrition) and the level of projections for future taxable income, the Company determined it was more likely than not that the deferred tax assets of $12.6 million would be utilized as such a tax benefit of $12.6 million resulted from the deferred tax assets being recognized as of March 31, 2015. Furthermore in fiscal year 2015, Shengyuan Nutrition was able to utilize a net operating loss carryforward of approximately $7.6 million.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the interest held by third parties in Meitek, a 70% owned subsidiary, and in Shanghai Precious Care Cosmetic Co., Ltd., a 65% owned subsidiary incorporated in fiscal year 2015. The increase of net income (loss) attributable to noncontrolling interest was mainly contributed by the better financial performance of Meitek.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders was $69.5 million for fiscal year 2015, compared to a net income attributable to common stockholders of $30.9 million for fiscal year 2014.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letter of credits, bank acceptance bills and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. In addition, while we cannot assure you that we will be able to refinance our short-term ban borrowings as they become due, historically, we have renewed or rolled over most of our bank loans after the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $102.7 million as of March 31, 2016, of which $98.7 million was held outside of the United States.

On September 17, 2012, we entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal, a French agricultural cooperative company, and/or Eurosérum, a French subsidiary of Sodiaal, as the case may be, relating to a long-term industrial and commercial partnership between Sodiaal and our company. Under these agreements, we undertook to build a new drying facility in Carhaix, France, for the manufacture of powdered milk and fat-enriched, or high oil, demineralized whey, or the French Project. We committed to purchase, and Sodiaal and Eurosérum committed to sell, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If we purchase less than the agreed amount, we would compensate Sodiaal or Eurosérum, as the case may be, for the loss suffered. We initially agreed to begin purchasing raw milk from Sodiaal since January 2016; however, the purchase plan has been delayed as we currently expect the new drying facility to commence formal operation by the end of June 2016. Therefore, we recorded $8.8 million loss related to this contract. For details, see note 17 to the financial statements.

On September 18, 2015 and March 24, 2016, we entered into two purchase contracts under which we agreed to purchase UHT liquid milk from two suppliers in France, including one affiliate of Sodiaal, from calendar year 2017 through calendar year 2027. The minimum amount of liquid milk products we agreed to purchase is 85,500 tons in calendar year 2017, and between 195,500 tons and 207,000 tons in years 2018 through 2027. We expect to finance the purchases under these contracts with operating cash flow and trade financing arrangements, and sell the products in the Chinese market.

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20,000,000 of our common stock from time to time through September 10, 2016. Under this repurchase program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During fiscal year 2016, we repurchased 610,000 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $3.0 million which was paid for through cash on hand. The share repurchase program had automatically terminated due to our public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, our chairman and chief executive officer, and an affiliated entity of his, proposing a “going-private” transaction.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Fiscal Year Ended March 31,
(In thousands)	2016	2015	2014

Cash flow provided by/(used in):
Operating activities
Net income (loss)	$20,961	$72,031	$30,348
Depreciation and amortization	9,514	15,210	15,356
Bad debt (reversal) expense	(1,360)	(2,179)	(3,193
Inventory write down	8,762	9,682	6,487
Deferred income tax	(7,250)	(11,300)	0
Gain on disposal and liquidation of subsidiaries	0	(15,294)	(367)
Loss on a supply contract	3,721	0	0
Impairment of long–lived assets and intangible assets	0	5,845	1,040
Other	70	(825)	35
Changes in assets and liabilities	(4,756)	(10,641)	(3,481)
Total operating activities	29,662	62,529	46,225
Investing activities	(102,007)	(123,306)	(86,699)
Financing activities	91,301	57,192	50,772
Effect of foreign currency translation on cash and cash equivalents	(1,460)	(2,159)	1,567
Net change in cash and cash equivalents	$17,496	$(5,744)	$11,865

Cash Flows from Operating Activities

Cash flow provided by operating activities was a result of the net income of $21.0 million, as adjusted for non-cash expense and income items of $13.5 million, and an increase in working capital of $4.8 million for fiscal year 2016. In fiscal year 2016, we spent $286.7 million to purchase raw materials and other production materials, $45.2 million in staff compensation and social welfare, $45.0 million in taxes, $80.2 million in operating expenses, $13.4 million in interest, $2.8 million in land lease, received $496.0 million from our customers, and $6.7 million from interest payments.

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

Cash Flows from Investing Activities

Cash flow used in investing activities in fiscal year 2016 mainly represents $103.8 million payment for purchase of property, plant and equipment and $1.5 million long-term loan to a supplier, partially offset by $6.8 million inflow for restricted cash deposited with banks as security against the issuance of letters of credit and bank acceptance bills and as pledges for certain short-term and long-term borrowings and $9.4 million inflow from disposal of subsidiaries.

Cash flow used in investing activities in fiscal year 2015 mainly represents $89.3 million payment for purchase of property, plant and equipment and $56.8 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit and bank acceptance bills and as pledges for certain short-term and long-term borrowings, partially offset by $22.4 million inflow from disposal of subsidiaries.

Cash flow used in investing activities in fiscal year 2014 mainly represents $29.6 million payment for purchase of property, plant and equipment, and $57.9 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit and bank acceptance bills and as pledges for certain short-term and long-term borrowings.

Cash Flows from Financing Activities

Cash flow used in financing activities in fiscal year 2016 mainly represents net cash outflow of $48.9 million from short-term loans and net cash inflow of $143.8 million from long-term loans, and $0.6 million payment for assets under capital leases, and $3.0 million payment on shares repurchased.

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

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 8. Financial Statements and Supplementary Data – Note 13 to Consolidated Financial Statements.”

Tabular Disclosure of Contractual Obligations

Below is a table setting forth our contractual obligations as of March 31, 2016.

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Long–term debt and related interest payment obligations	$441,391	$109,414	$267,519	$2,480	$61,978
Capital lease obligations	17,432	594	1,188	1,188	14,462
Operating lease obligations	54,780	2,558	4,845	4,047	43,330
Purchase commitments#	23,592	23,592	0	0	0
Capital expenditure commitments*	12,279	12,279	0	0	0
Total	$549,474	$148,437	$273,552	$7,715	$119,770

* Including $11.9 million commitments denominated in EUR.

# Excluding long term contracts listed below, which use market-based price at the time of purchase.

Due to the uncertainty in market price, the above mentioned purchase commitments did not include the following commitments:

•	Commitment to purchase 288 million liters of milk per year for ten years, at market based prices at the time of purchase, beginning from January 1, 2016, with current purchase price around EUR 300 per 1,000 liter;
•	Commitment to purchase whey equivalent to 24,000 tons of 70% demineralized pre-concentrated whey powder per year for ten years, at market based prices at the time of purchase, beginning from January 1, 2016, with current whey powder purchase price around EUR 1,200 per ton;
•	Commitment to purchase 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, beginning from January 1, 2016, with current purchase price around EUR 1,200 per ton;
•	Commitment to purchase 3,000 tons of 90% demineralized whey powder per year, or an equivalent quantity of liquid whey, for three years, at market based prices at the time of purchase, beginning from January 1, 2016, with current purchase price around EUR 1,300 per ton;
•	Commitment to purchase liquid UHT milk, at market based prices at the time of purchase, beginning from 2017 of 66,500 tons, and of 117,300 tons to 124,200 tons in 2018 through 2027; and
•	Commitment to purchase liquid UHT milk, at market based prices at the time of purchase, beginning from 2017 of 19,000 tons, and of 77,400 tons to 82,800 tons in 2018 through 2027.

We computed the long-term debt-related interest based on the interest rate as of March 31, 2016.

Capital Expenditures

Our capital expenditures were $114.3 million and the corresponding cash outflow was $112.7 million for the fiscal year 2016, which mainly represented expenditure for the French Project.

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

In January, 2016, FASB issued ASU No. 2016-01, to improve the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities and the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. We are still in the process of assessing the impact of this ASU on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU will be effective for fiscal years beginning after December 15, 2018 for public entities, and it will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are still in the process of assessing the impact of this ASU on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, which eliminates the requirement to retroactively adopt the equity method of accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We are in the process of evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASC 606). The amendments in this update clarify the implementation guidance on principal versus agent considerations. When another party, along with the reporting entity, is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (as a principal) or to arrange for the good or service to be provided to the customer by the other party (as an agent). The guidance is effective for interim and annual periods beginning after December 15, 2017. We are in the process of evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. We are in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

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

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the PBOC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. Under relevant PRC regulations, we are required to convert the foreign currencies we receive into Renminbi within specified time periods and prior to disbursement. Considering the RMB balance of our cash and cash equivalents as of March 31, 2016, which amounted to $81.8 million, a 1.0% change in the exchange rates between the Renminbi and the U.S. dollar would result in an increase or decrease of approximately $0.8 million of the balance.

The construction contracts and loans of Synutra France are denominated in Euro. The value of EUR against USD changes from time to time, which results in gains and losses that are reflected in our Consolidated Statement of Income. The appreciation or depreciation in the value of EUR relative to USD would affect our financial position and results reported in USD terms without giving effect to any underlying change in our business or results of operations. Considering the EUR balance of our bank borrowing equivalents as of March 31, 2016, which amounted to $159.2 million, a 1.0% change in the exchange rates between the EUR and the U.S. dollar would result in an increase or decrease of approximately $1.6 million of the balance.

Further, we are building a new facility in France to manufacture powdered milk and fat-enriched demineralized whey, and to source the raw material for this new facility, we have already entered into certain long term cooperation agreements, which are denominated in EUR. The appreciation or depreciation in the value of EUR relative to USD would affect our financial position and results reported in USD terms without giving effect to any underlying change in our business or results of operations. In addition, we have entered into long term purchase agreements denominated in EUR to purchase liquid UHT milk products to sell in the Chinese market. Compared to powdered infant formula products, such liquid milk products tend to have lower margins in the Chinese market, any cost increases resulting from the appreciation of EUR relative to RMB may impact the profitability of these products more significantly, and we have less ability to pass on the cost increases to our buyers or consumers.

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

Our financial statements are expressed in U.S. dollars, but most of our subsidiaries use currencies other than U.S. dollars, like Renminbi and EUR, as their own functional currency. The value of your investment in our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi and EUR. To the extent we hold assets denominated in U.S. dollars, any appreciation of the

Renminbi and EUR against the U.S. dollar could result in a change to our statement of operations. On the other hand, a decline in the value of Renminbi and EUR against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our common stock.

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

Interest Rate Risk

Our exposure to interest rate primarily relates to interest expense incurred on our short-term and long-term borrowings. Most of our borrowings are bearing the floating interest rates which are subject to periodical adjustment. We did not experience any material changes in interest rate exposures during the fiscal year ended March 31, 2016. We currently do not use interest rate swaps to manage exposure to interest rate changes.

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

Commodities Risk

Imported milk powder and whey powder are the principal raw materials in our business, accounting for approximately 65% of our production costs. As such, we are exposed to the fluctuations in the price of milk powder and whey powder. During the past two fiscal years, the rise and fall in the prices of these commodities have affected our business operations and profitability. A significant rise in the prices of these raw materials will adversely affect the gross margin of our powdered formula products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

SYNUTRA INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Synutra International, Inc. and its subsidiaries and variable interest entity (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule included in Schedule I and Schedule II. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synutra International, Inc. and its subsidiaries and variable interest entity as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE TOUCHE TOHMATSU CERTIFIED PUBLIC ACCOUNTANTS LLP

Shanghai, China

June 13, 2016

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

	March 31, 2016	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$102,667	$85,171
Restricted cash	77,787	145,906
Accounts receivable, net of allowance of $1,435 and $1,824, as of March 31, 2016 and 2015, respectively	29,911	15,405
Inventories	98,360	87,754
Due from related parties	2,486	2,629
Receivable from disposal of subsidiaries	1,161	6,726
Deferred tax assets	15,781	12,267
Prepayments and other current assets	30,675	27,012
Investment held at trust	3,169	0
Total current assets	361,997	382,870
Property, plant and equipment, net	294,185	187,085
Land use rights, net	8,541	8,657
Intangible assets, net	2,661	2,588
Restricted cash	128,397	78,799
Due from related parties	2,223	2,139
Deferred tax assets	3,481	298
Long–term loan receivable	9,286	0
Other non–current assets	6,326	2,449
TOTAL ASSETS	$817,097	$664,885
LIABILITIES AND EQUITY
Current Liabilities:
Short–term debt	$95,175	$145,639
Long–term debt due within one year	95,504	130,426
Accounts payable	76,862	47,764
Income tax payable	2,721	1,233
Due to related parties	132	130
Advances from customers	25,186	14,844
Other current liabilities	49,617	46,790
Total current liabilities	345,197	386,826
Long–term debt	315,512	144,627
Deferred government subsidies	7,196	3,816
Capital lease obligations	7,315	7,806
Other long–term liabilities	5,077	7,241
Total liabilities	680,297	550,316
Commitments and Contingencies (Note 21)
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized, 57,301 issued; 56,691 and 57,301 outstanding at March 31, 2016 and 2015, respectively	6	6
Additional paid–in capital	134,693	135,440
Accumulated deficit	(14,810)	(35,046)
Accumulated other comprehensive income	13,352	11,526
Total common stockholders’ equity	133,241	111,926
Noncontrolling interest	3,559	2,643
Total equity	136,800	114,569
TOTAL LIABILITIES AND EQUITY	$817,097	$664,885

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Net sales	$365,039	$413,941	$370,534
-including sales to related parties	12,161	5,220	2,329
Cost of sales	188,215	224,387	217,027
Gross profit	176,824	189,554	153,507
Selling and distribution expenses	51,289	57,797	53,710
Advertising and promotion expenses	43,137	40,027	32,912
General and administrative expenses	27,740	27,994	25,506
Impairment of long–lived assets and intangible assets	0	5,845	1,040
Gain on disposal and liquidation of subsidiaries	0	15,294	367
Loss on a supply contract	8,810	0	0
Government subsidies	646	555	924
Income from operations	46,494	73,740	41,630
Interest expense	16,362	16,033	16,162
Interest income	8,776	7,608	4,658
Foreign currency exchange (loss) gain, net	(12,225)	3,242	1,934
Other expense, net	268	975	1,582
Income before income tax (benefit) expense	26,415	67,582	30,478
Income tax expense (benefit)	5,454	(4,449)	130
Net income	20,961	72,031	30,348
Net income (loss) attributable to the noncontrolling interest	725	2,498	(581)
Net income attributable to common stockholders	$20,236	$69,533	$30,929
Weighted average common stock outstanding – basic and diluted	57,083	57,301	57,301
Earnings per share – basic and diluted	$0.35	$1.21	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended March 31,
	2016	2015	2014
Net income	$20,961	$72,031	$30,348
Other comprehensive income (loss), net of tax
Currency translation adjustment	2,017	(11,991)	1,701
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	(7,011)	0
Other comprehensive income (loss)	2,017	(19,002)	1,701
Comprehensive income	22,978	53,029	32,049
Less: Comprehensive income (loss) attributable to noncontrolling interest	916	2,499	(581)
Comprehensive income attributable to common stockholders	$22,062	$50,530	$32,630

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and shares in thousands)

			Synutra International, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid–in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, arch 31, 2013	57,301	$6	0	$0	$135,440	$(135,508)	$28,828	$441	$29,207
Net income (loss)	0	0	0	0	0	30,929	0	(581)	30,348
Other comprehensive income, net of tax of nil	0	0	0	0	0	0	1,701	0	1,701
Balance, March 31, 2014	57,301	$6	0	$0	$135,440	$(104,579)	$30,529	$(140)	$61,256
Net income	0	0	0	0	0	69,533	0	2,498	72,031
Other comprehensive income (loss), net of tax of nil	0	0	0	0	0	0	(19,003)	1	(19,002)
Incorporation of a majority owned subsidiary	0	0	0	0	0	0	0	284	284
Balance, March 31, 2015	57,301	$6	0	$0	$135,440	$(35,046)	$11,526	$2,643	$114,569
Net income	0	0	0	0	0	20,236	0	725	20,961
Other comprehensive income, net of tax of nil	0	0	0	0	0	0	1,826	191	2,017
Repurchase of noncontrolling interest	0	0	0	0	1,820	0	186	0	2,006
Contribution from noncontrolling shareholders.	0	0	0	0	430	0	(186)	0	244
Treasury shares repurchased	(610)	0	610	0	(2,997)	0	0	0	(2,997)
Balance, March 31, 2016	56,691	$6	610	$0	$134,693	$(14,810)	$13,352	$3,559	$136,800

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended March 31,
	2016	2015	2014
Operating activities:
Net income	$20,961	$72,031	$30,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,514	15,210	15,356
Reversal of allowance for doubtful accounts	(1,360)	(2,179)	(3,193)
Inventory write down	8,762	9,682	6,487
Impairment of long–lived assets and intangible assets	0	5,845	1,040
Deferred income tax	(7,250)	(11,300)	0
Gain on disposal and liquidation of subsidiaries	0	(15,294)	(367)
Loss on a supply contract	3,721	0	0
Other	70	(825)	35
Changes in assets and liabilities:
Accounts receivable	(13,727)	(380)	16,045
Inventories	(24,201)	(18,219)	(1,243)
Due from related parties	(3,173)	(223)	(444)
Land use right	(518)	204	(181)
Prepayments and other current assets	(9,032)	6,000	(2,963)
Accounts payable	27,824	8,540	(8,729)
Due to related parties	8	(1,426)	(301)
Advances from customers	11,479	(834)	2,488
Income tax receivable/payable	1,417	(1,671)	(239)
Other current liabilities	3,778	(1,661)	(7,753)
Other noncurrent liabilities	1,389	(971)	(161)
Net cash provided by operating activities	29,662	62,529	46,225
Investing activities:
Acquisition of property, plant and equipment	(103,811)	(89,344)	(29,582)
Repurchase of non-controlling interest	(1,486)	0	0
Change in restricted cash	6,801	(56,753)	(57,861)
Proceeds from assets disposal	19	380	111
Proceeds from disposal of subsidiaries and noncontrolling shareholders	9,353	22,411	633
Changes in long–term loan receivable	(9,809)	0	0
Purchase of investment held at trust	(3,074)	0	0
Net cash used in investing activities	(102,007)	(123,306)	(86,699)
Financing activities:
Proceeds from short–term debt	148,869	212,911	181,315
Repayment of short–term debt	(197,760)	(183,175)	(194,730)
Proceeds from long–term debt	292,811	167,502	176,919
Repayment of long–term debt	(148,996)	(139,364)	(111,890)
Payment on capital lease obligations	(626)	(682)	(842)
Payment on shares repurchased	(2,997)	0	0
Net cash provided by financing activities	91,301	57,192	50,772
Effect of exchange rate changes on cash and cash equivalents	(1,460)	(2,159)	1,567
Net change in cash and cash equivalents	17,496	(5,744)	11,865
Cash and cash equivalents, beginning of year	85,171	90,915	79,050
Cash and cash equivalents, end of year	$102,667	$85,171	$90,915
Supplemental cash flow information:
Interest paid, net of capitalized interest of $4.6 million, $1.8 million and nil, respectively	$13,442	$13,163	$17,323
Income tax paid	12,540	5,686	499
Non–cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$18,279	$9,474	$5,442
Consideration receivable on disposal of subsidiaries	1,161	6,726	0

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

B. Basis of consolidation

The consolidated financial statements include the financial statements of Synutra International, Inc. and its subsidiaries, its consolidated variable interest entity, Beijing Shengyuan Huimin Technology Service Co., Ltd. (the variable interest entity, or “VIE”), in which it has a controlling financial interest. A controlling financial interest is typically determined when a company holds a majority of the voting equity interest in an entity. US GAAP provides guidance on the identification and financial reporting for entities over which control is achieved through means other than voting interests, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Through the contractual arrangements between the Company and the VIE, the Company controls the operating activities and holds all the beneficial interests of the VIE and has been determined to be the primary beneficiary of the VIE. The Company has concluded that such contractual arrangements are legally enforceable. The operations associated with the consolidated VIE are insignificant and the consolidated VIE holds de minimis assets and liabilities.

Net income or loss of a subsidiary is attributed to the Company and to the noncontrolling interests on the basis of relative ownership interest. Noncontrolling interests in subsidiaries are presented separately from the Company’s equity therein.

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

G. Investments held at trust

The Company’s investments held at trust have a stated maturity and pays a prospective fixed rate of return. The Company classifies the investments held at trust as held-to- maturity when it has both the positive intent and ability to hold them until maturity. Held-to-maturity investments are recorded at amortized cost and are classified as long-term or short-term according to their contractual maturity.

The Company reviews its investments held at trust for other-than-temporary impairment based on the specific identification method and considers available quantitative and qualitative evidence in evaluating potential impairment. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than cost and the Company’s intent and ability to hold the investment to determine whether an other-than-temporary impairment has occurred. To date, the Company has not recorded an other-than-temporary impairment.

H. Inventories

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. The useful lives for property, plant and equipment are as follows:

Buildings and renovations	20 – 40 years
Plant and machinery	5 – 10 years
Office equipment and furnishings	3 – 5 years
Motor vehicles	5 years
Others	5 years

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

Interest expense incurred for construction of property, plant, and equipment is capitalized as part of the cost of such assets. The Company capitalizes interest to the extent that expenditures to construct an asset have occurred and interest costs have been incurred. Interest expense capitalized for the fiscal years ended March 31, 2016, 2015 and 2014 was $4.6 million, $1.8 million and nil, respectively.

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

The Company recorded impairment charges on its property, plant and equipment of nil, $4.7 million and $1.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. See Note 16, “Impairment of long-lived assets and indefinite lived intangible assets” for further details.

M. Impairment of indefinite lived intangible assets

Intangible assets with an indefinite life are tested for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal in amount to that excess.

Management performs its annual impairment test for intangible assets with indefinite life on March 31. The Company recorded nil, $1.1 million and nil impairment on its intangible assets for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. See Note 16, “Impairment of long-lived assets and indefinite lived intangible assets” for further details.

N. Income taxes

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

O. Foreign currency translation

The functional currency and reporting currency of Synutra International, Inc. and Synutra Illinois are United States Dollar (“US Dollar”).

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), the financial records of the Company’s Netherland and French subsidiaries are maintained in Euro (“EUR”), and the financial records of another subsidiary is maintained in South Korean KRW (“KRW”), which are their functional currencies. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of the consolidated statements of comprehensive income (loss).

Monetary assets and liabilities denominated in currencies other than the functional currencies are translated into functional currencies at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing on the day transactions occurred. Transaction gains and losses are recognized in the statement of operations. Transaction (losses) and gains were ($12.2) million, $3.2 million and $1.9 million for the year ended March 31, 2016, 2015 and 2014, respectively and are recorded as foreign currency exchange gain (loss), net.

P. Revenue recognition

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

The Company’s gross sales are subject to various deductions, primarily comprised of rebates and discounts to distributors and retailers, which are reported as a reduction of revenue.The Company provides discounts or rebates to customers in the following ways:

•	The Company offers product discounts to compensate certain distributors and supermarket retailers for promotional expenses and slotting fees paid by them. These product discounts are recognized when incurred as a reduction to gross revenue.

•	The Company offers rebates to a few distributors and supermarket retailers as sales incentives. These sale rebates are typically determined based on a percentage of sales after attaining certain amount of orders relating to specific products by the distributors and supermarket retailers. The Company recognized a liability for the sales rebates at the time at which the related revenue is recognized by the Company, based on the specific terms in each agreement and the expected sales of each distributor or supermarket retailer.

The Company uses a customer loyalty program administrated by a third party, the program operator, to conduct its promotional activities. In connection with a current revenue transaction of specific products, the Company offers to the customer award points which can be exchanged for free products that will be delivered by the program operator, at a future date at the customer’s request. The value of the award is insignificant in relation to the value of the transactions necessary to earn the awards under other current liabilities in the consolidated balance sheets, which was amounted to nil, $1.0 million and $1.9 million as of March 31, 2016, 2015 and 2014. The Company records a liability for the estimated cost of the award products. The related cost is recorded under Advertising and promotion expenses in the consolidated statement of operations, which was amounted to $4.1 million, $3.7 million and $3.2 million for the fiscal year ended March 31, 2016, 2015 and 2014, respectively.

Q. Shipping and handling costs

Shipping and handling costs are expensed as incurred and included in selling and distribution expenses. The costs were $5.7 million, $5.0 million and $4.6 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

R. Advertising and promotion expenses

Advertising and promotion expenses are expensed as incurred The service charge of the consumer loyalty program administrated by a third party was $4.1 million, $3.7 million and $3.2 million for the fiscal year ended March 31, 2016, 2015 and 2014, respectively. We reclassified the fiscal year 2014 figure from selling and distribution expenses to advertising and promotion expenses to ensure comparability in 2015.

S. Government subsidies

The Company receives unrestricted cash subsidies from local government agencies. The subsidies are unrestricted as to use and can be utilized by the Company in any manner it deems appropriate. The Company has utilized, and expects to continue to utilize, these subsidies to fund general operating expenses. The Company records unrestricted cash government subsidies as government subsidies in the consolidated statements of operations. Unrestricted cash government subsidies received for the fiscal years ended March 31, 2016, 2015 and 2014 were $0.6 million, $0.6 million and $0.9 million, respectively. Government grants related to assets mainly for purchases of property and equipment are recorded as deferred government subsidies and are recognized as an offset to depreciation expense on a straight-line basis over the useful life of the associated asset. The Group received government grants related to assets of nil, nil, $0.2 million during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. $3.5 million, nill and $4.7 million subsidy were received from the government in the form of reimbursements for promotion expenses during the fiscal year ended March 31, 2016, 2015 and 2014. The Company has recorded this subsidy as a deduction of advertising and promotion expenses

T. Employee’s benefits

Mandatory contributions are made to the government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the consolidated statements of operations in the same period as the related salary cost.

U. Earnings per share

Basic earnings per share is computed by dividing net income attributable to holders of common stock by the weighted average number of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are excluded from the computation in loss periods and in periods when the average market price of the common stock exceeds the exercise price of the securities or other contracts to issue common stocks as their effects would be anti-dilutive.

V. Comprehensive income

Comprehensive income is defined to include all changes in equity of the Company during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners, including currency translation adjustment.

W. Concentration of credit risk

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

X. Noncontrolling interest

The noncontrolling interest represents the portion of the equity interest in the subsidiaries, Meitek Technology (Qingdao) Co., Ltd. Shanghai Precious Care Cosmetic Co., Ltd., and Ruishi Pingo (Beijing) Paper Co., Ltd, not directly or indirectly attributable to the Company. The noncontrolling interest reported as equity in the consolidated financial statements, it also reported the consolidated net income at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statements of operations and consolidated statements of comprehensive income.

Y. Fair value measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The fair value measurement guidance provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

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

Z. Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, other current assets, investment held at trust, other assets, accounts payable, short-term debt, long-term debt due within one year, other current liabilities and due to and from related parties, approximates their fair value at March 31, 2016 due to the relatively short-term nature of these instruments. The carrying value of long-term debt, capital lease obligations and other long-term liabilities approximates its fair value as their interest rates are at the same level of the current market yield for comparable loans.

AA. Recently issued accounting pronouncements

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

In January, 2016, the FASB issued ASU No. 2016-01, to improve the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities and the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. We are still in the process of assessing the impact of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU will be effective for fiscal years beginning after December 15, 2018 for public entities, and it will be effective for fiscal years beginning after

December 15, 2019. Early adoption is permitted. We are still in the process of assessing the impact of this ASU onour consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, which eliminates the requirement to retroactively adopt the equity method of accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We are in the process of evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASC 606). The amendments in this update clarify the implementation guidance on principal versus agent considerations. When another party, along with the reporting entity, is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (as a principal) or to arrange for the good or service to be provided to the customer by the other party (as an agent). The guidance is effective for interim and annual periods beginning after December 15, 2017. We are in the process of evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. We are in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities accounted for at fair value on a nonrecurring basis as of March 31, 2016, 2015 and 2014. The Company did not have any items recorded at fair value on a recurring basis subsequent to initial recognition as of March 31, 2016, 2015 and 2014. All these items related to the nutritional food segment.

Description	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
	(In thousands)
March 31, 2015:
Property, Plant and Equipment
– Prepared food equipment	$701			$701	$4,726
Intangible assets
– Brands of Ausmeadow and Huiliduo	$98			$98	$1,119

March 31, 2014:
Property, Plant and Equipment
- Prepared food equipment	$3,605			$3,605	$1,040

In fiscal year 2016, there was no any other-than-temporary impairment. In fiscal year 2015, there was an other−than−temporary impairment of $4.7 million charged against the prepared food equipment assets of Inner Mongolia Huiliduo Food Co., Ltd. (“Huiliduo”), $0.3 million related to Huiliduo brand and $0.8 million related to the Ausmeadow brand. The impairment loss of $1.0 million in fiscal year 2014 was related to the prepared food equipment assets. The Company has categorized these impairments as a level 3 fair value measurement. See Note 16, “Impairment of long-lived assets and indefinite lived intangible assets” for further details.

4. DISPOSAL OF SUBSIDIARIES

In June 2014, the Company sold its wholly owned subsidiary in the powdered formula segment, Zhangjiakou Chahaer Dairy Co., Ltd. (“Zhangjiakou”) to Rightcom Co., Ltd. (the “Purchaser”) for a total cash consideration of $28.1 million to be paid in three installments. As the result of the sale in fiscal year 2015, the Company recorded a $15.0 million in gain ($11.9 million after tax), which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $20.1 million and reclassification of foreign currency translation gain of $7.0 million from Other Comprehensive Income. The Company had collected $22.5M and $5.6M of the payment by end of fiscal year 2015 and fiscal year 2016 respectively.

In July 2014, the Company entered into a share purchase agreement with Beijing Jinkangpu Food Technology Co., Ltd. (“Jinkangpu”) to dispose its wholly owned subsidiary in the food segment, Beijing Huiliduo Food Technology Co., Ltd. (“Beijing Huiliduo”) for a total cash consideration of $1.3 million to be paid in two installments. As of September 30, 2014, the Company has completed all of the closing procedures and has effectively transferred its control on Beijing Huiliduo to Jinkangpu. As the result of the sale in fiscal year 2015, the Company recorded a $0.3 million in gain, which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $1.0 million. Jinkangpu had paid $0.2 million by end of fiscal year 2016 and the remaining $1.1 million will be paid before September 2016.

5. INVENTORIES

The Company’s inventories at March 31, 2016 and 2015 are summarized as follows:

	March 31, 2016	March 31, 2015
	(In thousands)
Raw materials	$41,073	$50,578
Work–in–progress	20,609	17,905
Finished goods	36,678	19,271
Total	$98,360	$87,754

The value of goods-in-transit included in raw materials was $7.1 million and $11.9 million as of March 31, 2016 and 2015, respectively, which mainly represented the purchase of milk powder and whey protein from international sources.

The Company recorded lower of cost or market provisions for inventory of $8.8 million, $9.7 million and $6.5 million for the years ended March 31, 2016, 2015, and 2014, respectively.

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

The following entities are considered to be related parties to the Company because they are affiliates of the Company under the ultimate common control of the Company’s major shareholder. The nature of each entity is discussed in the table below:

Related Party	Business Nature
Sheng Zhi Da Dairy Group Corporation (“Sheng Zhi Da”)	Engages in buying and selling packaging materials, vitamin and mineral pre–mixes, and other food ingredients.

St. Angel (Beijing) Business Service Co., Ltd. (“St. Angel (Beijing) Business Service”)	Engages in distribution of the Company’s powdered formula products.
Beijing St. Angel Cultural Communication Co., Ltd. (“St. Angel Cultural Communication”)	Engages in television designing and programming.
Beijing Honnete Dairy Co., Ltd. (“Honnete Beijing”)	Engages in importing and distributing whey protein products to commercial customers.
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd. (“Lvyin”)	Engages in waste disposal and sewage treatment activities.
Beijing Dongan Hengxin Property Development Co., Ltd. (“Dongan Hengxin”)	Engages in property development activities.
Beijing Ao Naier Feed Stuff Co., Ltd. (“Ao Naier”)	Engages in feed processing activities.

A. Related party balances

a. Due from related parties, including current and non-current portion

	March 31, 2016	March 31, 2015
	(In thousands)
Sheng Zhi Da Dairy Group Corporation	$3,349	$1,025
Beijing Honnete Dairy Co., Ltd.	0	2
St. Angel (Beijing) Business Service Co. Ltd.	1,334	3,732
Beijing St. Angel Cultural Communication Co., Ltd.	23	6
Beijing Ao Naier Feed Stuff Co., Ltd.	3	3
Total	$4,709	$4,768

b. Due to related parties

	March 31, 2016	March 31, 2015
	(In thousands)
Beijing St. Angel Cultural Communication Co., Ltd.	132	130

The amount due to and due from related parties were unsecured and interest free.

In fiscal year 2016, the Company lent $1.1 million to Sheng Zhi Da. The loan was interest-free and due within one year.

B. Sales to and services rendered for related parties

In fiscal years 2016, 2015 and 2014, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties including office spaces rented to Honnete Beijing, Ao Naier, St. Angel (Beijing) Business Service, and St. Angel Cultural Communication.

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$8	$9	$8
St. Angel (Beijing) Business Service Co., Ltd.	11,867	4,651	1,780
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	2	0	0
Beijing Ao Naier Feed Stuff Co., Ltd.	260	535	524
Beijing St. Angel Cultural Communication Co., Ltd.	24	25	17
Total	$12,161	$5,220	$2,329

C. Purchases from related parties

In fiscal years 2016, 2015 and 2014, St. Angel Cultural Communication provided certain marketing services for the Company.

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Beijing St. Angel Cultural Communication Co., Ltd.	$462	$460	$460

7. PREPAYMENTS, TAX RECEIVABLES AND OTHERS

	March 31, 2016	March 31, 2015
	(In thousands)
Value added tax (“VAT”) in	$10,862	$8,544
Prepayments	7,994	5,056
Interest receivable	2,183	4,086
Prepaid rental and other expense	4,227	3,586
Other	5,409	5,740
Total	$30,675	$27,012

8. PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2016	March 31, 2015
	(In thousands)
Property, plant and equipment, cost:
Land	$1,914	$1,447
Capital lease of building	5,469	5,753
Buildings and renovations	79,984	80,013
Plant and machinery	64,584	65,790
Office equipment and furnishings	11,973	11,146
Motor vehicles	2,460	2,577
Others	1,143	1,140
Total cost	$167,527	$167,866
Less: Accumulated depreciation:
Capital lease of building	1,111	992
Buildings and renovations	20,780	17,790
Plant and machinery	45,879	44,193
Office equipment and furnishings	9,672	9,599
Motor vehicles	1,920	1,834
Others	857	764
Total accumulated depreciation	80,219	75,172
Construction in progress	206,877	94,391
Property, plant and equipment, net	$294,185	$187,085

Land represents a parcel of land acquired for the Company’s French subsidiary.

Construction in progress mainly represents construction and equipment purchase for the French subsidiary as of March 31, 2016 and 2015.

The Company recorded depreciation expense for owned assets and capital leased assets of $9.3 million, $15.2 million and $15.1 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

9. LAND USE RIGHTS, NET

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 42 to 50 years.

	March 31, 2016	March 31, 2015
	(In thousands)
Land use rights, cost	$9,919	$9,896
Less: Accumulated amortization	1,378	1,239
Land use rights, net	$8,541	$8,657

The Company recorded amortization expense of $205,000, $217,000 and $258,000 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

10. INTANGIBLE ASSETS, NET

	March 31, 2016	March 31, 2015
	(In thousands)
Registered trademark (indefinite life)
Gross and net carrying amount	$2,661	$2,588

The intangible assets as of March 31, 2016 represent $2.6 million for registered trademark of Dutch Cow and $93,000 for registered trademark of Ausmeadow, which are used for the Company’s nutritional food products.

The intangible assets as of March 31, 2015 represent $2.5 million for registered trademark of Dutch Cow, $98,000 for registered trademark of Ausmeadow, which are used for the Company’s nutritional food products.

11. LONG-TERM LOAN RECEIVABLE

In May 2015, the Company granted a four-year long-term loan of RMB 60.0 million (equivalent to $9.3 million) with interest rate of 7% to Qingdao Jisheng Iron Printing and Tin Making Co., LTD. (“Qingdao Jisheng”), a supplier for the iron sheet used for our formula products. Qingdao Jisheng shall use the loan to expand its own upstream manufacturing capacity. RMB10.0 million, RMB20.0 million and RMB30.0 million shall be repaid by Qingdao Jisheng in May 2017, 2018 and 2019, respectively. The outstanding principle loan amount of $9.3 million is recorded as long-term loan receivable on the consolidated balance sheet, which is close to its fair value. On the other hand, in fiscal 2016 the Company received RMB27.0 million in cash equivalent from Qingdao Jisheng as a performance guaranty to be the exclusion tin supplier to our Carhaix facility. See Note 14 for details.

The company evaluated the credit risk associated with the loans and estimated the cash flow expected to be collected over the life of the loan. A valuation allowance will be established for the loan unable to collect. No valuation allowance has been recorded as of March 31, 2016.

12. Investment held at trust

In October and November 2015, the Company launched two marketing initiatives whereby customers can purchase online cash coupons through the BaiduPay platform (the “Platform”). The cash coupons can be redeemed by the customer within one year from the date of purchase for the Company’s products posted in the Platform. The customers have the right to request the Company to redeem their unused coupons at the end of the one-year period for the original purchase amount plus an annual rate of 8.0%. According to the agreement between the Company and the Platform, the cash received from the customers for the purchases of cash coupons (the “Fund”) are required to be deposited in a specific trust managed by a third party financial institution (the “Trust Company”) to protect the customers’ interest and only the portion of the Fund related to the cash coupon redeemed for the Company’s products can be utilized by the Company at its discretion. The Fund relating to the unused coupons is restricted for use by the Company and can only be invested in principal protected investment products agreed by the Company and the Trust Company.

Cash received from Customers and deposited in the trust in the amount of $3.2 million is recorded in Advances from Customers on the consolidated balance sheets.

As agreed by both parties, the Fund was invested to purchase a trust product consisting of fixed income debt securities with interest rate of 7% and maturity term less than one year. The Company classified the investment as held-to-maturity securities and carried it at amortized costs. The carrying amount of the securities of $3.2 million as of March 31, 2016 approximated their fair value due to their credit ratings and their short term nature.

13. DEBT

The Company’s debts consisted of the following:

	March 31, 2016	March 31, 2015
	(In thousands)
Short–term debt	$95,175	$145,639
Long–term debt due within one year	95,504	130,426
Total debt, current	190,679	276,065
Long–term debt, non–current portion	315,512	144,627
Total	$506,191	$420,692

Long-term debt

The long-term debts, including current portion, as of March 31, 2016 and 2015 are comprised of:

	March 31, 2016	March 31, 2015
	(In thousands)
Long–term debt borrowed in Mainland China	$262,514	$154,393
Long–term debt borrowed in Hong Kong	47,061	93,099
Long–term debt borrowed in France	101,441	27,561
Total	$411,016	$275,053

As of March 31, 2016, among the long-term debts which were borrowed in Mainland China, $57.8 million was secured by restricted cash deposits and the rest $204.7 million were credit debts. These debts used floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank, or LIBOR. The maturity dates range from June 2016 to December 2018.

As of March 31, 2016, the long-term debts which were borrowed in Hong Kong were secured by restricted cash deposit of $33.2 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity dates of the used facility range from June 2016 to March 2017.

As of March 31, 2016, long-term debts which were borrowed from banks in France were secured by restricted cash deposits of $50.2million and all the long-lived assets of the French Project. $41.3 million of these debts have floating interest rates range from Libor+2% to Libor+3.4%, which are calculated based on LIBOR, and $60.1 million of these debts have fixed interest rates range from 2.2% to 4.3%. The maturity dates of the borrowed debts range from February 2018 to September 2022. As of March 31, 2016, the company has €14.0 million available for further draw down under committed long-term bank loan facility for Synutra France.

The weighted average interest rate as of March 31, 2016 and 2015 for the long-term debts was 3.7% and 4.4%, respectively.

As of March 31, 2016, borrowings both in short-term and long-term, including current portion, denominated in RMB, USD and EUR were $231.1 million, $115.9 million and $159.2 million, respectively.

Maturities on long-term debt, including current and non-current portion, are as follows:

Year Ending March 31,
(In thousands)
March 31, 2017	$95,504
March 31, 2018	146,045
March 31, 2019	109,329
March 31, 2020 to March 31, 2022	0
March 31, 2023	60,138
Total	$411,016

The total amount of interest cost incurred for loans was $20.4 million, $17.3 million and $15.6 million, and the amount thereof that has been capitalized was $4.6 million, $1.8 million and nil, for fiscal years 2016, 2015 and 2014, respectively.

14. OTHER CURRENT LIABILITIES

	March 31, 2016	March 31, 2015
	(In thousands)
Accrued discount, rebate and slotting fee	$25,932	$24,861
Payroll and bonus payables	12,111	8,825
Accrued selling expenses	2,975	3,404
Accrued advertising and promotion expenses	2,812	3,980
Others	5,787	5,720
Total	$49,617	$46,790

In May 2015, Qingdao Jisheng agreed to pay RMB 27.0 million (equivalent to $4.2 million) to the Company as performance guaranty to secure the exclusive iron sheet supplier status for the Company’s French Project for ten years starting from its commercial operation. Under the agreement, the Company is required to fulfill a contractual amount of minimum purchase volume at fair market value each year for a period of ten years. If the Company fulfills the contractual minimum purchase volume we can keep the entire performance guaranty amount. If the Company fails to meet this minimum annual purchase volume, the Company is obligated to compensate Qingdao Jisheng at RMB 0.1 per tin for the shortfall. By March 31, 2016, the Company had received RMB 27.0 million from Qingdao Jisheng. As the Company’s French Project is still under construction, it has not begun purchasing iron sheet by March 31, 2016. $0. 4  million and $3.8 million were recorded in “other current liabilities others” and “other noncurrent liabilities” respectively. The amount will be recognized based on actual order as a reduction to cost.

15. OBLIGATIONS UNDER CAPITAL LEASE

The Company has entered into leases for building and warehouse under capital lease arrangement with terms varying from 13 to 33 years. Future minimum capital lease payments at March 31, 2016 are as follows:

Year Ending March 31,
(In thousands)
2017	$594
2018	594
2019	594
2020	594
2021	594
2022 and thereafter	14,462
Total minimum lease payments	17,432
Less: Amount representing interest	10,012
Present value of minimum lease payments	7,420
Current	105
Long–term	7,315
Total	$7,420

The Company recorded depreciation expense of $171,000 $177,000 and $176,000 for capital leased assets for fiscal years 2016, 2015 and 2014, respectively, and recorded interest expense of $503,000, $525,000 and $555,000 for fiscal years 2016, 2015 and 2014, respectively. The interest rates associated with the capital leases are from 6.8% to 7.83% per annum.

The above capital lease obligations are included in other current liabilities and capital lease obligations in the balance sheet.

16. IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

The Company recorded impairment charges on long-lived assets and intangible assets of nil, $5.8 million and $1.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

In the fiscal year 2015, the Company recognized an impairment charge on the prepared food equipment assets of Inner Mongolia Huiliduo Food Co., Ltd. (“Huiliduo”) of $4.7 million as well as on the Huilido brand of $0.3 million, as a result of the continuous operating losses, slow market development and expected higher promotion expenditures to achieve meaningful sales. In addition, the impairment loss of $0.8 million was recognized for the Ausmeadow brand due to the lower operating performance than the Company’s previous expectations.

The impairment charge of $1.0 million in fiscal year 2014 was related to the prepared food as a result of the operating loss and negative operating cash flow.

17. Loss on A supply contract

In September 2012, the Company entered into a 10-year milk supply agreement with Sodiaal Union (“Sodiaal”), a French agricultural cooperative company, for its French project. In accordance with the terms of this supply agreement, the Company is committed to purchase a fixed volume of raw milk from Sodiaal on a monthly basis. If there is a shortfall between the Company’s actual purchases and the contractual amount, the Company would have to pay a cash compensation to Sodiaal, which is determined as the difference between the milk purchase prices to be paid by Sodiaal to the milk farmers and the spot market price for the shortfall quantity.

In June 2014, Sodiaal consented that the delay of the Company’s French project was mainly caused by government actions, and waived the right for the compensation under the contract since January 2015. In January 2016, an amendment to the original 10-year milk supply agreement was agreed by the Company and Sodiaal. Pursuant to this amendment, the Company is obligated to purchase milk from Sodiaal starting from January 2016. Should the Company fail to take delivery of the volumes agreed in the contract, the Company would be obligated to pay the compensation to Sodiaal based on the terms described above.

As a result of a delay of equipment from the Company’s main equipment supplier, the French project was not in a position for trial production in January 2016 and the commencement of operations of the French project is expected to be in July 2016. As a result of this delay, the Company had to pay a total compensation of $5.0 million to Sodiaal for the period from January to March 2016 as the Company failed to take delivery of raw milk supply as agreed. Starting April 2016, the Company started to take delivery under this contract and pretreated the raw milk into concentrated milk for third party's further processing. Additionally, as of March 31, 2016, the Company recorded an estimated loss of $3.8 million resulting from this purchase commitment.

18. EQUITY

	March 31, 2016	March 31, 2015
	(In thousands)
Common stock, $.0001 par value: 250,000 authorized, 57,301 issued; 56,691 and 57,301 outstanding at March 31, 2016 and 2015, respectively	$6	$6
Additional paid–in capital	134,693	135,440
Accumulated deficit	(14,810)	(35,046)
Accumulated other comprehensive income	13,352	11,526
Total common stockholders’ equity	133,241	111,926
Noncontrolling interest	3,559	2,643
Total equity	$136,800	$114,569

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20.0 million of our common stock from time to time through September 10, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended September 30, 2015, the company repurchased 112,000 shares of common stock in an open trading window or under the Rule 10b5-1 trading plan at an aggregate cost of $557,000; During the three months ended December 31, 2015, another 351,785 shares were repurchased at an aggregate cost of $1.8 million; During the three months ended March 31, 2016, we repurchased 146,000 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $0.6 million, which was paid for through cash on hand. The share repurchase program had automatically terminated due to our public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, Chairman and CEO of the Company, and an affiliated entity of his, proposing a “going-private” transaction. For detail, please refer to 8-K filed on January 15, 2016.

30% of the equity interest of a subsidiary of the Company, Meitek Technology (Qingdao) Co., Ltd. (“Meitek”), was held by three individuals, who are also among Meitek’s management. In December 2015, the company and these three individuals undertook a restructuring of the noncontrolling interest of Meitek, whereby the Company repurchased the 30% interest from these three individuals for a cash consideration $1.5 million, which is based on an valuation conducted by an independent firm, less 30% of the registered capital of Meitek, as the initial registered capital of Meitek was paid by the Company alone with no cash contribution from these individuals. Subsequently, in December 2015, the Company sold the 30% equity interest for a total cash consideration of $3.8 million, to Qingdao Boda Fanglue Trading Co., Ltd. (17%) and Qingdao Shuofeng Equity Investment Management Limited Partnership Enterprise (13%), which both entities are ultimately controlled by employees of the Company, including the three said individual and other management team members of the Company and Meitek. The cash consideration is based on 30% of the same fair value of Meitek of $12.7 million. As a result of the restructuring, an additional contribution of $2.3 million was injected by the new noncontrolling shareholders and recorded under “Additional paid in capital” and. The cash consideration of $3.8 million was collected by the Company in January 2016.

19. INCOME TAXES

A. Tax law of each tax jurisdiction

United States

Under the federal and state income tax laws of United States, the Company is subject to tax on its income or capital gains. The applicable rate is 34% for fiscal years 2016, 2015 and 2014.

Netherlands

The Company’s subsidiary incorporated in the Netherlands is subject to Netherland’s profit tax. The applicable rate is 20% on the first EUR 200,000 of taxable profits, and 25% for taxable profits exceeding EUR 200,000 for fiscal years 2016, 2015 and 2014.

France

The Company’s subsidiary in France is subject to profit tax at 33 1/3% on assessable income.

Korea

The Company’s subsidiary incorporated in the Korea is subject to Korea’s profit tax. The applicable rate is 10% on the first KRW 200million of taxable profits, 20% for taxable profits exceeding KRW 200million and below KRW 20billion, 22% for taxable profits exceeding KRW 20billion for fiscal years 2016 and 2015.

Hong Kong

The Company’s subsidiary in Hong Kong is subject to profit tax at 16.5% on assessable income.

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

Some of the Company’s PRC subsidiaries are eligible under the transition rules to continue enjoying tax holidays or reduced tax rate until expiration. The following table illustrates the applicable tax rate and tax holidays of major PRC subsidiaries under the new EIT Law:

Name of Subsidiaries	Statutory Tax Rate Beginning January 1, 2008	Tax Holiday (based on calendar year)
Shengyuan Nutritional Food Co., Ltd.	25%	No tax holiday
Inner Mongolia Huiliduo Food Co., Ltd.	25%	No tax holiday
Inner Mongolia Mengyuan Food Co., Ltd.	25%	No tax holiday
Heilongjiang Longshan Dairy Co., Ltd.	25%	No tax holiday
Meitek Technology (Qingdao) Co., Ltd.	25%	High–tech enterprise at 15% (2014, 2015)
Beijing Shengyuan Huimin Technology Service Co., Ltd.	25%	No tax holiday
Beijing Syclin Clinical Laboratory Co., Ltd.	25%	No tax holiday
Global Food Trading (Shanghai) Co., Ltd.	25%	No tax holiday
Shanghai Precious Care Cosmetic Co., Ltd.	25%	No tax holiday
Ruishi Pingo (Beijing) Paper Co., Ltd.	25%	No tax holiday
Qingdao West Coast Jintao Cross–border E–commerce Co., Ltd.	25%	No tax holiday

In accordance with the EIT Law, dividends which arise from profits of foreign invested enterprises (“FIEs”) earned after January 1, 2008 are subject to a 10% withholding tax. In addition, under the tax arrangement between the PRC and Hong Kong, if the foreign investor is incorporated in Hong Kong and qualifies as the beneficial owner, the applicable withholding tax rate is reduced from 10% to 5%, if the investor holds at least 25% in the FIE. A deferred tax liability should be recognized for the undistributed profits of PRC companies unless the Company has sufficient evidence to demonstrate that the undistributed dividends will be indefinitely reinvested. As of March 31, 2016, all earnings generated in countries/areas other than United States are intended to be indefinitely reinvested and as a result, the Company did not record any deferred tax liability on such undistributed earnings.

B. Components of income before income tax expense (benefit)

For financial reporting purposes, income (loss) before income tax expense (benefit) includes the following components:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
United States	$(3,089)	$21,300	$1,232
Netherlands	728	871	511
France	(9,242)	(288)	(62)
Hong Kong	(6,590)	(4,295)	(1,453)
Korea	(515)	0	0
PRC	45,123	49,994	30,250
Income before income tax (benefit) expense	$26,415	$67,582	30,478

C. Reconciliation from the statutory income tax rate to reported amount of income tax expense (benefit)

The income tax expense (benefit) reconciled to the tax expense (benefit) computed at the US statutory rate was approximately as follows for fiscal years 2016, 2015 and 2014:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Income tax expense at US federal statutory rate of 34%	$8,981	$22,980	$10,364
Foreign tax rate differential	(3,280)	(3,699)	(3,206)
PRC tax holiday effect	(336)	(832)	73
Change in valuation allowance	(1,649)	(26,456)	(7,597)
Unrecognized tax benefits	(1,253)	(262)	(6)
Change of deferred tax assets due to tax loss expiration	1,208	2,331	–
Effect of change in tax rate	–	–	754
Nondeductible items	1,783	1,489	(252)
Total income tax expense (benefit)	$5,454	$(4,449)	$130

Meitek Technology (Qingdao) Co., Ltd. enjoys a preferential tax rate of 15%, PRC tax holiday, which may be extended if the requirements of High and New Technology Enterprise are satisfied. The impact of this PRC tax holiday decreased income taxes by $0.3 million, $0.8 million and nil for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The benefit of the PRC tax holidays on basic and diluted earnings per share was $0.01, $0.01 and nil for fiscal years 2016, 2015 and 2014, respectively.

D. Deferred tax assets by type of temporary difference, credits and change in valuation allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2016	March 31, 2015
	(In thousands)
Deferred tax assets – current
Inventory write–down	$1,794	$1,920
Acquisition of assets at fair value	26	28
Net operating loss carryforward	426	339
Accrued expenses	6,664	3,860
Provision of allowance for doubtful accounts	499	586
Accrued rebate and sales discount	3,899	4,523
Others	2,992	1,981
Subtotal	16,300	13,237
Less: valuation allowance	(519)	(970)
Total	$15,781	$12,267
Deferred tax assets – non current
Net operating loss carryforward	$8,353	$6,118
Acquisition of assets at fair value	110	144
Impairment of long–lived assets	1,753	1,835
Provision of allowance for doubtful accounts	0	279
Foreign tax credit	145	0
Subtotal	10,361	8,376
Less: valuation allowance	(6,880)	(8,078)
Total	$3,481	$298

The net change during the year in the total valuation allowance is as follows:

	March 31, 2016	March 31, 2015
	(In thousands)
Balance at beginning of year	$9,048	$38,604
Releases during the year	(1,649)	(26,456)
Deconsolidation due to disposal of subsidiaries	0	(3,100)
Balance at end of year	$7,399	$9,048

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

Based on the Company’s historical operating income and the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of the deductible differences of Shengyuan Nutritional Food Co., Ltd., Meitek Technology (Qingdao) Co., Ltd., and other major PRC subsidiaries, therefore no valuation allowance was made for the $16.3 million deferred tax assets as of March 31, 2016. Synutra France International SAS Incorporated In France recognized $3.0M deferred tax assets on its net operating losses by end of this fiscal year which could be utilized in future. As for the remaining deferred tax assets of other subsidiaries which are the cost center attributable to Nutritional Food segment and overseas, the Company believes it is not more likely than not that the Company will realize the benefits of the deductible differences, therefore full valuation allowance of $7.4 million was accrued as of March 31, 2016.

The Company disposed and liquidated certain subsidiaries in fiscal years 2015. As a result, the Company derecognized deferred tax assets and released valuation allowance related to these subsidiaries of $3.0 million in fiscal year 2015. No deferred tax assets was derecognized in fiscal years 2016.

E. Significant components of income tax expense

Income taxes for the PRC subsidiaries are calculated on a separate entity basis. Each of the Company’s PRC subsidiaries files stand-alone tax returns. The income tax expense for fiscal years 2016, 2015 and 2014 are summarized as follows:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Current tax
– Netherlands	$126	$164	$67
– HK	3	1	28
– PRC	13,736	4,719	41
– US	74	2,477	0
– Intercompany profit elimination	18	(248)	0
Subtotal	13,957	7,113	136
Uncertain tax benefit
– PRC	7	(262)	(6)
– US	(1,260)	0	0
Subtotal	(1,253)	(262)	(6)
Deferred tax benefit
– US	(268)	1,528	0
– France	(2,936)	0	0
– PRC	(4,046)	(12,828)	0
Subtotal	(7,250)	(11,300)	0
Total	$5,454	$(4,449)	$130

F. Uncertain tax positions

The Company made its assessment of the level of authority for each tax position (including the potential application of interests and penalties) based on the technical merits, and has measured the unrecognized benefits associated with the tax positions. These liabilities are recorded in other long term liabilities in the consolidated balance sheet. The Company recognizes the liability for unrecognized tax benefits, and the associated interest and penalties within the income tax expense line in the accompanying consolidated statement of operations. The Company believes that it is reasonably possible that none of its currently other remaining unrecognized tax benefits may be recognized by the end of calendar year 2016 as a result of a lapse of the statute of limitations.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$1,498	$500	$506
Additions in the current year	7	1,260	0
Release in the current year	(1,260)	(262)	(6)
Balance at end of year	$245	$1,498	$500

The company reversed $1.3 million uncertain tax position because the statute of limitation expired at March 31, 2016. The reduction of the uncertain tax position of $0.3 million in the fiscal year 2015 is related to the disposal of subsidiaries, Zhangjiakou and Huiliduo. The increment of the uncertain tax position of $1.3 million in fiscal year 2015 is related to a position taken by parent company which more likely than not will not be sustained upon examination by a taxing authority. The balance of unrecognized tax benefits at March 31, 2016, if recognized, would affect the effective tax rate.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined

(but an underpayment of tax liability exceeding RMB100,000 is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The Company’s PRC subsidiaries are therefore generally subject to examination by the PRC tax authorities from calendar year 2010 through 2014 on non-transfer pricing matters, and from calendar year 2005 through 2014 on transfer pricing matters. The statute of limitations in the US is generally three years.

20. EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Net income attributable to common stockholders	$20,236	$69,533	$30,929
Weighted average common stock outstanding – basic and diluted	57,083	57,301	57,301
Earnings per share – basic and diluted	$0.35	$1.21	$0.54

21. COMMITMENTS AND CONTINGENCIES

A. Purchase commitments

As of March 31, 2016, the Company had outstanding commitments of $435,000 for advertising purchases, and $23.2 million for milk powder, whey powder and liquid milk within the next twelve months. Due to the uncertainty in market price, the purchase commitments did not include the following commitments:

•	Commitment to purchase 288 million liters of milk per year for ten years, at market based prices at the time of purchase, beginning from January 1, 2016, with current purchase price around EUR 300 per 1,000 liter;
•	Commitment to purchase whey equivalent to 24,000 tons of 70% demineralized pre-concentrated whey powder per year for ten years, at market based prices at the time of purchase, beginning from January 1, 2016, with current whey powder purchase price around EUR 1,200 per ton;
•	Commitment to purchase 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, beginning from January 1, 2016, with current purchase price around EUR 1,200 per ton;
•	Commitment to purchase 3,000 tons of 90% demineralized whey powder per year, or an equivalent quantity of liquid whey, for three years, at market based prices at the time of purchase, beginning from January 1, 2016, with current purchase price around EUR 1,300 per ton;
•	Commitment to purchase liquid UHT milk, at market based prices at the time of purchase, beginning from 2017 of 66,500 tons, and of 117,300 tons to 124,200 tons in 2018 through 2027; and
•	Commitment to purchase liquid UHT milk, at market based prices at the time of purchase, beginning from 2017 of 19,000 tons, and of 77,400 tons to 82,800 tons in 2018 through 2027.

B. Capital expenditure commitments

As of March 31, 2016, the Company’s capital expenditure commitments of $12.3 million are mainly related to signed contracts for construction and manufacturing equipment for the French Project.

C. Operating lease commitments

The Company’s operating leases mainly included lease of two land use rights for 13 years and 33 years, respectively, under non-cancellable operating lease, as well as office facilities and warehouses under non-cancellable operating leases. The operating lease commitments of the Company at March 31, 2016 are as follows:

Year Ending March 31
(In thousands)
2017	$2,558
2018	2,432
2019	2,414
2020	2,413
2021	1,633
2022 and thereafter	43,330
Total	$54,780

The operating lease expense for fiscal years 2016, 2015 and 2014 were $3.0 million, $2.1 million and $2.0 million, respectively.

22. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2014, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for fiscal years 2016 and 2015, and the segment information in fiscal year of 2014 was restated to be consistent with the current year reportable segments. The three reportable segments are:

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

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
NET SALES TO EXTERNAL CUSTOMERS
– Nutritional food	$328,632	$386,807	$314,459
– Nutritional supplement	27,742	18,516	21,987
– Other business	8,665	8,618	34,088
Net sales	$365,039	$413,941	$370,534
INTERSEGMENT SALES
– Nutritional food	$298	$96	$124
– Nutritional supplement	10,951	15,752	10,688
– Other business	5,401	0	0
Intersegment sales	$16,650	$15,848	$10,812
GROSS PROFIT (LOSS)
– Nutritional food	$175,502	$188,235	$155,694
– Nutritional supplement	1,366	1,708	(2,659)
– Other business	(44)	(389)	472
Gross profit	$176,824	$189,554	$153,507

	March 31, 2016	March 31, 2015
	(In thousands)
TOTAL ASSETS
– Nutritional food	$754,333	$626,317
– Nutritional supplement	281,616	38,878
– Other business	124,077	2,169
– Unallocated assets	4,870	10,528
– Intersegment elimination	(347,799)	(13,007)
Total	$817,097	$664,885
LONG LIVED ASSETS
– Nutritional food	$289,814	$180,495
– Nutritional supplement	12,018	14,039
– Other business	894	1,208
Total	$302,726	$195,742

Consolidated revenue is generated from sales in the following areas:

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Mainland China*	$347,820	$397,234	$355,218
United States*	17,219	16,707	15,316
Total	$365,039	$413,941	$370,534

*	Revenues are attributed to countries based on location of customer

The Company’s long-lived assets, consisted of property, plant and equipment and land use rights, are located in the following areas:

	March 31, 2016	March 31, 2015
	(In thousands)
Mainland China	$100,364	$104,594
Korea	10	0
USA	1	0
France	202,351	91,148
Total	$302,726	$195,742

No single customer accounts for more than 10% of net sales for fiscal years 2016, 2015 and 2014.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of March 31, 2016 and 2015 was comprised entirely of foreign currency translation adjustments. There are no special items affecting accumulated other comprehensive income during fiscal year 2016. While during fiscal year 2015, the Company 1) disposed Zhangjiakou and reclassified net currency translation adjustments totaling $7.0 million from accumulated other comprehensive income to net income; 2) disposed Beijing Huiliduo with no reclassification of currency translation adjustments.

24. MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

A. China Contribution Plan

Full time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The PRC government is directly responsible for the payments of the benefits to these retired employees. PRC labor regulations require the Company to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits were $8.5 million, $7.5  million and $7.1 million for fiscal years 2016, 2015 and 2014, respectively. The Company has no further obligations subsequent to payment of these amounts to the PRC government.

B. Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Company’s PRC subsidiaries. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and PRC affiliates are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends, loans or advances, which restricted portion amounted to RMB 1,009.4 million (equivalently $156.2 million) as of March 31, 2016.

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information in fiscal years ended March 31, 2016 and 2015 is as follows:

	Fiscal Year 2016				Fiscal Year 2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands except per share data)
Net sales	$82,329	$87,348	$109,256	$86,106	$85,975	$102,464	$115,331	$110,171
Gross profit	41,942	40,595	55,365	38,922	38,763	43,900	52,717	54,174
Net income attributable to common stockholders	7,593	509	12,038	96	17,940	10,237	17,264	24,092
Weighted average common stock outstanding – basic and diluted	57,301	57,291	57,026	56,712	57,301	57,301	57,301	57,301
Earnings per share – basic and diluted	$0.13	$0.01	$0.21	$0.00	$0.31	$0.18	$0.30	$0.42

SYNUTRA INTERNATIONAL, INC.

ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

	March 31, 2016	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,441	$4,056
Total current assets	1,441	4,056
Due from subsidiaries	50,995	50,140
Investments in subsidiaries	79,045	57,382
Other assets	1,809	1,733
TOTAL ASSETS	$133,290	$113,311
LIABILITIES AND EQUITY
Current Liabilities:
Other current liabilities	$49	$125
Total current liabilities	49	125
Other long–term liabilities	0	1,260
Total liabilities	49	1,385
Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 authorized, 57,301 issued; 56,691 and 57,301 outstanding at March 31, 2016 and 2015, respectively	6	6
Additional paid–in capital	134,693	135,440
Accumulated deficit	(14,810)	(35,046)
Accumulated other comprehensive income	13,352	11,526
Total equity	133,241	111,926
TOTAL LIABILITIES AND EQUITY	$133,290	$113,311

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Operating expenses:
General and administrative expenses	$1,394	$1,186	$971
Loss from operations	1,394	1,186	971
Interest expense	0	0	214
Interest income	2	7	34
Dividend income	418	0	2,046
Other income, net	0	0	970
Other expense	59	0	0
Income tax (benefit) expense	(1,432)	553	0
Equity in income of subsidiaries	19,837	71,265	29,064
Net income attributable to common stockholders	$20,236	$69,533	$30,929

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended March 31,
	2016	2015	2014
Net income attributable to common stockholders	$20,236	$69,533	$30,929
Other comprehensive income (loss), net of tax
Currency translation adjustment	1,826	(11,992)	1,701
Reclassification of currency translation adjustments realized upon disposal and liquidation of subsidiaries	0	(7,011)	0
Other comprehensive income (loss)	1,826	(19,003)	1,701
Comprehensive income attributable to common stockholders	$22,062	$50,530	$32,630

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENT OF EQUITY

(Dollars and shares in thousands)

			Synutra International, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock		Additional paid–in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	Total equity
Balance, arch 31, 2013	57,301	$6	0	$0	$135,440	$(135,508)	$28,828	$28,766
Net income (loss)	0	0	0	0	0	30,929	0	30,929
Other comprehensive income, net of tax of nil	0	0	0	0	0	0	1,701	1,701
Balance, March 31, 2014	57,301	$6	0	$0	$135,440	$(104,579)	$30,529	$61,396
Net income	0	0	0	0	0	69,533	0	69,533
Other comprehensive income (loss), net of tax of nil	0	0	0	0	0	0	(19,003)	(19,003)
Balance, March 31, 2015	57,301	$6	0	$0	$135,440	$(35,046)	$11,526	$111,926
Net income	0	0	0	0	0	20,236	0	20,236
Other comprehensive income, net of tax of nil	0	0	0	0	0	0	1,826	1,826
Repurchase of noncontrolling interest	0	0	0	0	1,820	0	186	2,006
Contribution from noncontrolling shareholders.	0	0	0	0	430	0	(186)	244
Treasury shares repurchased	(610)	0	610	0	(2,997)	0	0	(2,997)
Balance, March 31, 2016	56,691	$6	610	$0	$134,693	$(14,810)	$13,352	$133,241

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flow from operating activities:
Net income attributable to common stockholders	$20,236	$69,533	$30,929
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(19,837)	(71,265)	(29,064)
Dividend income	(418)	0	(2,046)
Depreciation and amortization	118	118	118
Changes in assets and liabilities:
Due from subsidiaries	0	0	(46)
Due to subsidiaries	0	0	2,153
Other current liabilities	(76)	40	(1,588)
Other long term liabilities	(1,260)	1,260	0
Other assets	(193)	(707)	0
Net cash (used in) provided by operating activities	(1,430)	(1,021)	456
Cash flow from investing activities:
Payment to subsidiaries	0	(3,877)	0
Repayment from subsidiaries	(855)	7,318	0
Repurchase of non-controlling interest	(1,486)	0	0
Contribution from non-controlling interest	3,736	0	0
Capital repayment from a subsidiary	0	917	0
Dividend from subsidiaries	418	0	2,046
Net cash provided by investing activities	1,813	4,358	2,046
Cash flow from financing activities:
Payment on shares repurchased	(2,998)	0	0
Repayment of long–term loan	0	0	(2,860)
Net cash by (used in) financing activities	(2,998)	0	(2,860)
Net change in cash and cash equivalents	(2,615)	3,337	(358)
Cash and cash equivalents, beginning of year	4,056	719	1,077
Cash and cash equivalents, end of year	$1,441	$4,056	$719

Note to Schedule I

1.	Schedule I has been provided pursuant to the requirements of Rule 12–04(a) and 5–04(c) of Regulation S–X, which require condensed financial information as to the financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
2.	The condensed financial information of Synutra International Inc. has been prepared using the same accounting policies as set out in the accompanying consolidated financial statements except that the equity method has been used to account for investments in its subsidiaries.
3.	Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The footnote disclosures contain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the Consolidated Financial Statements of the Company.
4.	As of March 31, 2016, there were no material contingencies, significant provisions of long–term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statement, if any.
5.	During the fiscal year 2016, the Company had dividend income from its subsidiary (Unisono B.V.) of $418,000.

SYNUTRA INTERNATIONAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write–off and exchange difference	Balance at End of Year
Allowance for accounts receivable, including current and not–current portion
–2016	$2,941	$(1,360)	$(146)	$1,435
–2015	$5,137	$(2,189)	$(7)	$2,941
–2014	$11,352	$(3,116)	$(3,099)	$5,137
Allowance for other receivables
–2016	$1,446	$(1)	$(901)	$544
–2015	$2,248	$10	$(812)	$1,446
–2014	$2,682	$(77)	$(357)	$2,248
Allowance for deferred tax assets
–2016	$9,048	$(1,649)	$0	$7,399
–2015	$38,604	$(26,456)	$(3,100)	$9,048
–2014	$56,971	$(18,341)	$(26)	$38,604

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of March 31, 2016, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu Certified Public Accountants LLP, has issued an attestation report on our internal control over financial reporting. That attestation report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal year 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

SYNUTRA INTERNATIONAL, INC.:

We have audited the internal control over financial reporting of Synutra International, Inc. and its subsidiaries and variable interest entity (the “Company”) as of March 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the related financial statement schedules as of and for the year ended March 31, 2016 of the Company and our report dated June 13, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE TOUCHE TOHMATSU CERTIFIED PUBLIC ACCOUNTANTS LLP

Shanghai, China

June 13, 2016

ITEM 9B. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fiscal year 2016, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

The following sets forth information about our directors and executive officers as of the date of this Form 10-K:

Name	Age	Position
Directors and Executive Officers
Liang Zhang	56	Chairman of the Board of Directors and Chief Executive Officer
Ning Cai	40	Chief Financial Officer
Xisen Mu	59	Vice President, Production
Feng Zha	53	Vice President, Human resources and administration
Jinrong Chen	57	Director(1)
Lei Lin	49	Director(1)
Donghao Yang	44	Director(2)
Yalin Wu	55	Director

(1)	Member of audit Committee, compensation committee and nominating committee
(2)	Member of audit committee

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

Ning Cai. Ning Cai joined us in December 2012. Ms. Cai has nineteen years of experience in corporate finance and investment banking. Ms. Cai joins Synutra from Trina Solar Limited (NYSE: TSL), where she served as a director of investment analysis from April 2010 to April 2012 and as the controller of System Group & China region from May 2012 to December 2012. Before that, Ms. Cai worked for nine years at Scotia Capital, the investment banking arm of Bank of Nova Scotia (NYSE: BNS). Ms. Cai worked on the execution team in Scotia Capital’s San Francisco office where she held progressive positions as an Associate from 2001 to 2003, an Associate Director from 2003 to 2006 and as a Director from 2006 to 2009, primarily covering the portfolio management and deal execution for the real estate, gaming & leisure, and technology industries. Ms. Cai started her career with Ernst & Young’s Shanghai office where she was a staff accountant in the tax group from 1997 to 1999. Ms. Cai earned a Bachelor in Economics from Shanghai International Studies University and an MBA from University of Iowa Tippie Business School. Ms. Cai holds the Chartered Financial Analyst designation.

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

Donghao Yang. Donghao Yang served as our Chief Financial Officer from June 10, 2010 to August 29, 2011. Mr. Yang has served as a director of our board of directors since August 29, 2011. Mr. Yang has extensive experience in corporate finance, commodity trading and international business development. Mr. Yang has held senior executive and managerial positions in various public and private companies, including serving as Chief Financial Officer of VIP shop (NASDAQ: VIPS) from August 2011 until now, Chief Financial Officer of Greater China of Tyson Foods, Inc. (NYSE: TSN) from March 2007 to April 2010, as Finance Director of Asia Pacific of Valmont Industries, Inc. (NYSE: VMI) from October 2003 to March 2007, and as Director in China Minerals Brazil Holding Limited from January 1999 to April 2001. Mr. Yang earned a Bachelor of Arts degree in International Economics from Nankai University in 1993 and a Master of Business Administration degree from Harvard Business School in 2003. On June 12, 2016, Mr. Yang notified us of his intention to resign from our board of directors, effective on June 30, 2016.

Yalin Wu. Yalin Wu has served as a director of our board of directors since January 21, 2016. Mr. Wu has been the Chief Executive Officer of Northern Investment & Financial Consultants Ltd. Co. since 2009. Prior to that he had twenty years of experience in financial and strategic consulting, including seventeen years with various offices of Deloitte Consulting Group in Canada, U.S. and China with most recent roles as

Director with Deloitte Corporate Finance (HK) Ltd. from 2007 to 2008, and as Deputy Executive CEO with Deloitte Consultants (Shanghai) Ltd. from 1999 to 2003. Mr. Wu started his career as a teacher in Beijing from 1982 to 1986. Mr. Wu received a master’s degree in Economic Geography from Wilfrid Laurier University in 1990.

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

Board of Directors

Our board of directors currently has five directors, consisting of four independent directors, all of whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market.

On June 11, 2008, our board of directors and stockholders approved our amended and restated certificate of incorporation, which became effective on October 17, 2008. Our amended and restated certificate of incorporation provides that our board of directors shall be divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, will be designated class I, class II and class III. The directors serve staggered three-year terms and hold office until their term of office expires or until such time as they are removed from office by resolution of our stockholders. As of the date of this Form 10-K, Liang Zhang and Donghao Yang are class I directors, Jinrong Chen is a class II director, and Lei Lin and Yalin Wu are class III directors.

Board Committees

Our board has established the committees described below and may establish others from time to time.

Audit Committee

Our audit committee consists of Jinrong Chen, Donghao Yang and Lei Lin, whom are independent as defined by the applicable listing requirements of the NASDAQ Global Select Market. Ms. Chen is the chairperson of our audit committee and serves as the financial expert of the committee. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee is responsible for, among other things:

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;

•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;

•	periodically reviewing legal compliance matters, including securities trading policies, periodically reviewing significant accounting and other risks or exposures to our company, reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party (as described in Item 404 of Regulation S–K) and periodically reviewing business expenses of our chief executive officer; and

•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Jinrong Chen and Lei Lin. Ms. Chen is the chairperson of our compensation committee. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our stock incentive and employee stock purchase plans; and

•	reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

Nominating Committee

Our nominating committee consists of Jinrong Chen and Lei Lin. Mr. Lin is the chairperson of our nominating committee. The purpose of our nominating committee is to be primarily responsible for identifying individuals qualified to serve as members of the board of directors and recommending to the board the persons to be nominated by the board as nominees for director at each annual meeting of our stockholders. Specific responsibilities of our nominating committee include:

•	developing and recommending to the board of directors criteria for board of directors and committee membership;

•	identifying individuals qualified to become board of directors members;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;

•	developing and recommending to the board of directors a code of ethical conduct and a set of corporate governance policies and practices; and

•	monitoring and evaluating the performance of the board of directors.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of these reports furnished to us, we believe that during the fiscal year 2016, our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

Code of Ethics

We have a code of ethics that applies to all of our employees, including its principal executive officer, principal financial officer and principal accounting officer, and the board of directors. A copy of this code is available on our website at www.synutra.com, and is included as Exhibit 14.1 to our Annual Report on Form 10-K filed on June 16, 2008. A copy of our code of ethics may be obtained free of charge by writing to Investor Relations, 2275 Research Blvd., Suite 500, Rockville, Maryland 20850. We intend to disclose any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the material elements of compensation earned by our named executive officers during the fiscal year 2016. Our executive compensation programs are determined and approved by the compensation committee of our board of directors.

Our “named executive officers” for the fiscal year 2016, include:

•	Liang Zhang, who serves as our chairman and chief executive officer;

•	Ning Cai, who serves as our chief financial officer;

•	Xisen Mu, who serves as vice president for production management; and

•	Feng Zha, who serves as vice president for human resources and administration.

Unless otherwise noted, the amounts reported in this Form 10-K have been converted from Renminbi to U.S. dollars based on the conversion rate as of March 31, 2016 of RMB6.4612 to $1.00.

Overview of Executive Compensation Program

The compensation committee has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to the individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company. Because of the size of our company, the small number of executive officers in our company, and our company’s financial priorities, the compensation committee has decided not to implement or offer any retirement plans, deferred compensation plans or other similar plans for our named executive officers. Accordingly, for the fiscal year 2016, the components of our executive compensation program consisted of cash salary only. We note, however, that since 2008, our company has maintained the 2008 Stock Incentive Plan, which provides us with the ability to grant stock-based awards to all employees, officers and directors. Although the compensation committee has not to date granted any stock-based awards, the compensation committee may in future years reassess the levels of equity and cash compensation offered to our executives in light of our profitability and other performance factors.

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

Setting Named Executive Officer Compensation

In making its compensation decisions, neither our company nor the compensation committee retains outside compensation consultants. Instead, the compensation committee reviews compensation data for executives of other listed companies located in China but our company does not use this data to benchmark the compensation of its executives. The compensation committee utilizes this data to set compensation for our named executive officers at levels targeted at or around the average of the compensation amounts provided to similarly situated executives at comparable local companies considering, for each executive, his or her individual experience level and the responsibilities of his or her position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

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

Fiscal Year 2016 Named Executive Officer Compensation Components

For the fiscal year 2016, the principal component of compensation for our named executive officers was their base salary and bonus. We provide named executive officers with a base salary to compensate them for services rendered during the fiscal year. The base salaries of our named executive officers vary. The base salary for each named executive officer is based on his or her position and responsibility. The bonus is based on his or her position and our annual overall performance, including certain sales expectations.

During its review of base salaries for executive officers, the compensation committee and the Chief Executive Officer primarily consider:

•	the negotiated terms of each executive officer’s employment agreement;

•	internal review of the executive officer’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive officers.

Salary levels are typically considered annually as part of our performance review process, as well as upon a change in job responsibility. Merit-based increases to salaries are based on the compensation committee’s assessment of the individual’s performance.

Our named executive officers did not receive any equity-based compensation for the fiscal year 2016.

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

Compensation Committee of the Board of Directors

Jinrong Chen (Chairperson)

Lei Lin

Summary Compensation Table — Fiscal Year Ended March 31, 2016

The following table presents information regarding compensation of our named executive officers for services rendered during the fiscal years 2016, 2015 and 2014. The amounts reported in this table for the fiscal year 2016 have been converted from Renminbi to U.S. dollars based on the March 31, 2016 conversion rate of RMB6.4612 to $1.00.

Name and Principal Position	Year ended March 31	Salary ($)	Bonus ($)	Total ($)
Liang Zhang	2016	278,586	75,218	353,804
Chairman of the Board and	2015	293,055	97,685	390,739
Chief Executive Officer	2014	292,583	88,750	381,333
Ning Cai	2016	102,148	–	102,148
Chief Financial Officer	2015	123,734	–	123,734
	2014	107,280	–	107,280
Xisen Mu	2016	117,192	10,531	127,723
Vice President, Production	2015	123,278	13,676	136,954
	2014	123,080	12,425	135,505
Feng Zha	2016	139,479	37,609	177,088
Vice President, Human Resources	2015	146,723	48,842	195,565
and Administration	2014	146,487	44,375	190,862

(1)	Mr. Mu and Zha, along with our chief executive officer and chief financial officer, are our only executive officers who earned or were paid more than $100,000 with respect to fiscal year 2016.

Stock-Based Awards — Fiscal Year Ended March 31, 2016

None of our named executive officers received any grants of options or other stock-based awards during the fiscal year 2016. Additionally, none of our named executive officers held any outstanding options or other stock-based awards as of the last day of the fiscal year 2016, nor did any of our named executive officers exercise any options or hold any other stock awards that vested during the fiscal year 2016.

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

Director Compensation — Fiscal Year Ended March 31, 2016

The following table presents information regarding the compensation for the fiscal year 2016 to members of our board of directors who were not also employed by us (referred to as our “non-employee directors”) during the fiscal year 2016. None of our non-employee directors held any outstanding options or other stock-based awards as of March 31, 2016. Liang Zhang did not receive any compensation for his services as a director for the fiscal year 2016.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Jinrong Chen(1)	80,097	80,097
Lei Lin(1)	80,097	80,097
Donghao Yang	42,717	42,717
Yalin Wu(1)	44,500	44,500

(1) includes compensation of $37,500 for services rendered in connection with his or her membership in the special committee formed to consider a going-private proposal dated January 14, 2016.

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

Compensation Committee Interlocks and Insider Participation

Jinrong Chen and Lei Lin each served on the compensation committee during the fiscal year 2016. None of these directors is or was an executive officer of our company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our compensation committee during the fiscal year 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of the date of this Form 10-K, regarding the beneficial ownership of our common stock by:

•	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after the date of this Form 10-K. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of class is based on 56,690,687 shares of common stock outstanding as of the date of this Form 10-K. Unless otherwise noted below, the address of the persons listed on the table is 2275 Research Blvd., Suite 500, Rockville, Maryland 20850.

	Shares Beneficially Owned
Name	Number	Percent
OFFICERS AND DIRECTORS
Liang Zhang, Director and Chief Executive Officer(1)	36,000,000	63.5%
Ning Cai, Chief Financial Officer	–	–
Xisen Mu, Vice President	–	–
Feng Zha, Vice President	–	–
Donghao Yang, Director and Former Chief Financial Officer	1,200	*
Jinrong Chen, Director	–	–
Lei Lin, Director	–	–
Yalin Wu, Director	400	*
All Officers and Directors as a Group	36,001,600	63.5%
PRINCIPAL STOCKHOLDER
Warburg Pincus Private Equity IX, L.P.(2)	4,000,000	7.1%

*	Less than 1%
(1)	This amount includes 36,000,000 shares owned by Beams Power Investment Limited, or Beams, a British Virgin Islands company, which are pledged to a certain lender in connection with a debt financing arrangement. Liang Zhang has dispositive and voting power over investments by Beams. Liang Zhang’s wife, Xiuqing Meng, is the sole shareholder and director of Beams. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(2)	According to a Schedule 13D/A filed by Warburg Pincus Private Equity IX, L.P., or WP IX, with the SEC on December 23, 2015. Warburg Pincus IX GP L.P., or WP IX GP, a Delaware limited partnership, is the general partner of WP IX. WPP GP LLC, or WPP GP, a Delaware limited liability company, is the general partner of WP IX GP. Warburg Pincus Partners, L.P., or WP Partners, a Delaware limited partnership, is managing member of WPP GP. Warburg Pincus Partners GP LLC, or WPP GP LLC, a Delaware limited liability company, is the general partner of WP Partners. Warburg Pincus & Co., or WP, a New York general partnership, is the managing member of WPP GP LLC. Warburg Pincus LLC, or WP LLC, a New York limited liability company, manages WP IX. Messrs. Charles R. Kaye and Joseph P. Landy, each a Managing General Partner of WP and a Managing Member and Co-Chief Executive Officer of WP LLC, who may be deemed to control WP IX, WP IX GP, WPP GP, WP Partners, WPP GP LLC, WP and WP LLC. WP IX, WP IX GP, WPP GP, WP Partners, WPP GP LLC, WP, WP LLC are collectively referred to as the “Warburg Pincus Entities.” Messrs. Kaye and Landy may be deemed to indirectly beneficially own the shares held by WP IX because of their affiliation with the Warburg Pincus Entities. Messrs. Kaye and Landy disclaim beneficial ownership of the shares held by Warburg except to the extent of their indirect pecuniary interest therein. The address of the Warburg Pincus Entities is 466 Lexington Avenue, New York, New York, 10017. This amount represents the shares of common stock held directly by the Warburg Pincus Entities.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have a 2008 Stock Incentive Plan which has been approved by our shareholders. The plan will terminate on June 10, 2018. To date, we have not issued any awards under this plan.

The following table sets forth the number of common stocks remaining available for future issuance under the plan as of March 31, 2016.

Plan Category	Number of Common Stocks to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted– Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Stocks Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Stocks Reflected in the First Column)
Equity compensation plans approved by stockholders	–	–	12,500,000
Equity compensation plans not approved by stockholders	–	–	–
Total	–	–	12,500,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliate Companies controlled by Liang Zhang

Our chairman, chief executive officer and principal stockholder, Liang Zhang, and his immediate family, controls several other companies in China.

In the fiscal years 2016 and 2015, our sales to related parties mainly included feed grade milk powder and whey powder to Ao Naier, and powdered formula products to St. Angel (Beijing) Business Service, and services for related parties represent office spaces rented to Honnete Beijing, Ao Naier, St. Angel (Beijing) Business Service, and St. Angel Cultural Communication. The following table sets forth the value of our sales to and service for our related parties for the fiscal years 2016 and 2015:

	Year Ended March 31,
	2016	2015
	(In thousands)
Beijing Honnete Dairy Co., Ltd.	$8	$9
St. Angel (Beijing) Business Service Co., Ltd.	11,867	4,651
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	2	0
Beijing Ao Naier Feed Stuff Co., Ltd.	260	535
Beijing St. Angel Cultural Communication Co., Ltd.	24	25
Total	$12,161	$5,220

In the fiscal years 2016 and 2015, St. Angel Cultural Communication implemented certain marketing activities for our company. The following table sets forth the value of the service received from our related parties for the fiscal years 2016 and 2015:

	Year Ended March 31,
	2016	2015
	(In thousands)
Beijing St. Angel Cultural Communication Co. Ltd.	$462	$460
Total	$462	$460

Debt Financing by Beams

On March 2, 2016, Beams entered into a note purchase agreement with FNOF Sharing Economy Limited, a limited liability company organized and existing under the laws of the British Virgin Islands, or FNOF, pursuant to which Beams agreed to sell and FNOF agreed to purchase a convertible exchangeable note in a principal amount of $60 million, or the 2016 Note. The 2016 Note is guaranteed by Ms. Meng and Mr. Zhang in favor of FNOF and secured by (1) a deed of share charge granted by Ms. Meng in respect of all ordinary shares of Beams in favor of FNOF and (2) a pledge agreement in respect of all shares of our common stock held by Beams in favor of FNOF.

The 2016 Note will mature on the third anniversary of its original date of issuance, or the Maturity Date. It will bear an annual interest of 10.0% prior to the completion of an acquisition by Beams of all the shares of our common stock not owned by Beams, or a Going Private Transaction, payable by Beams on a quarterly basis from the original date of issuance of the 2016 Note, to but excluding the date on which the entire principal amount of the 2016 Note has been redeemed, converted or exchanged in accordance with the terms of the 2016 Note. The 2016 Note, subject to other terms and conditions provided therein, may be exchangeable into shares of our common stock on the Maturity Date if a Going Private Transaction has not been completed by the Maturity Date at an exchange price of $5.91 minus any cash dividends declared prior to the transfer of such shares of our common stock to FNOF, subject to further adjustment in accordance with the terms of the 2016 Note.

Beams applied all of the proceeds from the issuance of the 2016 Note to repay outstanding amounts owing under a facility agreement entered into between Beams as borrower, Deutsche Bank AG, Hong Kong Branch as facility agent and other parties on February 21, 2014.

 Control Agreements with Affiliated Entities

In order to comply with PRC law and avoid restrictions on foreign investment in medical clinical operations, we operate our medical treatment services (mostly pre-natal diagnostics services) through Beijing Syclin, a subsidiary of Huimin, which is not directly owned by us. We control and consolidate these entities into our group consolidated results through a series of contractual arrangements which are summarized below.

•	Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutrition and Huimin. Pursuant to this agreement, Shengyuan Nutrition agrees to provide to Huimin certain consulting services for which Huimin shall pay Shengyuan Nutrition a service fee in an amount equal to 10%-50% of Huimin’s monthly net sale, the exact percentage to be determined by the two parties. The term of the agreement is 10 years unless Shengyuan Nutrition terminates it before its expiration and Shengyuan Nutrition shall have the right to extend the Agreement before it expires.

•	Business Operating Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang (our Director of Treasury) and Yunpeng Jiang (our Director of Strategic Development). Pursuant to this agreement, Huimin agrees to conduct its business in a manner consistent with Shengyuan Nutrition’s direction. In addition, Jibin Zhang and Yunpeng Jiang authorize Shengyuan Nutrition to exercise all of their respective shareholders’ rights in Huimin.

•	Call Option Agreement entered into by and among Shengyuan Nutrition, Huimin, Jibin Zhang and Yunpeng Jiang. Pursuant to this agreement, within a ten-year period and any extended period as requested by Shengyuan Nutrition, Shengyuan Nutrition is entitled to an irrevocable and exclusive right to purchase or authorize any third party to purchase the shares of Huimin held by Jibin Zhang and Yunpeng Jiang at the lowest feasible price according to PRC laws and regulations. In addition, Shengyuan Nutrition is entitled to call part or all of the option right at any time during the effective period of this agreement and there is no limit on the number of calls until Shengyuan Nutrition hold 100% of Huimin’s shares.

•	Pledge Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang. To ensure the performance of the Exclusive Consulting and Service Agreement, Call Option Agreement and Business Operating Agreement, Jibin Zhang and Yunpeng Jiang, as pledgers under this agreement, pledge all of their shares and corresponding interests and rights in Huimin to Shengyuan Nutrition, as pledgee under this agreement.

•	Entrustment Agreement entered into by and among Shengyuan Nutrition, Jibin Zhang and Yunpeng Jiang. Pursuant to this agreement, Shengyuan Nutrition loans Jibin Zhang and Yunpeng Jiang each RMB15,000,000 to establish companies for pre-natal diagnostic services in China. Jibin Zhang and Yunpeng Jiang are the nominal shareholders of these companies holding their equity interests for the benefit of Shengyuan Nutrition.

Review, Approval or Ratification of Transactions with Related Parties

According to the audit committee charter, the audit committee must approve any new class of transactions involving our company in which any of our directors, director nominees, executive officers, greater than five percent beneficial owners and their respective immediate family members has a direct or indirect material interest. In doing so, our board of directors takes into account, among other factors it deems appropriate:

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

Director Independence

Our board of directors has determined all board members, excluding Liang Zhang, are independent under the applicable NASDAQ rules. Our board of director has also determined the members of audit committee, compensation committee and nominating committee of the board are independent under the listing standards of the NASDAQ Global Select Market. See “Item 10. Directors, Executive Officers and Corporate Governance—Board Committees—Audit Committee.” In making these determinations, our board of directors considered, among other things, the types and amounts of the commercial dealings between our company and the companies and organizations with which the directors are affiliated.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We have engaged Deloitte Touche Tohmatsu Certified Public Accountants LLP, or Deloitte, as our independent auditors. The engagement was approved by our audit committee. No relationship existed in any manner between Deloitte and us prior to the date we engaged Deloitte.

Audit Fees

Deloitte was paid aggregate fees of approximately $1,071,000 and $1,121,000 for the fiscal years 2016 and 2015, respectively, for professional services rendered for the audit of our annual financial statements included in Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years 2016 and 2015.

Audit-related Fees

Deloitte was paid $39,000 and nil for the fiscal years 2016 and 2015, for audit related service, respectively.

Tax Fees

Deloitte was paid $46,000 for the fiscal year 2016, and was paid no fees for the fiscal year 2015 for tax related service.

All Other Fees

Deloitte was paid no other fees for any other services rendered to us for the fiscal years 2016 and 2015.

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

SYNUTRA INTERNATIONAL, INC.

Date: June 13, 2016	By:	/s/ Liang Zhang
Name: Liang Zhang
Title: Chief Executive Officer and Chairman

Each person whose signature appears below appoints each of Liang Zhang and Ning Cai, severally and not jointly, to be his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to our Annual Report on Form 10-K for the fiscal year 2016; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Liang Zhang	Chief Executive Officer and Chairman	June 13, 2016
Liang Zhang	(Principal Executive Officer)

/s/ Ning Cai	Chief Financial Officer (Principal Financial and	June 13, 2016
Ning Cai	Accounting Officer)

/s/ Jinrong Chen	Director	June 13, 2016
Jinrong Chen

/s/ Lei Lin	Director	June 13, 2016
Lei Lin

/s/ Yalin Wu	Director	June 13, 2016
Yalin Wu

/s/ Donghao Yang	Director	June 13, 2016
Donghao Yang

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Synutra International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10–Q filed on November 11, 2008)
3.2	Amended and Restated Bylaws of Synutra International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10–Q filed on November 11, 2008)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10–K filed on June 16, 2008)
10.1	Employment Agreement between Shengyuan Nutritional Food Co., Ltd. and Liang Zhang, dated December 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10–K filed on June 9, 2010)
10.2	Employment Agreement between Shengyuan Nutritional Food Co., Ltd., Beijing R&D Center and Xisen Mu, dated September 1, 2011(incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10–K filed on June 14, 2012)
10.3	Employment Agreement between Shengyuan Nutritional Food Co., Ltd., Beijing R&D Center and Feng Zha, dated February 29, 2012(incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10–K filed on June 14, 2012)
10.4	Employment Agreement between Shengyuan Nutritional Food Co., Ltd., Beijing R&D Center and Ning Cai, dated December 18, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10–K filed on June 13, 2013)
10.5	Common Stock Purchase Agreement between Synutra International, Inc. and Warburg Pincus Private Equity IX, L.P. , dated May 24, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K/A filed on June 1, 2007)
10.6	Voting and Co–Sale Agreement among Synutra International, Inc., Beams Power Investment Limited, and Warburg Pincus Private Equity IX, L.P., dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K/A filed on June 1, 2007)
10.7	Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed on June 17, 2008)
10.8A	Form of Incentive Stock Option Agreement under Synutra International, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16A to the Registrant’s Annual Report on Form 10–K filed on June 15, 2009)
10.8B	Form of Nonqualified Stock Option Agreement under Synutra International, Inc., 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.16B to the Registrant’s Annual Report on Form 10–K filed on June 15, 2009)
10.9	Exclusive Consulting and Service Agreement entered into by and between Shengyuan Nutritional Food Co., Ltd. and Beijing Shengyuan Huimin Technology Service Co., Ltd. dated July 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10–K filed on June 9, 2010)
10.10	Business Operating Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10–K filed on June 9, 2010)
10.11	Equity Disposal Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd., Beijing Shengyuan Huimin Technology Service Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10–K filed on June 9, 2010)
10.12	Share Pledge Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10–K filed on June 9, 2010)

Exhibit Number	Description
10.13	Entrustment Agreement entered into by and among Shengyuan Nutritional Food Co., Ltd. and Jibin Zhang and Yunpeng Jiang dated July 20, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10–K filed on June 9, 2010)
10.14	Partnership framework agreement among Sodiaal Union, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2012)
10.15	Milk supply agreement among Sodiaal Union, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2012)
10.16	Whey supply agreement among Euroserum SAS, Sodiaal Union, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2012)
10.17	Fat-enriched or non fat-enriched demineralized whey powder supply agreement among Euroserum SAS, Shengyuan Nutritional Food Co., Ltd. and Synutra France International SAS, dated September 17, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2012)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14. 1 to the Registrant’s Annual Report on Form 10–K filed on June 16, 2008)
21.1	List of Subsidiaries
24.1	Power of Attorney (included on the Signature Page of this Annual Report on Form 10–K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (Chief Financial Officer)
101	Interactive data files pursuant to Rule 405 of Regulation S–T: (i) the Consolidated Balance Sheets—March 31, 2016 and 2015, (ii) the Consolidated Statements of Operations—Fiscal Year Ended March 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss)—Fiscal Year Ended March 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Equity—Fiscal Year Ended March 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows—Fiscal Year Ended March 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

-135-