Form 10-Q
period 2016-06-30
Synutra International, Inc.
filed 2016-08-09
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________.

Commission file number 001-33397

SYNUTRA INTERNATIONAL, INC.

DELAWARE	13-4306188
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2016, there were 56,690,687 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

(UNAUDITED)

	June 30, 2016	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$79,699	$102,667
Restricted cash	70,612	77,787
Accounts receivable, net of allowance of $1,495 and $1,435, as of June 30, 2016 and March 31, 2016, respectively	18,599	29,911
Inventories	108,466	98,360
Due from related parties	2,174	2,486
Receivable from disposal of a subsidiary	1,118	1,161
Deferred tax assets	15,376	15,781
Prepayments and other current assets	37,911	30,675
Investment held at trust	3,140	3,169
Total current assets	337,095	361,997

Property, plant and equipment, net	297,103	294,185
Land use rights, net	8,271	8,541
Intangible assets, net	2,970	2,661
Restricted cash	143,730	128,397
Due from related parties	2,049	2,223
Deferred tax assets	4,343	3,481
Long-term loan receivable	7,540	9,286
Other non-current assets	7,250	6,326
TOTAL ASSETS	$810,351	$817,097
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$136,719	$95,175
Long-term debt due within one year	70,442	95,504
Accounts payable	62,014	76,862
Income taxes payable	1,812	2,721
Due to related parties	129	132
Advances from customers	19,602	25,186
Other current liabilities	38,151	49,617
Total current liabilities	328,869	345,197
Long-term debt	328,432	315,512
Deferred government subsidies	7,019	7,196
Capital lease obligations	7,101	7,315
Other long-term liabilities	4,823	5,077
Total liabilities	676,244	680,297

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 shares authorized; 57,301 shares issued, 56,691 shares outstanding as of both June 30, 2016 and March 31, 2016	6	6
Additional paid-in capital	134,693	134,693
Accumulated deficit	(14,767)	(14,810)
Accumulated other comprehensive income	9,999	13,352
Total common stockholders’ equity	129,931	133,241
Noncontrolling interest	4,176	3,559
Total equity	134,107	136,800
TOTAL LIABILITIES AND EQUITY	$810,351	$817,097

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015

Net sales	$77,865	$82,329
-including sales to related parties	4,819	2,115

Cost of sales	43,887	40,387
Gross profit	33,978	41,942
Selling and distribution expenses	11,499	12,736
Advertising and promotion expenses	7,290	10,286
General and administrative expenses	7,598	6,498
Loss on a supply contract	2,833	0
Government subsidies	94	80
Income from operations	4,852	12,502
Interest expense	3,421	4,184
Interest income	1,910	2,346
Foreign currency exchange (loss) gain, net	(2,357)	331
Other expense, net	79	207
Income before income tax expense	905	10,788
Income tax expense	1,061	2,790
Net (loss) income	(156)	7,998
Net (loss) income attributable to the noncontrolling interest	(199)	405
Net income attributable to common stockholders	$43	$7,593

Weighted average common stock outstanding – basic and diluted	56,691	57,301
Earnings per share – basic and diluted	$0.001	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015
Net (loss) income	$(156)	$7,998
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3,448)	2,697
Other comprehensive (loss) income	(3,448)	2,697
Comprehensive (loss) income	(3,604)	10,695
Less: Comprehensive (loss) income attributable to noncontrolling interest	(294)	405
Comprehensive (loss) income attributable to common stockholders	$(3,310)	$10,290

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and shares in thousands)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid–in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2015	57,301	$6	0	$0	$135,440	$(35,046)	$11,526	$2,643	$114,569
Net income	0	0	0	0	0	7,593	0	405	7,998
Other comprehensive income, net of tax of nil	0	0	0	0	0	0	2,697	0	2,697
Balance, June 30, 2015	57,301	$6	0	$0	$135,440	$(27,453)	$14,223	$3,048	$125,264
Balance, March 31, 2016	56,691	$6	610	$0	$134,693	$(14,810)	$13,352	$3,559	$136,800
Net income (loss)	0	0	0	0	0	43	0	(199)	(156)
Other comprehensive income, net of tax of nil	0	0	0	0	0	0	(3,353)	(95)	(3,448)
Contribution from noncontrolling shareholders	0	0	0	0	0	0	0	911	911
Balance, June 30, 2016	56,691	$6	610	$0	$134,693	$(14,767)	$9,999	$4,176	$134,107

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015
Operating activities:
Net (loss) income	$(156)	$7,998
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,634	2,558
Bad debt expense (reversal)	102	(351)
Inventory write down	1,653	1,640
Deferred income tax	(935)	0
Loss on a supply contract	(3,229)	0
Other	0	3
Changes in assets and liabilities:
Accounts receivable	10,717	397
Inventories	(14,466)	(23,702)
Due from related parties	161	628
Prepayments and other current assets	(9,794)	(3,794)
Accounts payable	(988)	(2,418)
Due to related parties	(3)	42
Advances from customers	(5,008)	(1,082)
Income tax receivable/payable	(883)	(1,140)
Other current liabilities	(9,643)	(16,202)
Other noncurrent liabilities	(237)	(208)
Net cash used in operating activities	(30,075)	(35,631)

Investing activities:
Acquisition of property, plant and equipment	(17,662)	(30,595)
Acquisition of intangible assets	(371)	0
Change in restricted cash	(13,363)	(6,605)
Proceeds from assets disposal	39	1
Proceeds from disposal of subsidiaries	0	5,617
Changes in long-term loan receivable	0	(9,809)
Net cash used in investing activities	(31,357)	(41,391)

Financing activities:
Proceeds from short-term debt	58,975	46,362
Repayment of short-term debt	(16,232)	(25,453)
Proceeds from long-term debt	48,616	83,542
Repayment of long-term debt	(52,532)	(29,173)
Payment on capital lease obligations	0	(266)
Proceeds from noncontrolling interest	918	0
Net cash provided by financing activities	39,745	75,012

Effect of exchange rate changes on cash and cash equivalents	(1,281)	472

Net change in cash and cash equivalents	(22,968)	(1,538)
Cash and cash equivalents, beginning of period	102,667	85,171
Cash and cash equivalents, end of period	$79,699	$83,633

Supplemental cash flow information:
Interest paid, net of capitalized interest of $1.3 million and $0.7 million	$3,251	$3,866
Income tax paid	$2,878	$3,927

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$(7,091)	$19,911
Consideration receivable on disposal of subsidiaries	0	1,114

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy-based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infants and adults, and also engages in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements.

2.	BASIS OF PRESENTATION

The Company is responsible for the unaudited consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by US GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

In July 2014, the Company entered into a share purchase agreement with Beijing Jinkangpu Food Technology Co., Ltd. (“Jinkangpu”) to dispose of its wholly owned subsidiary in the nutritional food segment, Beijing Huiliduo Food Technology Co., Ltd. (“Beijing Huiliduo”) for a total cash consideration of $1.3 million to be paid in two installments. As of September 30, 2014, the Company has completed all of the closing procedures and has effectively transferred its control of Beijing Huiliduo to Jinkangpu. As the result of the sale in fiscal year 2015, the Company recorded a $0.3 million gain, which was calculated as the total of the excess of the sale proceeds over the net book value of the assets transferred of $1.0 million. Jinkangpu had paid $0.2 million by end of fiscal year 2015 and the remaining $1.1 million will be due in September 2016.

4.	INVENTORIES

The Company’s inventories as of June 30, 2016 and March 31, 2016 are summarized as follows:

(In thousands)	June 30, 2016	March 31, 2016
Raw materials	$34,691	$41,073
Work-in-progress	23,452	20,609
Finished goods	50,323	36,678
Total	$108,466	$98,360

The value of goods-in-transit included in raw materials was $4.5 million and $7.1 million as of June 30, 2016 and March 31, 2016, respectively, which mainly represented the purchase of milk powder and whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $1.7 million and $1.6 million for the quarter ended June 30, 2016 and 2015, respectively.

5.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	June 30, 2016	March 31, 2016
Sheng Zhi Da Dairy Group Corporation	$3,146	$3,349
St. Angel (Beijing) Business Service Co. Ltd.	1,048	1,334
Beijing St. Angel Cultural Communication Co., Ltd.	23	23
Beijing AoNaier Feed Stuff Co., Ltd.	6	3
Total	$4,223	$4,709

b.	Due to related parties

(In thousands)	June 30, 2016	March 31, 2016
Beijing St. Angel Cultural Communication Co., Ltd.	$129	$132

The amounts due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the quarter ended June 30, 2016 and 2015, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Beijing AoNaier Feed Stuff Co., Ltd., and powdered formula products to St. Angel (Beijing) Business Service Co., Ltd., and services for related parties including office spaces rented to Honnete, Beijing AoNaier, St. Angel (Beijing) Business Service, and St. Angel Cultural Communication.

	Three Months Ended June 30,
(In thousands)	2016	2015
Beijing Honnete Dairy Co., Ltd.	$2	$2
St. Angel (Beijing) Business Service Co., Ltd.	4,777	2,103
Qingdao Lvyin Waste Disposal Investment	0	1
Beijing AoNaier Feed Stuff Co., Ltd.	35	3
Beijing St. Angel Cultural Communication Co., Ltd.	5	6
Total	$4,819	$2,115

C.	Purchases from related parties

In the quarter ended June 30, 2016 and 2015, St. Angel Cultural Communication provided certain marketing activities for the Company.

	Three Months Ended June 30,
(In thousands)	2016	2015
Beijing St. Angel Cultural Communication Co., Ltd.	$115	$116

6.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	June 30, 2016	March 31, 2016
Property, plant and equipment, cost:
Land	$1,876	$1,914
Capital lease of building	5,329	5,469
Buildings and renovations	78,013	79,984
Plant and machinery	63,075	64,584
Office equipment and furnishings	12,132	11,973
Motor vehicles	2,415	2,460
Others	1,114	1,143
Total cost	$163,954	$167,527
Less: Accumulated depreciation:
Capital lease of building	1,123	1,111
Buildings and renovations	21,168	20,780
Plant and machinery	46,022	45,879
Office equipment and furnishings	9,620	9,672
Motor vehicles	1,915	1,920
Others	869	857
Total accumulated depreciation	80,717	80,219
Construction in progress	213,866	206,877
Property, plant and equipment, net	$297,103	$294,185

Land represents a parcel of land acquired for the Company’s French subsidiary.

Construction in progress mainly represents construction and equipment purchased for the French subsidiary as of June 30, 2016 and March 31, 2016.

The Company recorded depreciation expense for owned assets and capital leased assets at $2.6 million and $2.5 million for the quarter ended June 30, 2016 and 2015, respectively.

7.	LONG-TERM LOAN RECEIVABLE

In May 2015, the Company granted a four-year long-term loan of RMB60.0 million (equivalent to $9.0 million) with interest rate of 7% to Qingdao Jisheng Iron Printing and Tin Making Co., LTD. (“Qingdao Jisheng”), a supplier of the iron sheet used for our formula products. Qingdao Jisheng shall use the loan to expand its own upstream manufacturing capacity. RMB10.0 million, RMB20.0 million and RMB30.0 million shall be repaid by Qingdao Jisheng in May 2017, 2018 and 2019, respectively. The outstanding principal loan amount of $1.5 million and $7.5 million are separately recorded as prepayments and other current assets, and long-term loan receivable on the consolidated balance sheet, which is close to its fair value. On the other hand, in fiscal 2016 the Company received RMB27.0 million in cash equivalent from Qingdao Jisheng as a performance guaranty to be the exclusive iron sheet supplier to our Carhaix facility. See Note 10 for details.

The Company evaluated the credit risk associated with the loan and estimated the cash flow expected to be collected over the life of the loan. A valuation allowance will be established if the loan is deemed unable to be collected. No valuation allowance has been recorded as of June 30, 2016.

8.	INVESTMENT HELD AT TRUST

In October and November 2015, the Company launched two marketing initiatives whereby customers can purchase online cash coupons through the BaiduPay platform (the “Platform”). The cash coupons can be redeemed by the customer within one year from the date of purchase for the Company’s products posted on the Platform. The customers have the right to request the Company to redeem their unused coupons at the end of the one-year period for the original purchase amount plus an annual rate of 8.0%. According to the agreement between the Company and the Platform, the cash received from the customers from the purchases of cash coupons (the “Fund”) is required to be deposited in a specific trust managed by a third party financial institution (the “Trust Company”) to protect the customers’ interest and only the portion of the Fund related to the cash coupon redeemed for the Company’s products can be utilized by the Company at its discretion. The Fund relating to the unused coupons is restricted for use by the Company and can only be invested in principal protected investment products agreed by the Company and the Trust Company.

Funds deposited in the trust in the amount of $3.1 million are recorded in Advances from Customers on the consolidated balance sheets. As agreed by both parties, the Fund was invested to purchase a trust product consisting of fixed income debt securities with interest rate of 7% and maturity term less than one year. The Company classified the investment as held-to-maturity securities and carried it at amortized cost. The carrying amount of the securities of $3.1 million as of June 30, 2016 approximated their fair value due to their credit ratings and their short-term nature.

9.	DEBT

The Company’s debts consisted of the following:

(In thousands)	June 30, 2016	March 31, 2016
Short-term debt	$136,719	$95,175
Long-term debt due within one year	70,442	95,504
Total debt, current	207,161	190,679
Long-term debt, non-current portion	328,432	315,512
Total	$535,593	$506,191

Long-term debt

The long-term debts, including current portion, as of June 30, 2016 and March 31, 2016 are comprised of:

(In thousands)	June 30, 2016	March 31, 2016
Long-term debt borrowed in Mainland China	$245,564	$262,514
Long-term debt borrowed in Hong Kong	39,980	47,061
Long-term debt borrowed in France	113,330	101,441
Total	$398,874	$411,016

As of June 30, 2016, among the long-term debts which were borrowed in Mainland China, $56.6 million was secured by restricted cash deposits of $60.3 million and the remaining $189.0 million were credit debts. These debts used floating interest rates, which are calculated based on the benchmark lending interest rate published by China’s central bank, or LIBOR. The maturity dates range from August 2016 to June 2019.

As of June 30, 2016, the long-term debts which were borrowed in Hong Kong were secured by restricted cash deposit of $24.8 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity dates of the used facility range from August 2016 to March 2017.

As of June 30, 2016, long-term debts which were borrowed from banks in France were secured by restricted cash deposits of $49.0 million and all the long-lived assets of the French Project. These debts have floating interest rates ranging from LIBOR+2% to LIBOR+4.3%. The maturity dates of the borrowed debts range from February 2018 to September 2022.

The weighted average interest rates as of June 30, 2016 and March 31, 2016 for the long-term debts were 3.5% and 3.7%, respectively.

As of June 30, 2016, borrowings both in short-term and long-term, including current portion, denominated in RMB, USD and EUR were $216.1 million, $102.8 million and $216.7 million, respectively.

Maturities on long-term debt, including current and non-current portion are as follows:

Twelve
Months
Ended,	(In thousands)
June 30, 2017	$70,442
June 30, 2018	171,726
June 30, 2019	97,761
June 30, 2020 to June 30, 2022	0
June 30, 2023	58,945
Total	$398,874

The total amount of interest cost incurred was $4.7 million and $4.9 million, and the amount thereof that has been capitalized was $1.3 million and $0.7 million, for the quarter ended June 30, 2016 and 2015, respectively.

10.	OTHER CURRENT LIABILITIES

(In thousands)	June 30, 2016	March 31, 2016
Accrued discount, rebate and slotting fee	$20,194	$25,932
Payroll and bonus payables	7,253	12,111
Accrued selling expenses	2,408	2,975
Accrued advertising and promotion expenses	1,793	2,812
Others	6,503	5,787
Total	$38,151	$49,617

In May 2015, Qingdao Jisheng agreed to pay RMB27.0 million (equivalent to $4.1 million) to the Company as performance guaranty to secure the exclusive iron sheet supplier status for the Company’s French Project for ten years starting from its commercial operation. Under the agreement, the Company is required to fulfill a contractual amount of minimum purchase volume at fair market value each year for a period of ten years. If the Company fulfills the contractual minimum purchase volume, it can keep the entire performance guaranty amount. If the Company fails to meet this minimum annual purchase volume, the Company is obligated to compensate Qingdao Jisheng at RMB0.1 per tin for the shortfall. By March 31, 2016, the Company had received RMB27.0 million (equivalent to $4.1 million) from Qingdao Jisheng. As the Company’s French Project is still under construction, it has not begun purchasing iron sheet as of June 30, 2016. $0.4 million and $3.7 million were recorded in “Other current liabilities” and “Other noncurrent liabilities” as of June 30, 2016, respectively. The amount will be recognized based on actual order as a reduction to cost.

.

11.	LOSS ON A SUPPLY CONTRACT

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

As a result of a delay of equipment from the Company’s main equipment supplier, the French Project was not in a position for trial production in January 2016 and the commencement of formal operations of the French Project is now expected to be in September 2016. As a result of this delay, the Company had to pay a total compensation of $5.0 million to Sodiaal for the period from January to March 2016 as the Company failed to take delivery of raw milk supply as agreed. Starting April 2016, the Company started to take partial delivery under this contract and pretreated the raw milk into concentrated milk for third party's further processing. As of March 31, 2016, the Company recorded an estimated loss of $3.8 million resulting from this purchase commitment through the then-expected opening date of July 2016.

Due to a further delay of the main drying equipment, the commencement of formal operations of the French Project is now expected to be in September 2016. During the quarter ended June 30, 2016, the Company could not process all the raw milk under the milk supply agreement with Sodiaal and incurred loss of $6.1 million, which was over the previous estimated loss of $3.8 million. As such, for the quarter ended June 30, 2016, the Company incurred an additional loss of $2.8 million.

12.	EQUITY

	June 30, 2016	March 31, 2016
	(In thousands)
Common stock, $.0001 par value: 250,000 shares authorized, 57,301 shares issued, 56,691 shares outstanding at both June 30, 2016 and March 31, 2016 (share number in thousands)	$6	$6
Additional paid–in capital	134,693	134,693
Accumulated deficit	(14,767)	(14,810)
Accumulated other comprehensive income	9,999	13,352
Total common stockholders’ equity	129,931	133,241
Noncontrolling interest	4,176	3,559
Total equity	$134,107	$136,800

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20.0 million of our common stock from time to time through September 10, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. In fiscal year 2016, the Company repurchased 610,313 shares of common stock in an open trading window or under the Rule 10b5-1 trading plan at an aggregate cost of $3.0 million, which was paid for through cash on hand. The share repurchase program automatically terminated due to our public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, Chairman and CEO of the Company, and an affiliated entity of his, proposing a “going-private” transaction. For details, please refer to our Form 8-K filed on January 15, 2016.

13.	INCOME TAXES

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

14.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended June 30,
(In thousands except for per share data)	2016	2015
Net income attributable to common stockholders	$43	$7,593
Weighted average common stock outstanding – basic and diluted	56,691	57,301
Earnings per share – basic and diluted	$0.001	$0.13

15.	SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2014, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for the three months ended June 30, 2016 and 2015. The three reportable segments are:

Nutritional food - Sales of powdered infant and adult formula products, prepared foods and liquid milk products.

Nutritional supplement - Sales of nutritional supplement such as chondroitin sulfate to external customers, and microencapsulated Docosahexanoic Acid (“DHA”) and Arachidonic Acid (“ARA”) to powdered formula segment.

Other business - Other business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, providing genetic diagnostic services for newborn babies, and sales of cosmetics to pregnant women.

Segment disclosures are on a performance basis consistent with internal management reporting. The following tables summarized the Company’s revenue and cost generated from different revenue streams.

	Three Months Ended June 30,
(In thousands)	2016	2015
NET SALES TO EXTERNAL CUSTOMERS
- Nutritional food	$74,381	$73,726
- Nutritional supplement	652	8,057
- Other business	2,832	546
Net sales	$77,865	$82,329
INTERSEGMENT SALES
- Nutritional food	$26	$27
- Nutritional supplement	3,511	3,504
- Other business	204	0
Intersegment sales	$3,741	$3,531
GROSS PROFIT (LOSS)
- Nutritional food	$34,815	$41,030
- Nutritional supplement	25	535
- Other business	(862)	377
Gross profit	$33,978	$41,942

(In thousands)	June 30, 2016	March 31, 2016
TOTAL ASSETS
- Nutritional food	$752,683	$757,459
- Nutritional supplement	39,406	43,962
- Other business	22,967	20,555
- Unallocated assets	5,073	4,870
- Intersegment elimination	(9,778)	(9,749)
Total	$810,351	$817,097

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

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. The factors described in the Company’s Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and below in “Part II,  Other Information — Item 1A. Risk Factors” could cause the Company’s actual results to differ materially from those described in the forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and all amendments to those reports.

Use of Terms

Except where the context otherwise requires and for purposes of the Form 10-Q only:

•	“we,” “us,” the “Company,” “our,” and “Synutra” refer to Synutra International, Inc., and its consolidated subsidiaries;

•	“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau;

•	all references to “ton” or “tons” are to “tonne” or “metric ton;”

•	all references to “Renminbi” or “RMB” are to the legal currency of China;

•	all reference to “Euro,” “EUR,” or “€” are to the legal currency of the European Union; and

•	all references to “U.S. dollars,” “USD,” “dollars,” or “$” are to the legal currency of the United States.

Amounts may not always add to the totals due to rounding.

 Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.synutra.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy-based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in mainland China. As of June 30, 2016, this network comprised over 910 independent distributors and over 280 independent sub-distributors who sell our products in approximately 26,500 retail outlets.

We currently have three reportable segments:

•	Nutritional Food includes the sale of powdered infant and adult formula products, with major brands including Super, My Angel and Dutch Cow, liquid milk product under the brand of Dutch Cow introduced in fiscal year 2016, and prepared foods under the brand of Huiliduo;

•	Nutritional Supplement includes the production and sale of nutritional supplements such as chondroitin sulfate to third parties, and microencapsulated DHA and ARA to the nutritional food segment for use in powdered formula production; and

•	Other Business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, providing genetic diagnostic services for newborn babies, and sales of cosmetics to pregnant women.

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

Based on this philosophy, we launched the Kangaroo program in fiscal year 2015, to enable our in-store promoters to better serve our consumers through our membership loyalty program. Promoters’ compensation was previously solely based on the commission they received on the sales in the stores where they worked and only during the hours they worked. Under the Kangaroo program, we are able to reward bonuses to promoters based on the loyalty points accumulated by their members, regardless of where and when sales occur, which encouraged promoters to maintain an accurate and updated list of their members in our central database. Using our self- developed sales management mobile application “Treasure in Hand,” our promoters can manage mobile communications with their members, including calls, text messages and WeChat messages (the dominant mobile communication application in China) with one app, focusing on the particular community-based WeChat group communications. The Treasure in Hand app is linked to our WeChat corporate account “Thumb Mama,” or “Mu Zhi Ma Ma” in Chinese. If a promoter, or a part-time worker, can pass our standard entrance exam on infant nutrition and health knowledge, they can be admitted into the Thumb Mama program and become a nutritional consultant and host a sub-group under our corporate WeChat account, and then attract members into their respective sub-groups. In addition to maintaining member service through the WeChat group communication, such account is also linked to our Thumb Mall e-commerce platform as described below.

In the beginning of fiscal year 2016, we launched our WeChat-based e-commerce platform “Thumb Mall,” or “Mu Zhi Shang Cheng” in Chinese. We have placed our Super brand infant formula products, DutchCow brand adult formula and liquid milk products, and Precious Care brand pregnancy cosmetic products on the Thumb Mall platform. We plan to expand its offerings to include more of our products. If our member orders infant formula products from Thumb Mall, she can enjoy special discounts only available to Kangaroo program members and her nutritional consultant will receive a commission. We intend to encourage the continuous shift from offline stores to our own online platform, which will enable us to further reduce physical retail outlets and the associated overhead. The online program also enables us to recruit part-time, online-only nutritional consultants who do not work in any store and only get paid through commission from online sales, which greatly expands the size of our field sales team without increasing fixed overhead. By the end of fiscal year 2016, sales through Thumb Mall had reached approximately 15% of total sales of Super brand products, and we had attracted approximately 10,000 part-time nutritional consultants into our program.

From April to June 2016, we continued to develop this program. The number of active members with recent purchases under this program continued to rise, as did the number of both full-time and part-time nutritional consultants. While the majority of the part-time consultants are our customers who can enjoy commissions if they order for themselves, over 20% of our part-time consultants have exhibited strong sales ability such that their average sales are on par with the Thumb Mama program sales of our full-time promoters. While the launching of Thumb Mama sales program heavily benefited from the special price discounts we assigned to this channel, we believe that we have now accumulated enough member behavior data, so that going forward we can experiment with more targeted sales activities such as gifts or member events in designated areas rather than using a single pricing tool. This will protect and enhance our brand positioning in the face of continuous intense price competition in the infant milk formula market, and enable us to try out the sales of ancillary mother and infant products.

In addition to the abovementioned sales programs, our sales growth in fiscal years 2014 and 2015 benefited from the success in several niche markets including the specialty infant formula products, the private label infant formula products, and the premium adult formula products. However, in fiscal year 2016, our efforts in these niche markets were shadowed by the regulatory uncertainty with regards to production license from China Food and Drug Administration (“CFDA”). We were unable to renew the production license for subscription grade specialty formula products in fiscal year 2016 as CFDA was in the process of designing the standards for specialty formula production, and sales under this category were limited to over-the-counter type of specialty formula. CFDA announced the new specialty formula production standard on July 1, 2016 and as of the date of this report we have submitted our application package. As this standard is newly formulated, we expect CFDA to be cautious in granting the license which can take up to several months, requiring substantial clinical trial data, among other things. However, given that we were the only factory in China to receive such license before, we believe we have accumulated one of the most complete sets of clinical trial data among the applicants. As such, we currently expect that we will be among the first ones to receive this license towards the end of calendar 2016. In terms of the production license for the general infant formula products, CFDA has released the final version of guidance which stipulates that effective January 1, 2018, the number of formulas/brands that each factory can manufacture is limited to nine formulas/three brands (each brand covers three stages, thus three formulas). As we expect to apply for production licenses for each of our Qingdao, Mengyuan and Carhaix facilities, we expect to have enough quota to cover our mainstream Super brand of infant milk formula products, and our DutchCow brand adult formula products will not be impacted. We, however, need to cease some of our smaller, private label brands if CFDA strictly enforces the quota limitation after January 1, 2018, which will adversely impact our sales in fiscal year 2018. On the other hand, if strictly enforced, such limitation will take out approximately 80% of the currently some 2,500 brands in the Chinese market, most of which are small brands with little brand building that are focused on sales in lower tier cities. The total market share of such brands is estimated to be between 10 – 20% and their removal from the market would be an opportunity for leading players in such lower tier cities.

We continue to execute the French Project, as described in more detail elsewhere in this Form 10-Q and the Form 10-K for fiscal 2016. This project includes spray-drying capacity of 45,000 tons for whole milk powder, and 45,000 tons for high oil whey protein powder. It also includes 90,000 tons of dry-mixing and canning capacity for canned powdered formula products, based on 24/7 production. Currently we plan to run an 8-hour daytime shift, creating 30,000 tons capacity at the commencement of operation at the the French Project. The total fixed asset budget for this project is estimated to be €173 million, an increase of 7% from the €161 million approved previously by our board of directors. Including pre-opening expenses and capitalized interest, the total budget for this project is estimated to be €198 million. We do not expect to have any further material increases to the budget or expansion of the facility’s capacities or functions. The increase in the fixed asset budget is mainly due to a delay of nine months caused by the prolonged testing and adjustment of the key dry-spraying equipment at our spray-drying towers. While we initially expected to begin trial operations of the drying towers in the fourth quarter of 2015 and formal operations in the first quarter of 2016, we commenced trial operations in June 2016 and began formal operation of the whole milk tower in July 2016. However, as our whole milk powder is intended to be placed into our canned products with certain density requirements, we have spent longer than expected in adjusting the density, or particle size, of the powders. We currently expect such adjustment to be complete in September 2016, simultaneously with the adjustment of our whey protein tower. As the dry-mixing and canning facility was fully adjusted and tested in January 2016, we now expect to see the whole project start formal operation in September 2016. We expect to receive production permits or certifications from the competent French authorities and CFDA soon after we begin formal operation, and we plan to import our 100% French-produced infant formula into the Chinese market beginning in the fourth quarter of calendar 2016.

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

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(In thousands, except per share data)	2016	2015	% Change
Net sales	$77,865	$82,329	-5%
- Nutritional food segment	74,381	73,726	1%
Cost of sales	43,887	40,387	9%
- Nutritional food segment	39,566	32,696	21%
Gross profit	33,978	41,942	-19%
- Nutritional food segment	34,815	41,030	-15%
Gross Margin	44%	51%	-14%
- Nutritional food segment	47%	56%	-16%
Income from operations	4,852	12,502	-61%
Interest expense, net	1,511	1,838	-18%
Income before income tax expense	905	10,788	-92%
Income tax expense	1,061	2,790	-62%
Net (loss) income	(156)	7,998	-102%
Net income attributable to common stockholders	$43	$7,593	-99%
Weighted average common stock outstanding – basic and diluted	56,691	57,301
Earnings per share – basic and diluted	$0.001	$0.13	-99%

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change in
(In thousands, except percentage data)	2016	2015	% Change	Volume	Price
Nutritional food	$74,381	$73,726	1%	9%	-10%
Nutritional supplement	652	8,057	-92%
Other business	2,832	546	428%
Net sales	$77,865	$82,329	-5%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, prepared food for infants and children, and liquid milk. The increase in the net sales of our nutritional food segment was mainly due to the additional sales from the Dutch Cow brand liquid milk, which is ultra high temperature plain milk products that we import from the European Union. We launched this product in the first quarter of calendar 2016. Excluding this contribution, however, sales of our powdered formula and prepared food products were down by 2% year over year. This decrease was mainly due to the combined effect of the following factors:

●	The sales volume of nutritional food products (excluding liquid milk) for the three months ended June 30, 2016 was 5,892 tons, as compared to 5,414 tons for the same period in the previous year. The 9% increase in volume was more than offset by the decrease in average selling price.

●	The average selling price of our nutritional food products (excluding liquid milk) for the three months ended June 30, 2016 was $12,236 per ton, compared to $13,618 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease was mainly due to a negative impact from exchange rate changes, coupled by an unfavorable change of product mix from higher priced products such as Super series to lower priced products such as adult formula and private label products.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the period.

Our nutritional supplement segment mainly consists of external sales of chondroitin sulfate materials to international pharmaceutical companies. The decrease was primarily due to a temporary halt of orders by two major customers of this segment.

Other business mainly includes ancillary sales of excess or unusable ingredients and materials to industrial customers, such as whole milk powder and whey powder. Sales under this segment have been opportunistic and fluctuate from quarter to quarter. The increase in this quarter is mainly due to that we sold some milk powder.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended June 30,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$39,566	$32,696	21%
Nutritional supplement	627	7,522	-92%
Other business	3,694	169	*
Cost of sales	$43,887	$40,387	9%

* Not meaningful

The increase in the cost of sales of the nutritional food segment was mainly due to the increase in both volume and unit value of free samples that we give to customers, increased sales volumes under the powdered formula product category and the addition of the cost of the liquid milk products.

The decrease in the cost of sales of the nutritional supplement segment was mainly due to the decreased sales volume of chondroitin sulfate.

 Gross Profit and Gross Margin

	Three Months Ended June 30,
(In thousands, except percentage data)	2016	2015	% Change
Gross profit	$33,978	$41,942	-19%
- Nutritional food	34,815	41,030	-15%
Gross margin	44%	51%
- Nutritional food	47%	56%

The decrease of gross margin of nutritional food segment was primarily attributable to the decrease in the average selling price of our powdered formula products which was mainly due to the depreciation of RMB against USD. The unit cost of the powdered formula product increased slightly as we gave away more free samples while raw materials prices (whole milk powder and whey protein powder), which are denominated in USD in international markets, remained stable in USD terms. In addition, as we have recently launched the Dutch Cow UHT milk, we tolerated small gross deficit under this product to quickly expand our market share by offering low prices through e-commerce channels and free samples to customers.

The negative margin for other business segment was mainly due to the inventory write-down of $0.7 million accrued in June quarter for defective milk powder.

Expenses

	Three Months Ended June 30,
(In thousands, except percentage data)	2016	2015	% Change
Selling and distribution expenses	$11,499	$12,736	-10%
Advertising and promotion expenses	7,290	10,286	-29%
- Advertising expenses	1,123	2,080	-46%
- Promotion expenses	6,167	8,206	-25%
General and administrative expenses	7,598	6,498	17%
Loss on a supply contract	2,833	0	*
Government subsidies	94	80	18%

* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expense. The decrease was mainly due to decreased bonuses for sales staff consistent with decreased sales in certain high premium products.

Advertising expenses primarily include media expenses paid to e-commerce providers. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Based on our brand positioning, we believe direct communication with end customers is a more cost-effective way to market our products compared to mass media advertising.  As a result, we now allocate more resources to such promotional activities. The decrease was mainly due to the re-adjustment of advertising and promotion campaign schedule as we changed the sales management model to individual product lines, effective April 1, 2016, and we were in the process of evaluating the advertisement and promotion program for each product line in the three months ended June 30, 2016.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. Compared to that of the corresponding period of the previous year, the increase was mainly due to the release of $0.8 million melamine compensation provision in such corresponding period.

Loss on a supply contract mainly represent compensation to Sodiaal under our milk supply agreement, as we could not take full delivery of raw milk during the three months ended June 30, 2016. For details, see “Item 1. Financial Statements (unaudited) — Note 11.”

Government subsidies represent the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended June 30,
(In thousands, except percentage data)	2016	2015	% Change
Interest expense	$3,421	$4,184	-18%
Interest income	1,910	2,346	-19%

The decrease in interest expense was mainly due to decreased average interest rate as we borrow more EUR loans from France which charge lower interest rates, partially offset by increased loan balances. There was $1.3 million of interest expenses capitalized for the French Project in the three months ended June 30, 2016. In addition, interest rates on our loans have been on the decline since mid-2015. Interest income on restricted cash balance also declined compared to that of the corresponding period of the previous year.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to stockholders for the three months ended June 30, 2016 was $43,000, compared to $7.6 million for the corresponding period of the previous year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment and buildings, and restricted cash used as security against letters of credit, bank acceptance bills and short-term and long-term borrowings. Cash flows from financing activities primarily represent proceeds and repayments of borrowings. In addition, while there can be no assurance that we will be able to refinance our short-term bank borrowings as they become due, historically, we have renewed or rolled over most of our bank loans after the maturity date of the loans and we believe we will continue to be able to do so.

Cash and cash equivalents totaled $79.7 million as of June 30, 2016, of which $76.4 million was held outside of the United States.

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, as the case may be, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, we undertook to build a new drying facility in Carhaix, France (the “French Project”), for the manufacture of powdered milk and fat-enriched, or high oil, demineralized whey. We are committed to purchasing, and Sodiaal and Euroserum are committed to selling, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If we purchase less than the agreed amount, we would compensate Sodiaal or Euroserum, as the case may be, for the loss suffered. We initially agreed to begin purchasing raw milk from Sodiaal in January 2016; however, the purchase plan has been delayed as we currently expect the new drying facility to commence formal operation in September 2016. Therefore, we recorded a $2.8 million loss related to this contract during the three months ended June 30, 2016. For details, see “Item 1. Financial Statements (unaudited) — Note 11.”

On September 18, 2015 and March 24, 2016, we entered into two purchase contracts under which we agreed to purchase UHT liquid milk from two suppliers in France, including one affiliate of Sodiaal, from calendar 2017 through calendar 2027. The minimum amount of liquid milk products we agreed to purchase is 85,500 tons in calendar 2017, and between 195,500 tons and 207,000 tons in calendar 2018 through calendar 2027. We expect to finance the purchases under these contracts with operating cash flow and trade financing arrangements, and sell the products in the Chinese market.

In March 2016, we entered into a 5-year lease contract under which we agreed to lease UHT liquid milk equipment from a supplier in France, beginning from calendar 2017 to calendar 2018. The lease payment will be $3.7 million per year. We expect to finance the lease with operating cash flow.

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

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Three Months Ended June 30,
(In thousands)	2016	2015
Cash flow (used in)/provided by:
Operating activities
Net (loss) income	$(156)	$7,998
Depreciation and amortization	2,634	2,558
Bad debt expense (reversal)	102	(351)
Inventory write down	1,653	1,640
Deferred income tax	(935)	0
Loss on a supply contract	(3,229)	0
Other	0	3
Changes in assets and liabilities	(30,144)	(47,479)
Operating activities	(30,075)	(35,631)
Investing activities	(31,357)	(41,391)
Financing activities	39,745	75,012
Effect of foreign currency translation on cash and cash equivalents	(1,281)	472
Net change in cash and cash equivalents	$(22,968)	$(1,538)

Cash flow used in operating activities was a result of a net loss of $0.2 million, as adjusted for non-cash expense and income items of $0.2 million, and an increase in working capital of $30.1 million. In the three months ended June 30, 2016, we spent $89.5 million to purchase raw materials and other production materials, $14.7 million in staff compensation and social welfare, $10.6 million in taxes, $20.7 million in operating expenses, $3.3 million in interest, and received $108.4 million from our customers and $0.3 million from interest payments.

Cash flow used in investing activities in the three months ended June 30, 2016 represents $17.7 million payment for the purchase of property, plant and equipment, $0.4 million payment for the acquisition of intangible assets, and $13.4 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit and bank acceptance bills and as pledges for certain short-term and long-term borrowings, partially offset by $39,000 inflow from assets disposal.

Cash flow provided by financing activities in the three months ended June 30, 2016 mainly represents net cash inflow of $42.7 million from short-term loans and $0.9 million proceeds from noncontrolling interest, partially offset by net cash outflow of $3.9 million from long-term loans.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1. Financial Statements (unaudited) – Note 9.”

Capital Expenditures

Our capital expenditures were $12.1 million and the corresponding cash outflow was $17.7 million for the three months ended June 30, 2016, which mainly represented expenditure for the French Project.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In May 2016, FASB issued Accounting Standards Update 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update affect only the narrow aspects of Topic 606. The areas improved include: (1) Assessing the Collectibility Criterion in Paragraph 606-10-25-1(e) and Accounting for Contracts That Do Not Meet the Criteria for Step 1; (2) Presentation of Sales Taxes and Other Similar Taxes Collected from Customers; (3) Noncash Consideration; (4) Contract Modifications at Transition; (5) Completed Contracts at Transition; and (6) Technical Correction. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). We are evaluating the impact to our financial position and results of operations upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk,” “Inflation,” “Interest Rate Risk,” “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2016.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2016, the end of the period covered by this report, the Company was subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. The Company intends to contest each lawsuit vigorously but should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. There have been no material changes to these risks and uncertainties during the three months ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—June 30, 2016 and March 31, 2016, (ii) the Consolidated Statements of Operations—Three Months Ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three Months Ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Equity—Three Months Ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows—Three Months Ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: August 9, 2016	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

	By:	/s/ Ning Cai
		Name:	Ning Cai
		Title:	Chief Financial Officer

