Form 10-Q
period 2016-09-30
Synutra International, Inc.
filed 2016-11-09
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 001-33397

SYNUTRA INTERNATIONAL, INC.

DELAWARE	13-4306188
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of November 9, 2016, there were 56,690,687 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

(UNAUDITED)

	September 30, 2016	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$43,598	$102,667
Restricted cash	44,575	77,787
Accounts receivable, net of allowance of $1,467 and $1,435, as of September 30, 2016 and March 31, 2016, respectively	19,594	29,911
Inventories	120,326	98,360
Due from related parties	2,268	2,486
Receivable from disposal of a subsidiary	1,110	1,161
Deferred tax assets	15,269	15,781
Prepayments and other current assets	45,975	30,675
Investment held at trust	3,171	3,169
Total current assets	295,886	361,997

Property, plant and equipment, net	312,741	294,185
Land use rights, net	8,164	8,541
Intangible assets, net	2,973	2,661
Restricted cash	158,705	128,397
Due from related parties	383	2,223
Deferred tax assets	4,372	3,481
Long-term loan receivable	7,487	9,286
Other non-current assets	11,355	6,326
TOTAL ASSETS	$802,066	$817,097
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$125,831	$95,175
Long-term debt due within one year	79,801	95,504
Accounts payable	47,289	76,862
Income taxes payable	188	2,721
Due to related parties	83	132
Advances from customers	24,211	25,186
Other current liabilities	41,812	49,617
Total current liabilities	319,215	345,197
Long-term debt	326,704	315,512
Deferred government subsidies	6,914	7,196
Capital lease obligations	6,724	7,315
Other long-term liabilities	4,703	5,077
Total liabilities	664,260	680,297

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 shares authorized; 57,301 shares issued, 56,691 shares outstanding as of both September 30, 2016 and March 31, 2016	6	6
Additional paid-in capital	134,693	134,693
Accumulated deficit	(12,010)	(14,810)
Accumulated other comprehensive income	10,623	13,352
Total common stockholders’ equity	133,312	133,241
Noncontrolling interest	4,494	3,559
Total equity	137,806	136,800
TOTAL LIABILITIES AND EQUITY	$802,066	$817,097

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$82,704	$87,348	$160,569	$169,677
-including sales to related parties	2,268	3,238	7,087	5,353

Cost of sales	45,365	46,753	89,252	87,140
Gross profit	37,339	40,595	71,317	82,537
Selling and distribution expenses	13,194	13,832	24,693	26,568
Advertising and promotion expenses	9,777	7,800	17,067	18,086
General and administrative expenses	7,346	6,203	14,944	12,701
Loss on a supply contract	0	0	2,833	0
Government subsidies	163	122	257	202
Income from operations	7,185	12,882	12,037	25,384
Interest expense	3,470	4,194	6,891	8,378
Interest income	1,891	2,188	3,801	4,534
Foreign currency exchange loss, net	(1,971)	(8,883)	(4,328)	(8,552)
Other expense, net	(108)	(213)	(187)	(420)
Income before income tax expense	3,527	1,780	4,432	12,568
Income tax expense	722	1,141	1,783	3,931
Net income	2,805	639	2,649	8,637
Net income (loss) attributable to the noncontrolling interest	48	130	(151)	535
Net income attributable to common stockholders	$2,757	$509	$2,800	$8,102

Weighted average common stock outstanding – basic and diluted	56,691	57,291	56,691	57,296
Earnings per share – basic and diluted	$0.05	$0.01	$0.05	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$2,805	$639	$2,649	$8,637
Other comprehensive loss (income), net of tax:
Currency translation adjustment	595	(1,346)	(2,853)	1,351
Other comprehensive income (loss)	595	(1,346)	(2,853)	1,351
Comprehensive income (loss)	3,400	(707)	(204)	9,988
Less: Comprehensive income (loss) attributable to noncontrolling interest	19	121	(275)	526
Comprehensive income (loss) attributable to common stockholders	$3,381	$(828)	$71	$9,462

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and shares in thousands)

	Synutra International, Inc. Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional paid–in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interest	Total equity
Balance, March 31, 2015	57,301	$6	$135,440	$(35,046)	$11,526	$2,643	$114,569
Net income	0	0	0	8,102	0	535	8,637
Other comprehensive income, net of tax of nil	0	0	0	0	1,360	(9)	1,351
Treasury shares repurchased	(112)	0	(557)	0	0	0	(557)
Balance, September 30, 2015	57,189	$6	$134,883	$(26,944)	$12,886	$3,169	$124,000
Balance, March 31, 2016	56,691	$6	$134,693	$(14,810)	$13,352	$3,559	$136,800
Net income (loss)	0	0	0	2,800	0	(151)	2,649
Other comprehensive income, net of tax of nil	0	0	0	0	(2,729)	(124)	(2,853)
Contribution from noncontrolling shareholders	0	0	0	0	0	1,210	1,210
Balance, September 30, 2016	56,691	$6	$134,693	$(12,010)	$10,623	$4,494	$137,806

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended September 30,
	2016	2015
Operating activities:
Net income	$2,649	$8,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,218	4,867
Bad debt expense (reversal)	85	(1,244)
Inventory write down	5,471	4,955
Deferred income tax	(935)	0
Loss on a supply contract	556	0
Other	0	50
Changes in assets and liabilities:
Accounts receivable	9,709	(3,476)
Inventories	(30,812)	(14,210)
Due from related parties	1,682	(875)
Prepaid land use right	0	(516)
Prepayments and other current assets	(16,608)	(9,600)
Accounts payable	(20,539)	(1,273)
Due to related parties	(49)	3
Advances from customers	(250)	1,079
Income tax payable	(2,500)	(2,078)
Other current liabilities	(10,298)	(4,422)
Other noncurrent liabilities	(732)	(418)
Net cash used in operating activities	(57,353)	(18,521)

Investing activities:
Acquisition of property, plant and equipment	(33,998)	(72,852)
Acquisition of intangible assets	(371)	0
Change in restricted cash	(3,766)	9,627
Proceeds from assets disposal	40	16
Proceeds from disposal of subsidiaries	0	5,617
Changes in long-term loan receivable	0	(9,809)
Net cash used in investing activities	(38,095)	(67,401)

Financing activities:
Proceeds from short-term debt	92,306	94,731
Repayment of short-term debt	(60,103)	(107,995)
Proceeds from long-term debt	63,643	149,495
Repayment of long-term debt	(59,132)	(50,324)
Payment on capital lease obligations	(232)	(266)
Proceeds from noncontrolling interest	1,219	0
Payment on shares repurchased	0	(557)
Net cash provided by financing activities	37,701	85,084

Effect of exchange rate changes on cash and cash equivalents	(1,322)	(480)

Net change in cash and cash equivalents	(59,069)	(1,318)
Cash and cash equivalents, beginning of period	102,667	85,171
Cash and cash equivalents, end of period	$43,598	$83,853

Supplemental cash flow information:
Interest paid, net of capitalized interest of $2.6 million and $1.9 million	$6,547	$7,261
Income tax paid	5,215	6,006

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$(5,524)	$12,436
Consideration receivable on disposal of subsidiaries	0	1,071

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy-based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infants and adults, and also engages in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements..

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

3.	INVENTORIES

The Company’s inventories as of September 30, 2016 and March 31, 2016 are summarized as follows:

(In thousands)	September 30, 2016	March 31, 2016
Raw materials	$35,771	$41,073
Work-in-progress	14,675	20,609
Finished goods	69,880	36,678
Total	$120,326	$98,360

The value of goods-in-transit included in raw materials was $4.7 million and $7.1 million as of September 30, 2016 and March 31, 2016, respectively, which mainly represented purchases of whey powder from international sources.

The Company recorded lower of cost or market provisions for inventory of $3.8 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and $5.5 million and $5.0 million for the six months ended September 30, 2016 and 2015, respectively.

4.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	September 30, 2016	March 31, 2016
Sheng Zhi Da Dairy Group Corporation	$1,472	$3,349
Beijing Honnete Dairy Co., Ltd.	2	0
St. Angel (Beijing) Business Service Co. Ltd.	1,145	1,334
Beijing St. Angel Cultural Communication Co., Ltd.	23	23
Beijing AoNaier Feed Stuff Co., Ltd.	9	3
Total	$2,651	$4,709

b.	Due to related parties

(In thousands)	September 30, 2016	March 31, 2016
Beijing St. Angel Cultural Communication Co., Ltd.	83	132

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three and six months ended September 30, 2016, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to Beijing AoNaier Feed Stuff Co., Ltd., and powdered formula products to St. Angel (Beijing) Business Service., Ltd., and services for related parties including office spaces rented to Beijing Honnete Dairy Co., Ltd., Beijing AoNaier Feed Stuff Co., Ltd., St. Angel (Beijing) Business Service Co., Ltd., and Beijing St. Angel Cultural Communication Co., Ltd.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Beijing Honnete Dairy Co., Ltd.	$1	$2	$3	$4
St. Angel (Beijing) Business Service Co., Ltd.	2,248	3,165	7,025	5,268
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	5	1	5	2
Beijing AoNaier Feed Stuff Co., Ltd.	9	64	44	67
Beijing St. Angel Cultural Communication Co., Ltd.	5	6	10	12
Total	$2,268	$3,238	$7,087	$5,353

C.	Purchases from related parties

In the three and six months ended September 30, 2016 and 2015, St. Angel Cultural Communication provided certain marketing activities for the Company.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Beijing St. Angel Cultural Communication Co., Ltd.	$113	$113	$228	$229

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	September 30, 2016	March 31, 2016
Property, plant and equipment, cost:
Land	$1,892	$1,914
Capital lease of building	5,053	5,469
Buildings and renovations	77,500	79,984
Plant and machinery	63,545	64,584
Office equipment and furnishings	12,156	11,973
Motor vehicles	2,409	2,460
Others	1,107	1,143
Total cost	$163,662	$167,527
Less: Accumulated depreciation:
Capital lease of building	1,146	1,111
Buildings and renovations	21,899	20,780
Plant and machinery	47,036	45,879
Office equipment and furnishings	9,744	9,672
Motor vehicles	1,944	1,920
Others	893	857
Total accumulated depreciation	82,662	80,219
Construction in progress	231,741	206,877
Property, plant and equipment, net	$312,741	$294,185

Land represents a parcel of land acquired for the Company’s French subsidiary.

Construction in progress mainly represents construction and equipment for the French subsidiary as of September 30, 2016 and March 31, 2016.

The Company recorded depreciation expense for owned assets and capital leased assets of $2.5 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $5.1 million and $4.8 million for the six months ended September 30, 2016 and 2015, respectively.

6.	LONG-TERM LOAN RECEIVABLE

In May 2015, the Company granted a four-year long term loan of RMB 60.0 million (equivalent to $9.0 million) with interest rate of 7% to Qingdao Jisheng Iron Printing and Tin Making Co., LTD. (“Qingdao Jisheng”), a supplier for the iron sheet used for its formula products. Qingdao Jisheng shall use the loan to expand its own upstream manufacturing capacity. RMB10.0 million, RMB20.0 million and RMB30.0 million shall be repaid by Qingdao Jisheng in May 2017, 2018 and 2019, respectively. The outstanding principal loan amount of $1.5 million and $7.5 million are separately recorded as prepayments and other current assets, and long-term loan receivable on the consolidated balance sheet, which is close to its fair value. On the other hand, in fiscal 2016 the Company received RMB27.0 million in cash equivalent from Qingdao Jisheng as a performance guaranty to be the exclusive iron sheet supplier to its Carhaix facility. See Note 9 for details.  The Company evaluated the credit risk associated with the loan and estimated the cash flow expected to be collected over the life of the loan. A valuation allowance will be established if the loan is deemed unable to be collected. No valuation allowance has been recorded as of September 30, 2016.

7.	INVESTMENT HELD AT TRUST

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

Funds deposited in the trust in the amount of $3.2 million are recorded in Advances from Customers on the consolidated balance sheets. As agreed by both parties, the Fund was invested to purchase a trust product consisting of fixed income debt securities with interest rate of 7% and maturity term less than one year. The Company classified the investment as held-to-maturity securities and carried it at amortized cost. The carrying amount of the securities of $3.2 million as of September 30, 2016 approximated their fair value due to their credit ratings and their short-term nature.

8.	DEBT

The Company’s debts consisted of the following:

(In thousands)	September 30, 2016	March 31, 2016
Short-term debt	$125,831	$95,175
Long-term debt due within one year	79,801	95,504
Total debt, current	205,632	190,679
Long-term debt, non-current portion	326,704	315,512
Total	532,336	506,191

Long-term debt

The long-term debts, including current portion, as of September 30, 2016 and March 31, 2016 are comprised of:

(In thousands)	September 30, 2016	March 31, 2016
Long-term debt borrowed in Mainland China	$259,462	$262,514
Long-term debt borrowed in Hong Kong	32,780	47,061
Long-term debt borrowed in France	114,263	101,441
Total	406,505	411,016

As of September 30, 2016, the long-term debt borrowed in China was secured by restricted cash deposit of $59.9 million. These debts used floating interest rates, which are calculated based on the benchmark lending interest rate published by the People’s Bank of China, or LIBOR. The maturity dates range from October 2016 to June 2019.

As of September 30, 2016, the long-term debt borrowed in Hong Kong was secured by restricted cash deposit of $17.1 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity dates of the used facilities range from November 2016 to March 2017.

As of September 30, 2016, the long-term debt borrowed in France was secured by restricted cash deposit of $48.6 million and all the long-lived assets of the French Project. These debts have floating interest rates ranging from LIBOR+2% to LIBOR+4.3%. The maturity dates of the borrowed debts range from February 2018 to September 2022.

The weighted average interest rates as of September 30, 2016 and March 31, 2016 for the long-term debts were 3.5% and 3.7%, respectively.

As of September 30, 2016, borrowings both in short-term and long-term, including current portion, denominated in RMB, USD and EUR were $223.4 million, $60.3 million and $248.7 million, respectively.

Maturities on long-term debt, including current and non-current portion are as follows:

Twelve Months Ended	(In thousands)
September 30, 2017	$79,801
September 30, 2018	197,797
September 30, 2019	69,477
September 30, 2022	59,430
Total	$406,505

The total amount of interest cost incurred was $4.8 million and $5.4 million, and the amount thereof that has been capitalized was $1.4 million and $1.2 million, for the three months ended September 30, 2016 and 2015, respectively. The total amount of interest cost incurred was $9.5 million and $10.3 million, and the amount thereof that has been capitalized was $2.6 million and $1.9 million for the six months ended September 30, 2016 and 2015, respectively.

9.	OTHER CURRENT LIABILITIES

(In thousands)	September 30, 2016	March 31, 2016
Accrued discount, rebate and slotting fee	$19,934	$25,932
Payroll and bonus payables	7,448	12,111
Accrued selling expenses	3,185	2,975
Accrued advertising and promotion expenses	3,174	2,812
Others	8,071	5,787
Total	$41,812	$49,617

In May 2015, Qingdao Jisheng agreed to pay RMB27.0 million (equivalent to $4.0 million) to the Company as performance guaranty to secure the exclusive iron sheet supplier status for the Company’s French Project for ten years starting from its commercial operation. Under the agreement, the Company is required to fulfill a contractual amount of minimum purchase volume at fair market value each year for a period of ten years. If the Company fulfills the contractual minimum purchase volume, it can keep the entire performance guaranty amount. If the Company fails to meet this minimum annual purchase volume, the Company is obligated to compensate Qingdao Jisheng at RMB0.1 per tin for the shortfall. By March 31, 2016, the Company had received RMB27.0 million (equivalent to $4.0 million) from Qingdao Jisheng. As the Company’s French Project only recently commenced operation, it had not begun purchasing iron sheet as of September 30, 2016. $0.4 million and $3.6 million were recorded in “Other current liabilities” and “Other noncurrent liabilities” as of September 30, 2016, respectively. The amount will be recognized based on actual order as a reduction to cost.

10.	LOSS ON A SUPPLY CONTRACT

In September 2012, the Company entered into a 10-year milk supply agreement with Sodiaal Union (“Sodiaal”), a French agricultural cooperative company, for its French Project. In accordance with the terms of this supply agreement, the Company is committed to purchasing a fixed volume of raw milk from Sodiaal on a monthly basis. If there is a shortfall between the Company’s actual purchases and the contractual amount, the Company would have to pay a cash compensation to Sodiaal, which is determined as the difference between the milk purchase prices to be paid by Sodiaal to the milk farmers and the spot market price for the shortfall quantity. Under these agreements, the Company undertakes to build a new drying facility in Carhaix, France (the “French Project”) for the manufacture of powdered milk and fat-enriched, or high oil, demineralized whey. The Company is committed to purchasing, and Sodiaal and Euroserum are committed to selling, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If the Company purchased less than the agreed amount, the Company would compensate Sodiaal or Euroserum, as the case may be, for the loss suffered. The Company initially agreed to begin purchasing raw milk from Sodiaal in January 2016; however, the purchase plan has been delayed as the milk tower did not commence trial operation until June 2016.

As required by the contract, the Company paid Sodiaal and third-party processors to process the raw milk into powder or other dairy products to fulfill its purchase obligations under the contract. Given that such payment was a result of its commitment to purchase rather than an expense required to test run the facility itself, rather than including this loss in its total project investment, the Company recorded a $8.8 million and $2.8 million loss related to this contract during the three months ended March 31, 2016 and June 30, 2016, respectively. Since June 2016, the Company gradually increased the volume of raw milk the Company processed in-house, and by August 2016 when its second tower commenced trial operation, the Company is able to fulfill all of its purchase commitments. The second tower is designed to process whey protein and milk. The Company did not incur additional contract loss in the three months ended September 30, 2016.

11.	EQUITY

	September 30, 2016	March 31, 2016
	(In thousands)
Common stock, $.0001 par value: 250,000 shares authorized, 57,301 shares issued, 56,691 shares outstanding at both September 30, 2016 and March 31, 2016 (share number in thousands)	$6	$6
Additional paid-in capital	134,693	134,693
Accumulated deficit	(12,010)	(14,810)
Accumulated other comprehensive income	10,623	13,352
Total common stockholders’ equity	133,312	133,241
Noncontrolling interest	4,494	3,559
Total equity	$137,806	$136,800

On September 10, 2015, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20.0 million of the Company’s common stock from time to time through September 10, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, the Company entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of the Company’s common stock based on certain triggers described in the trading plan. In fiscal year 2016, the Company repurchased 610,313 shares of common stock in an open trading window or under the Rule 10b5-1 trading plan at an aggregate cost of $3.0 million, which was paid for through cash on hand. The share repurchase program automatically terminated due to the Company’s public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, Chairman and CEO of the Company, and an affiliated entity of his, proposing a “going-private” transaction. For details, please refer to the Company’s Form 8-K filed on January 15, 2016.

12.	INCOME TAXES

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

13.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands except for per share data)	2016	2015	2016	2015
Net income attributable to common stockholders	$2,757	$509	$2,800	$8,102
Weighted average common stock outstanding – basic and diluted	56,691	57,291	56,691	57,296
Earnings per share - basic and diluted	$0.05	$0.01	$0.05	$0.14

14.	SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2014, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for the three months ended September 30, 2016 and 2015. The three reportable segments are:

Nutritional food - Sales of powdered infant and adult formula products, prepared foods and ultra high temperature (“UHT”) liquid milk products.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
NET SALES TO EXTERNAL CUSTOMERS
- Nutritional food	$76,389	$78,265	$150,770	$151,991
- Nutritional supplement	4,879	8,058	5,531	16,115
- Other business	1,436	1,025	4,268	1,571
Net sales	$82,704	$87,348	$160,569	$169,677
INTERSEGMENT SALES
- Nutritional food	$108	$31	$134	$58
- Nutritional supplement	3,221	2,351	6,732	5,855
- Other business	495	137	699	137
Intersegment sales	$3,824	$2,519	$7,565	$6,050
GROSS PROFIT
- Nutritional food	$37,766	$40,362	$72,581	$81,392
- Nutritional supplement	369	553	394	1,088
- Other business	(796)	(320)	(1,658)	57
Gross profit	$37,339	$40,595	$71,317	$82,537

(In thousands)	September 30, 2016	March 31, 2016
TOTAL ASSETS
- Nutritional food	$753,585	$757,459
- Nutritional supplement	39,189	43,962
- Other business	11,051	20,555
- Unallocated assets	1,666	4,870
- Intersegment elimination	(3,425)	(9,749)
Total	$802,066	$817,097

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

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

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. The factors described in the Company’s Annual Report on Form 10-K under Part I. Item 1A. Risk Factors and below in Part II. Other Information – Item 1A. Risk Factors could cause the Company’s actual results to differ materially from those described in the forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

Use of Terms

Except where the context otherwise requires and for purposes of the Form 10-Q only:

•	“we,” “us,” the “Company,” “our,” and “Synutra” refer to Synutra International, Inc., and its consolidated subsidiaries;

•	“China” or “PRC” refers to the People’s Republic of China, excluding Taiwan and the Special Administrative Regions of Hong Kong and Macau;

•	all references to “ton” or “tons” are to “tonne” or “metric ton;”

•	all references to “Renminbi” or “RMB” are to the legal currency of China;

•	all references to “Euro,” “EUR,” or “€” are to the legal currency of the European Union; and

•	all references to “U.S. dollars,” “USD,” “dollars,” or “$” are to the legal currency of the United States.

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy-based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in China. As of September 30, 2016, this network comprised over 960 independent distributors and over 280 independent sub-distributors who sell our products in approximately 26,900 retail outlets.

We currently have three reportable segments:

•	Nutritional Food includes the sale of powdered infant and adult formula products, with major brands including Super, My Angel and Dutch Cow, UHT liquid milk product under the brand of Dutch Cow introduced in fiscal year 2016, and prepared foods under the brand of Huiliduo;

•	Nutritional Supplement includes the production and sale of nutritional supplements such as chondroitin sulfate to third parties, and microencapsulated DHA and ARA to the nutritional food segment for use in powdered formula production; and

•	Other Business includes non-core businesses such as ancillary sales of excess or unusable ingredients and materials to industrial customers, providing genetic diagnostic services for newborn babies, and sales of cosmetics to pregnant women.

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

While in the first half of fiscal 2017, we continued to develop this program, and saw the number of active members with recent purchases continue to rise, along with the number of both full-time and part-time nutritional consultants, our performance in the three months ended September 30 2016 was negatively affected by the delayed opening of our French project. As described in more details elsewhere in this Form 10-Q and the Form 10-K for fiscal 2016, the French project includes spray-drying capacity of 45,000 tons for whole milk powder and 45,000 tons for high oil whey protein powder. It also includes 90,000 tons of dry-mixing and canning capacity for canned powdered formula products. We had plans to produce a 100% made-in-France version of our core Super brand infant milk formula products, and introduced this product to our distributors in China at the end of August 31, 2016. While the made-in-France products have received positive feedback from our distributors and mom-and-baby store owner clients, the prolonged delay of the French project to generate reliable production volume has disrupted their order schedule, as in the three months ended September 30, 2016, our distributors reduced the order volume on made-in-China Super brand and other products in anticipation of the made-in-France products, which failed to be delivered on schedule. This is a major reason for the year-over-year decline in shipment volume and formula products sales. However, given the high level of interest expressed by the distributors and stores to carry our made-in-France products, we expect the year-over-year sales to improve once we resolve the delay of the French project to steadily meet the volume demand.

We commenced trial operations of our French project in June 2016 and began formal operation of the whole milk tower in July 2016. However, as our whole milk powder is intended to be placed into our canned products with certain density requirements, we spent longer time than expected adjusting the density and other physical or biological properties of the powders. While we completed the physical adjustments of the tower equipment in September 2016, and held a grand opening ceremony on September 28, 2016 during which we showcased the full cycle production capacity of the two towers and the mixing and canning facility, we identified certain glitches of the information controlling system of the facility that would force the facility to automatically turn off with false alarms, as a result of which the facility is yet unable to generate stable supplies of powder or infant formula products for the Chinese market as of the end of October 2016. We now expect the French project to produce qualified powder and infant formula products with steady volume starting in November 2016 , as a result of which the French facility will convert from construction in progress to fixed assets starting December 2016. Before such conversion, we recorded the losses generated at the facility during the three months ended September 30, 2016 as adjustment costs to the overall project investment. As such, we continued to incur capital expenditure for the French project in the three months ended September 30, 2016 and the total budget of the project increased from $213.9 million as of June 30, 2016 (including €173 million of fixed asset investment and pre-opening expenses through that date) to $231.7 million as of September 30, 2016. Despite the interruption in production, with its demonstrated full cycle operation capacity, the French project has received full production permits or certifications from competent authorities, including the import accreditation for both dairy and infant milk formula products from the Certification and Accreditation Administration of China.

Our performance in the three months ended September 30, 2016 was also negatively affected by the regulatory uncertainty with regards to production license from China Food and Drug Administration (“CFDA”). In June 2016, CFDA released the final version of guidance for the production license for the general infant formula products, which stipulates that effective January 1, 2018, the number of formulas/brands that each factory is allowed to manufacture is limited to three brands, but it has not released any detailed implementation rules to date. There is considerable uncertainty as to the transition from the current 2000 plus brands in the Chinese market to an estimated 500 brands with approximately 170 factories licensed or accredited to supply infant formula products to the Chinese market. Such uncertainty negatively affected the market demand for our My Angel products and certain private label products, which contributed to our sales growth for the past three years. We expect the negative regulatory impact to ease when CFDA releases the implementation rules to give more clarity for regulatory compliance.

A third major factor that negatively affected our performance during the three months ended September 30, 2016 was the losses we incurred to launch the Dutch Cow UHT liquid milk products. While the Dutch Cow brand is a leading adult formula brand in China, it takes time for consumers to accept liquid milk products under the same brand. Our sales team, which was trained in the high margin, high brand-loyalty, targeted-marketing formula market, also needs to adapt to the low margin, highly competitive, mass-marketing liquid milk market. As a result, we have experienced slower-than-expected inventory turnover and also have given away substantial amount of free samples and incurred higher-than-expected expenses on promotional activities, resulting in a decrease in gross margin under this product in the three months ended September 30, 2016. While we have seen a steady increase in sales volume month-over-month for the Dutch Cow liquid milk products, we still expect to incur further losses and face inventory pressure for this product in the near team. We believe, however, in the long run, our investment to expand the awareness and client base for the Dutch Cow products will build up significant equity in this brand.

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

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(In thousands, except per share data)	2016	2015	% Change
Net sales	$82,704	$87,348	-5%
- Nutritional food segment	76,389	78,265	-2%
Cost of sales	45,365	46,753	-3%
- Nutritional food segment	38,623	37,903	2%
Gross profit	37,339	40,595	-8%
- Nutritional food segment	37,766	40,362	-6%
Gross Margin	45%	46%	-3%
- Nutritional food segment	49%	52%	-4%
Income from operations	7,185	12,882	-44%
Interest expense, net	1,579	2,006	-21%
Foreign currency exchange loss, net	(1,971)	(8,883)	-78%
Income before income tax expense	3,527	1,780	98%
Income tax expense	722	1,141	*
Net income	2,805	639	339%
Net income attributable to common stockholders	$2,757	$509	442%
Weighted average common stock outstanding – basic and diluted	56,691	57,291	-1%
Earnings per share – basic and diluted	$0.05	$0.01	447%

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change in
(In thousands, except percentage data)	2016	2015	% Change	Volume	Price
Nutritional food	$76,389	$78,265	-2%	-8%	1%
Nutritional supplement	4,879	8,058	-39%
Other business	1,436	1,025	40%
Net sales	$82,704	$87,348	-5%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, prepared food for infants and children, and liquid milk,. The decrease in net sales of our nutritional food segment was mainly due to the combined effects of the following factors:

●	The sales volume of powdered formula products under nutritional food segment for the three months ended September 30, 2016 was 5,808 tons, as compared to 6,322 tons for the same period in the previous year. The decrease was primarily due to the prolonged delay of our French project, as our distributors and stores reduced the order volume on made-in-China products in anticipation of the made-in-France products, which failed to be delivered on schedule

●	The average selling price of powdered formula products under nutritional food segment for the three months ended September 30, 2016 was $12,457 per ton, compared to $12,380 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The minor increase in average selling price was mainly due to reduced discounts.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the corresponding period.

Our nutritional supplement segment mainly consists of external sales of chondroitin sulfate materials to international pharmaceutical companies. The decrease was primarily due to a temporary halt of orders by two major customers of this segment since fourth quarter of fiscal 2016. The two clients resumed orders in August 2016 at levels consistent with the previous year.

Other business mainly includes ancillary sales of excess or unusable ingredients and materials to industrial customers, such as whole milk powder and whey powder. Sales under this segment fluctuate from quarter to quarter.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$38,623	$37,903	2%
Nutritional supplement	4,510	7,505	-40%
Other business	2,232	1,345	66%
Cost of sales	$45,365	$46,753	-3%

The increase in the cost of sales of the nutritional food segment was due to the additional cost for the UHT products, partially offset by lower unit cost of formula products and lower shipment volume.

The decrease in the cost of sales of the nutritional supplement segment was mainly due to the decreased sales volume of chondroitin sulfate.

Gross Profit and Gross Margin

	Three Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$37,766	$40,362	-6%
Nutritional supplement	369	553	-33%
Other business	(796)	(320)	149%
Gross profit	$37,339	$40,595	-8%

Nutritional food	49%	52%
Nutritional supplement	8%	7%
Other business	-55%	-31%
Gross margin	45%	46%

The decrease of gross profit of nutritional food segment was due to a decline in sales volume. The decrease of gross margin of nutritional food segment was primarily attributable to the increased sales of Dutch Cow UHT milk with lower margin, which was launched in January 2016.

The decrease in the gross profit of the nutritional supplement segment was mainly due to lower shipment volume in the first half of the three months ended September 30, 2016.

The negative margin for other business segment was mainly due to the disposition of defective milk powder below its original cost in the three months ended September 30, 2016.

Expenses

	Three Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Selling and distribution expenses	$13,194	$13,832	-5%
Advertising and promotion expenses	9,777	7,800	25%
- Advertising expenses	3,140	2,983	5%
- Promotion expenses	6,637	4,817	38%
General and administrative expenses	7,346	6,203	18%
Government subsidies	163	122	34%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses.

The slight decrease was mainly due to decreased bonuses for sales staff consistent with decreased sales.

Advertising expenses primarily include media expenses paid to e-commerce providers. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. The increase was mainly due to a subsidy of $3.4 million provided by a local PRC government, which was recorded as deduction of promotion expenses during the three months ended September 30, 2015.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase was mainly due to the release of $0.9 million bad debt expense in the three months ended September 30, 2015 and salary and social welfare for our new subsidiaries in three months ended September 30, 2016.

Government subsidies represent the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Interest expense	$3,470	$4,194	-17%
Interest income	1,891	2,188	-14%

The decrease in interest expense was mainly due to decreased average interest rate as we borrow more EUR-denominated loans for the French project which charge lower interest rates, partially offset by increased loan balances. $1.4 million of interest expenses was capitalized for the French project in the three months ended September 30, 2016. In addition, interest rates on our RMB-denominated loans have also decreased since mid-2015. Interest income on restricted cash balance, which is mostly RMB, also declined compared to that of the corresponding period of the previous year.

Foreign Currency Exchange Loss, Net

Our sales and receivable are mostly denominated in RMB, while our purchase of milk powder and whey powder and over half of our loans are denominated in USD and EUR. We incurred a loss of $2.0 million for the three months ended September 30, 2016 and $8.9 million for the three months ended September 30, 2015, as RMB has depreciated against USD and EUR significantly since August 2015.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to stockholders for the three months ended September 30, 2016 was $2.8 million, compared to a net income of $0.5 million for the same period in the previous year.

Six Months Results of Operations

Below is a summary of selected comparative results of operations for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,
(In thousands, except per share data)	2016	2015	% Change
Net sales	$160,569	$169,677	-5%
- Nutritional food segment	150,770	151,991	-1%
Cost of sales	89,252	87,140	2%
- Nutritional food segment	78,189	70,599	11%
Gross profit	71,317	82,537	-14%
- Nutritional food segment	72,581	81,392	-11%
Gross Margin	44%	49%	-9%
- Nutritional food segment	48%	54%	-10%
Income from operations	12,037	25,384	-53%
Interest expense, net	3,090	3,844	-20%
Foreign currency exchange loss, net	(4,328)	(8,552)	49%
Income before income tax expense	4,432	12,568	-65%
Foreign currency exchange loss, net	(4,328)	(8,552)	49%
Income tax expense	1,783	3,931	*
Net (loss) income	2,649	8,637	-69%
Net income attributable to common stockholders	$2,800	$8,102	-65%
Weighted average common stock outstanding – basic and diluted	56,691	57,296	-1%
Earnings per share – basic and diluted	$0.05	$0.14	-65%

* not meaningful

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended September 30,			% Change in
(In thousands, except percentage data)	2016	2015	% Change	Volume	Price
Nutritional food	$150,770	$151,991	-1%	-0.3%	-0.5%
Nutritional supplement	5,531	16,115	-66%
Other business	4,268	1,571	172%
Net sales	$160,569	$169,677	-5%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, prepared food for infants and children, and liquid milk. The decrease in net sales of our nutritional food segment was mainly due to the combined effect of the following factors:

●	The sales volume of powdered formula products under nutritional food segment for the six months ended September 30, 2016 was 11,700 tons, as compared to 11,736 tons for the same period in the previous year.

●	The average selling price of powdered formula products under nutritional food segment for the six months ended September 30, 2016 was $12,886 per ton, compared to $12,951 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The minor decrease was mainly due to the negative impact from exchange rate changes, partially offset by lower discounts in the three months ended September 30, 2016.

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

Other business mainly includes ancillary sales of excess or unusable ingredients and materials to industrial customers, such as whole milk powder and whey powder. Sales under this segment fluctuate from quarter to quarter. The increase in the six months ended September 30, 2016 is mainly due to higher milk powder sales.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Six Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$78,189	$70,599	11%
Nutritional supplement	5,137	15,027	-66%
Other business	5,926	1,514	291%
Cost of sales	$89,252	$87,140	2%

The increase in the cost of sales of the nutritional food segment was mainly due to increased costs under the Dutch Cow brand liquid milk products for the six months ended September 30, 2016.

The decrease in the cost of sales of the nutritional supplement segment was mainly due to the decreased sales volume of chondroitin sulfate.

Gross Profit and Gross Margin

	Six Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$72,581	$81,392	-11%
Nutritional supplement	394	1,088	-64%
Other business	(1,658)	57	*
Gross profit	$71,317	$82,537	-14%

Nutritional food	48%	54%
Nutritional supplement	7%	7%
Other business	-39%	4%
Gross margin	44%	49%

*  Not meaningful

The decrease of gross profit of nutritional food segment was due to a decline in sales volume. The decrease of gross margin of nutritional food segment was primarily due to (i) the depreciation of RMB against USD, because we sold almost all of our powdered formula product and UHT milk in RMB in China while we purchased major raw material, such as milk powder and whey protein powder, in USD overseas, and (ii) the newly launched Dutch Cow UHT milk which has lower margin than powdered formula products.

The decrease in the gross profit of the nutritional supplement segment was mainly due to lower shipment volume in the six months ended September 30, 2016.

The negative margin for other business segment was mainly due to the disposition of defective milk powder below its original cost in the six months ended September 30, 2016.

Expenses

	Six Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Selling and distribution expenses	$24,693	$26,568	-7%
Advertising and promotion expenses	17,067	18,086	-6%
- Advertising expenses	4,263	5,063	-16%
- Promotion expenses	12,804	13,023	-2%
General and administrative expenses	14,944	12,701	18%
Loss on a supply contract	2,833	0	*
Government subsidies	257	202	27%

* not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. The decrease was mainly due to decreased bonuses for sales staff consistent with decreased sales in certain high premium products.

Advertising expenses primarily include media expenses paid to e-commerce providers. Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. The decrease in the advertising and promotion expenses was primarily due to (i) the utilization of less expensive Internet channels for promotional activities, and (ii) a change in promotion budget management from centralized management to product-based management, for which our product managers are cautious when applying for their own budget, partially offset by subsidy of $3.4 million provided by a local PRC government, which was recorded as deduction of promotion expenses in the six months ended September 30, 2015.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and bad debt expense. The increase in general and administrative expenses was mainly due to the release of $0.8 million of expense provisions in the six months ended September 30, 2015 and salary and social welfare for our new subsidiaries in six months ended September 30, 2016.

Loss on a supply contract mainly represent compensation to Sodiaal under our milk supply agreement, as we could not take full delivery of raw milk during the six months ended September 30, 2016. For details, see “Item 1. Financial Statements — Note 10.”

Government subsidies represent the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Six Months Ended September 30,
(In thousands, except percentage data)	2016	2015	% Change
Interest expense	$6,891	$8,378	-18%
Interest income	3,801	4,534	-16%

The decrease in interest expense was mainly due to decreased average interest rate as we borrow more EUR-denominated loans for the French project which charged lower interest rates, partially offset by increased loan balances. $2.6 million of interest expenses was capitalized for the French Project in the six months ended September 30, 2016. In addition, interest rates on our PRC-denominated loans have decreased since mid-2015.

Interest income on restricted cash balance, which is mostly RMB, also declined compared to that of the corresponding period of the previous year.

Foreign Currency Exchange Loss, Net

Our sales and receivable are mostly denominated in RMB, while our purchase of milk powder and whey powder and over half of our loans are denominated in USD and EUR. We incurred a loss of $4.3 million for the six months ended September 30, 2016 and $8.6 million for the six months ended September 30, 2015, as RMB has depreciated against USD and EUR significantly since August 2015.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to stockholders for the six months ended September 30, 2016 was $2.8 million, compared to $8.1 million for the same period in the previous year.

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

Cash and cash equivalents totaled $43.6 million as of September 30, 2016, of which $43.0 million was held outside of the United States.

On September 17, 2012, the Company entered into a partnership framework agreement, a milk supply agreement, a whey supply agreement, a whey powder supply agreement, and a technical assistance agreement with Sodiaal Union, a French agricultural cooperative company (“Sodiaal”), and/or Euroserum SAS (“Euroserum”), a French subsidiary of Sodiaal, as the case may be, relating to a long-term industrial and commercial partnership between Sodiaal and the Company. Under these agreements, we undertake to build a new drying facility in Carhaix, France, for the manufacture of powdered milk and fat-enriched, or high oil, demineralized whey. We are committed to purchasing, and Sodiaal and Euroserum are committed to selling, 288 million liters of milk per year for ten years, an amount of whey equivalent to 24,000 tons of 70% demineralized pre-concentrated dry whey extract per year for ten years, and 6,000 tons of 70% demineralized whey powder per year, or an equivalent quantity of liquid whey, for ten years, at market based prices at the time of purchase, to satisfy the production needs of the new drying facility. If we purchases less than the agreed amount, we would compensate Sodiaal or Euroserum, as the case may be, for the loss suffered. We initially agreed to begin purchasing raw milk from Sodiaal in January 2016; however, the purchase plan has been delayed as the milk tower did not commence trial operation until June 2016. As required by the contract, we paid Sodiaal and third-party processors to process the raw milk into powder or other dairy products to fulfill our purchase obligations under the contract. Given that such payment was a result of our commitment to purchase rather than an expense required to test run the facility, rather than including this loss in our total project investment, we recorded a $8.8 million and $2.8 million loss related to this contract during the three months ended March 31, 2016 and June 30, 2016, respectively. Since June 2016, we have gradually increased the volume of raw milk we process in-house and by August 2016 when our second tower commenced trial operation, we were able to fulfill all of our purchase commitments. For details, see “Item 1. Financial Statements — Note 10.”

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

In March 2016, we entered into a five-year lease contract under which we agreed to lease UHT liquid milk equipment from a supplier in France, beginning from calendar 2017 to calendar 2018. The lease payment will be $3.7 million per year. We expect to finance the lease with operating cash flow.

On September 10, 2015, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate amount of $20,000,000 of our common stock from time to time through September 10, 2016. Under this repurchase program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Following the approval, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During fiscal year 2016, we repurchased 610,313 shares of our common stock under the Rule 10b5-1 trading plan at an aggregate cost of $3.0 million which was paid for through cash on hand. The share repurchase program had automatically terminated due to our public announcement of receiving a non-binding proposal letter, dated January14, 2016, from Mr. Liang Zhang, our chairman and chief executive officer, and an affiliated entity of his, proposing a “going-private” transaction.

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Six Months Ended September 30,
(In thousands)	2016	2015
Cash flow provided by/(used in):
Operating activities
Net income	$2,649	$8,637
Depreciation and amortization	5,218	4,867
Bad debt expense (reversal)	85	(1,244)
Inventory write down	5,471	4,955
Deferred income tax	(935)	0
Loss on a supply contract	556	0
Other	0	50
Changes in assets and liabilities	(70,397)	(35,786)
Total operating activities	(57,353)	(18,521)
Investing activities	(38,095)	(67,401)
Financing activities	37,701	85,084
Effect of foreign currency translation on cash and cash equivalents	(1,322)	(480)
Net change in cash and cash equivalents	$(59,069)	$(1,318)

Cash flow used in operating activities in the six months ended September 30, 2016 was a result of the net income of $2.6 million, as adjusted for non-cash expense and income items of $10.4 million, and an increase in working capital of $70.4 million. In the six months ended September 30, 2016, we spent $176.6 million to purchase raw materials and other production materials, $24.4 million in staff compensation and social welfare, $20.0 million in taxes, $45.2 million in operating expenses, $6.5 million in interest, $0.8 million in land lease, received $224.5 million from our customers and $1.8 million from interest payments.

Cash flow used in investing activities in the six months ended September 30, 2016 mainly represents $34.0 million payment for the purchase of property, plant and equipment, $3.8 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $0.4 million outflow for acquisition of Intangible assets, partially offset by $40,000 in proceeds from disposed assets.

Cash flow used in financing activities in the six months ended September 30, 2016 mainly represents net cash outflow of $32.2 million from short-term loans and $0.2 million payment for assets under capital leases, partially offset by net cash inflow of $4.5 million from long-term loans.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 8.”

Capital Expenditures

Our capital expenditures were $29.2 million and the corresponding cash outflow was $34.0 million for the six months ended September 30, 2016, which mainly represented expenditures for our drying facility in France.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In August 2016, FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in thsi Update provide guidance on the following eight specific cash flow issues: 1) Debt Prepayment or Debt Extinguishment Costs; 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3) Contingent Consideration Payments Made after a Business Combination; 4) Proceeds from the Settlement of Insurance Claims; 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6) Distributions Received from Equity Method Investees; 7) Beneficial Interests in Securitization Transactions; and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are evaluating the impact to our financial position and results of operations upon adoption.

In October 2016, FASB issued Accounting Standards Update 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update require that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are evaluating the impact to our financial position and results of operations upon adoption.

In October 2016, FASB issued Accounting Standards Update 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.The amendments in this Update do not change the characteristics of a primary beneficiary in current generally accepted accounting principles (GAAP). Therefore, a primary beneficiary of a VIE has both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this Update require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. That is, under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are evaluating the impact to our financial position and results of operations upon adoption.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2016, the end of the period covered by this report, we were subject to various legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of our management, we do not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. We intend to contest each lawsuit vigorously but should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially and adversely affected.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. There have been no material changes to these risks and uncertainties during the three months ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—September 30, 2016 and March 31, 2016, (ii) the Consolidated Statements of Operations—Three and Six Months Ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Six Months Ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Equity—Six Months Ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows—Six Months Ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: November 9, 2016	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer

