Form 10-Q
period 2016-12-31
Synutra International, Inc.
filed 2017-02-09
CIK 1293593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 001-33397

SYNUTRA INTERNATIONAL, INC.

DELAWARE	13-4306188
(State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization)	Identification No.

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

As of February 9, 2017, there were 56,690,400 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

(UNAUDITED)

	December 31, 2016	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$51,401	$102,667
Restricted cash	32,362	77,787
Accounts receivable, net of allowance of $806 and $1,435, as of December 31, 2016 and March 31, 2016, respectively	28,315	29,911
Inventories	129,447	98,360
Due from related parties	1,080	2,486
Receivable from disposal of a subsidiary	997	1,161
Deferred tax assets	14,630	15,781
Prepayments and other current assets	48,041	30,675
Investment held at trust	0	3,169
Total current assets	306,273	361,997

Property, plant and equipment, net	302,938	294,185
Land use rights, net	7,811	8,541
Intangible assets, net	2,802	2,661
Restricted cash	172,236	128,397
Due from related parties	0	2,223
Deferred tax assets	4,102	3,481
Long-term loan receivable	7,208	9,286
Other non-current assets	12,564	6,326
TOTAL ASSETS	$815,934	$817,097
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$163,379	$95,175
Long-term debt due within one year	76,209	95,504
Accounts payable	71,642	76,862
Income taxes payable	1,794	2,721
Due to related parties	205	132
Advances from customers	30,111	25,186
Other current liabilities	48,805	49,617
Total current liabilities	392,145	345,197
Long-term debt	271,872	315,512
Deferred government subsidies	6,699	7,196
Capital lease obligations	6,447	7,315
Other long-term liabilities	4,199	5,077
Total liabilities	681,362	680,297

Equity:
Common stockholders’ equity:
Common stock, $.0001 par value: 250,000 shares authorized; 57,301 shares issued and 56,691 shares outstanding as of both December 31, 2016, and March 31, 2016	6	6
Additional paid-in capital	134,693	134,693
Accumulated deficit	(7,065)	(14,810)
Accumulated other comprehensive income	2,427	13,352
Total common stockholders’ equity	130,061	133,241
Noncontrolling interest	4,511	3,559
Total equity	134,572	136,800
TOTAL LIABILITIES AND EQUITY	$815,934	$817,097

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

  (Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$109,053	$109,256	$269,622	$278,933
-including sales to related parties	4,406	3,593	11,495	8,946
Cost of sales	66,578	53,891	155,830	141,031
Gross profit	42,475	55,365	113,792	137,902
Selling and distribution expenses	15,898	14,001	40,591	40,569
Advertising and promotion expenses	12,156	12,835	29,223	30,921
General and administrative expenses	7,678	8,000	22,622	20,701
Loss on a supply contract	0	0	2,833	0
Government subsidies	146	105	403	307
Income from operations	6,889	20,634	18,926	46,018
Interest expense	3,580	4,117	10,471	12,495
Interest income	1,814	2,179	5,615	6,713
Foreign currency exchange gain (loss), net	2,477	(2,423)	(1,851)	(10,975)
Other expense, net	104	179	291	599
Income before income tax expense	7,496	16,094	11,928	28,662
Income tax expense	2,359	3,823	4,142	7,754
Net income	5,137	12,271	7,786	20,908
Net income attributable to the noncontrolling interest	192	233	41	768
Net income attributable to common stockholders	$4,945	$12,038	$7,745	$20,140

Weighted average common stock outstanding – basic and diluted	56,691	57,026	56,691	57,163
Earnings per share – basic and diluted	$0.09	$0.21	$0.14	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Dollars in thousands)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$5,137	$12,271	$7,786	$20,908
Other comprehensive loss, net of tax:
Currency translation adjustment	(8,371)	(3,773)	(11,224)	(2,422)
Other comprehensive loss	(8,371)	(3,773)	(11,224)	(2,422)
Comprehensive (loss) income	(3,234)	8,498	(3,438)	18,486
Less: Comprehensive income (loss) attributable to noncontrolling interest	17	416	(258)	942
Comprehensive (loss) income attributable to common stockholders	$(3,251)	$8,082	$(3,180)	$17,544

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and shares in thousands)

(UNAUDITED)

	Synutra International Inc. Stockholders' Equity
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total Equity
Balance, March 31, 2015	57,301	$6	$135,440	$(35,046)	$11,526	$2,643	$114,569

Net income	0	0	0	20,140	0	768	20,908
Other comprehensive income, net of tax of nil	0	0	0	0	(2,596)	174	(2,422)
Repurchase of noncontrolling interest	0	0	1,820	0	186	(3,491	(1,485)
Contribution from noncontrolling shareholders	0	0	430	0	(186)	3,491	0
Shares repurchased	(464)	0	(2,371	0	0	0	(2,371)
Balance, December 31, 2015	56,837	$6	$135,319	$(14,906)	$8,930	$3,585	$132,934

Balance, March 31, 2016	56,691	$6	$134,693	$(14,810)	$13,352	$3,559	$136,800
Net income	0	0	0	7,745	0	41	7,786
Other comprehensive income, net of tax of nil	0	0	0	0	(10,925)	(299)	(11,224)
Contribution from noncontrolling shareholders	0	0	0	0	0	1,210	1,210
Balance, December 31, 2016	56,691	$6	$134,693	$(7,065)	$2,427	$4,511	$134,572

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended December 31,
	2016	2015
Operating activities:
Net income	$7,786	$20,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,849	7,247
Bad debt expense (reversal)	(538)	(1,367)
Inventory write down	8,029	5,491
Deferred income tax	(849)	(214)
Loss on a supply contract	556	0
Other	2	61
Changes in assets and liabilities:
Accounts receivable	884	(8,067)
Inventories	(47,214)	(10,069)
Due from related parties	3,086	958
Prepaid land use right	0	(518)
Prepayments and other current assets	(23,427)	(17,232)
Other non-current assets	(2,460)	(7)
Accounts payable	9,511	23,326
Due to related parties	73	117
Advances from customers	6,645	9,127
Income tax receivable/payable	(850)	(3,894)
Other current liabilities	2,896	6,028
Other noncurrent liabilities	(1,181)	373
Net cash (used in) provided by operating activities	(29,202)	32,268

Investing activities:
Acquisition of property, plant and equipment	(44,922)	(96,914)
Repurchase of non-controlling interest	0	(1,486)
Acquisition of intangible assets	(371)	0
Change in restricted cash	(12,663)	(12,127)
Proceeds from assets disposal	40	16
Proceeds from disposal of subsidiaries	72	5,617
Changes in long-term loan receivable	0	(9,809)
Proceed of investment held at trust	3,103	0
Net cash used in investing activities	(54,741)	(114,703)

Financing activities:
Proceeds from short-term debt	160,806	110,441
Repayment of short-term debt	(88,068)	(155,683)
Proceeds from long-term debt	63,643	211,914
Repayment of long-term debt	(101,079)	(98,972)
Payment on capital lease obligations	(422)	(519)
Proceeds from noncontrolling interest	1,219	0
Payment on shares repurchased	0	(2,371)
Net cash provided by financing activities	36,099	64,810

Effect of exchange rate changes on cash and cash equivalents	(3,422)	(2,340)

Net change in cash and cash equivalents	(51,266)	(19,965)
Cash and cash equivalents, beginning of period	102,667	85,171
Cash and cash equivalents, end of period	$51,401	$65,206

Supplemental cash flow information:
Interest paid, net of capitalized interest of $4.0 million and $3.2 million	$10,000	$10,677
Income tax paid	5,839	11,858

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$6,190	$13,202
Consideration receivable on disposal of subsidiaries	0	4,891

The accompanying notes are an integral part of the consolidated financial statements.

SYNUTRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Synutra International, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company” or “Synutra”) are principally engaged in production, distribution and sales of dairy-based nutritional products under the “Shengyuan” or “Synutra” line of brands in the People’s Republic of China (“China” or “PRC”). The Company focuses on selling powdered formula products for infants and adults, and also engages in other nutritional product offerings, such as certain nutritional ingredients and supplements.

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

3.	INVENTORIES

The Company’s inventories as of December 31, 2016 and March 31, 2016 are summarized as follows:

(In thousands)	December 31, 2016	March 31, 2016
Raw materials	$56,975	$41,073
Work-in-progress	10,137	20,609
Finished goods	62,335	36,678
Total	$129,447	$98,360

The Company recorded lower of cost or market provisions for inventory of $2.6 million and $0.5 million for the three months ended December 31, 2016 and 2015, respectively, and $8.0 million and $5.5 million for the nine months ended December 31, 2016 and 2015, respectively.

4.	RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A.	Related party balances

a.	Due from related parties, including current and non-current portion

(In thousands)	December 31, 2016	March 31, 2016
Sheng Zhi Da Dairy Group Corporation	$1,049	$3,349
St. Angel (Beijing) Business Service Co. Ltd.	0	1,334
Beijing St. Angel Cultural Communication Co., Ltd.	19	23
Beijing AoNaier Feed Stuff Co., Ltd.	12	3
Total	$1,080	$4,709

b.	Due to related parties

(In thousands)	December 31, 2016	March 31, 2016
Beijing St. Angel Cultural Communication Co., Ltd.	$77	$132
Beijing AoNaier Feed Stuff Co., Ltd.	13	0
St. Angel (Beijing ) Business Service Co. Ltd.	115	0
Total	$205	$132

The amount due to and due from related parties were unsecured and interest free.

B.	Sales to and services for related parties

In the three and nine months ended December 31, 2016, the Company’s sales to related parties mainly included feed grade milk powder sold to Beijing AoNaier Feed Stuff Co., Ltd. (AoNaier for short) and powdered formula products sold to St. Angel (Beijing) Business Service Co., Ltd. (St. Angel (Beijing) Business Service for short). Other immaterial transactions with related parties included renting office spaces to Beijing Honnete Dairy Co., Ltd. (Honnete for short), AoNaier, St. Angel (Beijing) Business Service and St. Angel Cultural Communication Co., Ltd. In the three and nine months ended December 31, 2015, the Company’s sales to related parties mainly included feed grade milk powder and whey powder to AoNaier, and powdered formula products to St. Angel (Beijing) Business Service.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Beijing Honnete Dairy Co., Ltd.	$189	$2	$193	$6
St. Angel (Beijing) Business Service Co., Ltd.	4,082	3,559	11,107	8,827
Qingdao Lvyin Waste Disposal Investment Management Co., Ltd.	(5)	0	1	2
Beijing AoNaier Feed Stuff Co., Ltd.	135	26	179	93
Beijing St. Angel Cultural Communication Co., Ltd.	5	6	15	18
Total	$4,406	$3,593	$11,495	$8,946

C.	Purchases from related parties

In the three and nine months ended December 31, 2016 and 2015, St. Angel Cultural Communication conducted certain marketing activities for the Company.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Beijing St. Angel Cultural Communication Co. Ltd.	$110	$118	$338	$347

5.	PROPERTY, PLANT AND EQUIPMENT, NET

(In thousands)	December 31, 2016	March 31, 2016
Property, plant and equipment, cost:
Land	$1,777	$1,914
Capital lease of building	4,864	5,469
Buildings and renovations	161,568	79,984
Plant and machinery	169,499	64,584
Office equipment and furnishings	33,635	11,973
Motor vehicles	2,309	2,460
Others	8,866	1,143
Total cost	$382,518	$167,527
Less: Accumulated depreciation:
Capital lease of building	1,109	1,111
Buildings and renovations	21,997	20,780
Plant and machinery	46,610	45,879
Office equipment and furnishings	9,610	9,672
Motor vehicles	1,897	1,920
Others	891	857
Total accumulated depreciation	82,114	80,219
Construction in progress	2,534	206,877
Property, plant and equipment, net	$302,938	$294,185

Land represents a parcel of land acquired for the Company’s French subsidiary.

Construction in progress mainly represents construction and equipment purchased for the French subsidiary as of March 31, 2016. As of December 31, 2016, the French plant had substantially completed the construction for the intended use.

The Company recorded depreciation expense for owned assets and capital leased assets of $2.6million and $2.4 million for the three months ended December 31, 2016 and 2015, respectively, and $7.7 million and $7.2 million for the nine months ended December 31, 2016 and 2015, respectively.

6.	LONG-TERM LOAN RECEIVABLE

In May 2015, the Company granted a four-year long-term loan of RMB 60.0 million (equivalent to $8.6 million) with interest rate of 7% to Qingdao Jisheng Iron Printing and Tin Making Co.,LTD. (“Qingdao Jisheng”), a supplier for the iron sheet used for its formula products. Qingdao Jisheng shall use the loan to expand its own upstream manufacturing capacity. RMB10.0 million, RMB20.0 million and RMB30.0 million shall be repaid by Qingdao Jisheng in May 2017, 2018 and 2019, respectively. The outstanding principal loan amount of $1.4 million and $7.2 million are separately recorded as prepayments and other current assets, and long-term loan receivable on the consolidated balance sheet, which is close to its fair value. On the other hand, in fiscal 2016 the Company received RMB27.0 million in cash equivalent from Qingdao Jisheng as a performance guaranty to be the exclusive iron sheet supplier to its Carhaix facility. See Note 9 for details. The Company evaluated the credit risk associated with the loan and estimated the cash flow expected to be collected over the life of the loan. A valuation allowance will be established if the loan is deemed unable to be collected. No valuation allowance has been recorded as of December 31, 2016.

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

As of December 31, 2016, the Company received RMB21.1 million (equivalent to $3.1 million) from the Trust Company and completed the BaiduPay marketing activities and the related Trust asset generation and cash collection.

8.	DEBT

The Company’s debts consisted of the following:

(In thousands)	December 31, 2016	March 31, 2016
Short-term debt	$163,379	$95,175
Long-term debt due within one year	76,209	95,504
Total debt, current	239,588	190,679
Long-term debt, non-current portion	271,872	315,512
Total	$511,460	$506,191

Long-term debt

The long-term debts, including current portion, as of December 31, 2016 and March 31, 2016 are comprised of:

(In thousands)	December 31, 2016	March 31, 2016
Long-term debt borrowed in Mainland China	$225,229	$262,514
Long-term debt borrowed in Hong Kong	15,520	47,061
Long-term debt borrowed in France	107,332	101,441
Total	$348,081	$411,016

As of December 31, 2016, the long-term debts borrowed in China was secured by restricted cash deposit of $57.7 million. These debts used floating interest rates, which are calculated based on the benchmark lending interest rate published by the People’s Bank of China, or LIBOR . The maturity dates range from June 2017 to June 2019.

As of December 31, 2016, long-term debt borrowed in Hong Kong was secured by restricted cash deposits of $7.9 million. These debts used floating interest rates, which are calculated based on LIBOR. The maturity date of the used facilities was March 2017.

As of December 31, 2016, long-term debts borrowed in France was secured by restricted cash deposits of $46.8million and all the long-lived assets of the French Project (defined in Note 10). These debts have floating interest rates ranging from LIBOR+2% to LIBOR+4.3%. The maturity dates of the borrowed debts range from February 2018 to September 2022.

As of December 31, 2016, short-term debts were secured by restricted cash deposits of $67.9 million. The rest restricted cash, including short-term and long-term, was $24.3 million, which was the deposit for letters of credit and bank acceptance bills, and deposit not yet due for repaid loan.

The weighted average interest rate as of December 31, 2016 and March 31, 2016 for the long-term debts was 3.6% and 3.7%, respectively.

As of December 31, 2016, borrowings both in short-term and long-term, including current portion, denominated in RMB, USD and EUR were $184.6 million, $27.5 million and $299.4 million, respectively.

Maturities on long-term debt, including current and non-current portion are as follows:

(In thousands)	Twelve Months Ended
December 31, 2017	$76,209
December 31, 2018	177,378
December 31, 2019	38,669
December 31, 2022	55,825
Total	$348,081

The total amount of interest cost incurred was $4.9 million and $5.4 million, and the amount thereof that has been capitalized was $1.3 million and $1.3 million, for the three months ended December 31, 2016 and 2015, respectively. The total amount of interest cost incurred was $14.4 million and $15.7 million, and the amount thereof that has been capitalized was $4.0 million and $3.2 million for the nine months ended December 31, 2016 and 2015, respectively.

9.	OTHER CURRENT LIABILITIES

(In thousands)	December 31, 2016	March 31, 2016
Accrued discount, rebate and slotting fee	$25,321	$25,932
Payroll and bonus payables	8,425	12,111
Accrued selling expenses	4,243	2,975
Accrued advertising and promotion expenses	2,524	2,812
Others	8,292	5,787
Total	$48,805	$49,617

In May 2015, Qingdao Jisheng agreed to pay RMB 27.0 million (equivalent to $3.9 million) to the Company as performance guaranty to secure the exclusive iron sheet supplier status for the Company's French Project for ten years starting from its commercial operation. Under the agreement, the Company is required to fulfill a contractual amount of minimum purchase volume at fair market value each year for a period of ten years. If the Company fulfills the contractual minimum purchase volume, it can keep the entire performance guaranty amount. If the Company failed to meet this minimum annual purchase volume, the Company is obligated to compensate Qingdao Jisheng at RMB 0.1 per tin for the shortfall. By March 31, 2016, the Company had received RMB27.0 million (equivalent to $3.9 million) from Qingdao Jisheng. As the Company’s French Project had not begun purchasing iron sheet as of December 31, 2016, $0.4 million and $3.5 million were recorded in "other current liabilities" and "other noncurrent liabilities" as of December 31, 2016, respectively. The amount will be recognized based on actual order as a reduction to cost.

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

As required by the contract, the Company paid Sodiaal and third-party processors to process the raw milk into powder or other dairy products to fulfill its purchase obligations under the contract. Given that such payment was a result of its commitment to purchase rather than an expense required to test run the facility itself, rather than including this loss in its total project investment, the Company recorded a $8.8 million and $2.8 million loss related to this contract during the three months ended March 31, 2016 and June 30, 2016, respectively. Since June 2016, the Company gradually increased the volume of raw milk the Company processed in-house, and since August 2016 when its second tower commenced trial operation, the Company has been able to fulfill all of its purchase commitments. The second tower is able to process liquid whey protein and liquid milk, and the Company has been using the second tower to process liquid milk on an as-needed basis to avoid further losses under its milk purchase contract. The Company did not incur additional contract loss in the three months ended December 31, 2016.

11.	EQUITY

(In thousands)	December 31, 2016	March 31, 2016
Common stock, $.0001 par value: 250,000 shares authorized; 57,301 shares issued and 56,691 shares outstanding at both December 31, 2016 and March 31, 2016 (share number in thousands)	$6	$6
Additional paid-in capital	134,693	134,693
Accumulated deficit	(7,065)	(14,810)
Accumulated other comprehensive income	2,427	13,352
Total common stockholders’ equity	130,061	133,241
Noncontrolling interest	4,511	3,559
Total equity	$134,572	$136,800

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

13.	EARNINGS PER SHARE

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common stocks outstanding:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands except for per share data)	2016	2015	2016	2015
Net income attributable to common stockholders	$4,945	$12,038	$7,745	$20,140
Weighted average common stock outstanding – basic and diluted	56,691	57,026	56,691	57,163
Earnings per share - basic and diluted	$0.09	$0.21	$0.14	$0.35

14.	SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2014, the Company operated and reported its performance in four segments. However, starting from fiscal year 2015, the Company has operated the Powdered Formula and Foods segments as a single business segment based on a shared distribution network and similar marketing strategies. Therefore, there are only three reportable segments for the three months ended December 31, 2016 and 2015. The three reportable segments are:

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
NET SALES TO EXTERNAL CUSTOMERS
- Nutritional food	$97,974	$96,258	$248,744	$248,249
- Nutritional supplement	9,432	10,569	14,963	26,684
- Other business	1,647	2,429	5,915	4,000
Net sales	$109,053	$109,256	$269,622	$278,933
INTERSEGMENT SALES
- Nutritional food	$199	$220	$333	$278
- Nutritional supplement	3,897	3,436	10,629	9,291
- Other business	704	354	1,403	491
Intersegment sales	$4,800	$4,010	$12,365	$10,060
GROSS PROFIT (LOSS)
- Nutritional food	$40,369	$54,860	$112,950	$136,252
- Nutritional supplement	1,607	923	2,001	2,011
- Other business	499	(418)	(1,159)	(361)
Gross profit	$42,475	$55,365	$113,792	$137,902

(In thousands)	December 31, 2016	March 31, 2016
TOTAL ASSETS
- Nutritional food	$771,029	$757,459
- Nutritional supplement	37,435	43,962
- Other business	6,238	20,555
- Unallocated assets	1,599	4,870
- Intersegment elimination	(367)	(9,749)
Total	$815,934	$817,097

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

Overview

We are a leading infant formula company in China. We principally engage in the production, distribution and sale of dairy-based nutritional products under the “Shengyuan” or “Synutra” line of brands in the PRC. We focus on selling powdered formula products for infants and adults, and also engage in other nutritional product offerings, such as prepared foods and certain nutritional ingredients and supplements. We sell most of our products through an extensive nationwide sales and distribution network covering all provinces and provincial-level municipalities in China. As of December 31, 2016, this network comprised over 990 independent distributors and over 270 independent sub-distributors who sell our products in approximately 27,680 retail outlets.

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

Executive Summary

After the successful implementation of our Gold Mining Strategy, which improved our management of distributors and stores with regard to both inventories and expenses, as more fully described in the Annual Report on Form 10-K for the fiscal year 2014, we continued to execute the same management philosophy in fiscal years 2015 and 2016. We continued to focus on the productivity of our stores, promoters and sales staff, and continued to build our brand through direct communication with consumers via our promoters, rather than through mass market advertisements or promotional campaigns.

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

During fiscal 2017, we continued to develop the Kangaroo program, and saw the number of active members with recent purchases continue to rise, along with the number of both full-time and part-time nutritional consultants. Our performance in fiscal 2017, however, was negatively affected by the delayed opening of our French project. As described in more details elsewhere in this Form 10-Q and the Form 10-K for fiscal 2016, the French project includes spray-drying capacity of 45,000 tons for whole milk powder and 45,000 tons for high oil whey protein powder. It also includes 90,000 tons of dry-mixing and canning capacity for canned powdered formula products. We had plans to produce a 100% made-in-France version of our core Super brand infant milk formula products, and introduced this product to our distributors in China at the end of August 31, 2016. While the made-in-France products have received positive feedback from our distributors and mom-and-baby store owner clients, the prolonged delay of the French project to generate reliable production volume has disrupted their order schedule, as our distributors reduced the order volume on made-in-China Super brand and other products in anticipation of the made-in-France products, which failed to be delivered on schedule. However, given the high level of interest expressed by the distributors and stores to carry our made-in-France products, we expect the year-over-year sales to improve once we resolve the delay of the French project to steadily meet the volume demand.

We commenced trial operations of our French project in June 2016 and began formal operation of the whole milk tower in July 2016. However, as our whole milk powder is intended to be placed into our canned products with certain density requirements, we spent longer time than expected adjusting the density and other physical or biological properties of the powders. While we completed the physical adjustments of the tower equipment in September 2016, and held a grand opening ceremony on September 28, 2016 during which we showcased the full cycle production capacity of the two towers and the mixing and canning facility, we identified certain glitches of the information controlling system of the facility that would force the facility to automatically turn off with false alarms, as a result of which the facility was unable to generate stable supplies of powder or infant formula products for the Chinese market by November 2016. In December 2016, there were a few working days during which we were able to produce infant formula products at the designed hourly capacity, and the production output of infant formula products from our French project totaled 760 tons in December 2016, and 1,205 tons in the three months ended December 31, 2016. As we were gradually fixing the auto-turn-off problem, on December 31, 2016, we recognized the entire project as finished and reclassified the asset from construction in progress to fixed assets. The total budget of the project was €211.0 million as of December 31, 2016. Despite the interruption in production, with its demonstrated full cycle operation capacity, the French project has received full production permits or certifications from competent authorities, including the import accreditation for both dairy and infant milk formula products from the Certification and Accreditation Administration of China.

Our performance in the three months ended December 31, 2016 was also negatively affected by the regulatory uncertainty with regards to production license from China Food and Drug Administration (“CFDA”). In June 2016, CFDA released the final version of guidance for the production license for the general infant formula products, which stipulates that effective January 1, 2018, the number of formulas/brands that each factory is allowed to manufacture is limited to three brands, but it has not released any detailed implementation rules to date. There is considerable uncertainty as to the transition from the current over 2,000 brands in the Chinese market to an estimated 500 brands with approximately 170 factories licensed or accredited to supply infant formula products to the Chinese market. In addition to the adverse effect on the market demand for our My Angel products and certain private label products, during the three months ended December 31, 2016, we experienced negative competitive pressure to our other major domestic brands such as Super. In response to the new regulation, retail outlets have increased their order volumes from major domestic brands, but in return they demanded higher discounts to compensate for the loss of higher spreads that they used to obtain from smaller brands. During the three months ended December 31, 2016, the demand for higher discounts appeared to be consistent across our distributors and outlets, which led us to believe that this will be a more permanent market condition. Nevertheless, we expect our average sales price and profitability to partially recover once we are able to steadily import infant formula products from our French project, as made-in-E.U. products in general enjoy higher prices in the Chinese market. While the infant formula production capacity of our French project is fully stabilized, we expect that the majority of our infant formula product sales will be from made-in-France products and that we may gain market share with the made-in-France products as the smaller brands continue to exit from the market.

A third major factor that negatively affected our performance during the three months ended December 31, 2016 was the losses we incurred to launch the Dutch Cow UHT liquid milk products. While the Dutch Cow brand is a leading adult formula brand in China, it takes time for consumers to accept liquid milk products under the same brand. Our sales team, which was trained in the high margin, high brand-loyalty, targeted-marketing formula market, also needs to adapt to the low margin, highly competitive, mass-marketing liquid milk market. As a result, we have experienced slower-than-expected inventory turnover and also have given away substantial amount of free samples and incurred higher-than-expected expenses on promotional activities, resulting in a decrease in gross margin under this product in the three months ended December 31, 2016. While we have seen a significant increase in sales volume in the last three months for the Dutch Cow liquid milk products, in particular driven by e-commerce generated volumes from promotional events organized by e-commerce platforms in November 2016, we still expect to face inventory pressure for this product in the near team. We believe, however, in the long run, our investment to expand the awareness and client base for the Dutch Cow products will build up significant equity in this brand.

On January 14, 2016, our board of directors received a preliminary non-binding proposal letter from Mr. Liang Zhang, our chairman and chief executive officer, and an affiliated entity of his, which together with Mr. Zhang comprised the buyer group at the time, to acquire all of our outstanding common stock not already owned by the buyer group in a going-private transaction for $5.91 in cash per share. On January 21, 2016, our board of directors formed a special committee, consisting solely of independent directors, to consider the proposed going-private transaction and to negotiate with the buyer group, while considering other strategic options available to us. On January 30, 2016, the special committee received a letter from the buyer group led by Mr. Zhang, stating, among other things, that such buyer group would not proceed with the proposed going-private transactions unless approved by the special committee. Our share repurchase program approved on September 10, 2015 had automatically terminated due to our public announcement of receiving such non-binding proposal letter. On November 17, 2016, we entered into an agreement and plan of merger in connection with the proposed going-private transaction. For details, please refer to the Company’s Form 8-K filed on November 17, 2016. There can be no assurance that the merger agreement or the transactions contemplated thereunder or any alternative transactions will be approved by our stockholders or consummated.

Three Months Results of Operations

Below is a summary of selected comparative results of operations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
(In thousands, except per share data)	2016	2015	% Change
Net sales	$109,053	$109,256	-0.2%
- Nutritional food segment	97,974	96,258	2%
Cost of sales	66,578	53,891	24%
- Nutritional food segment	57,605	41,398	39%
Gross profit	42,475	55,365	-23%
- Nutritional food segment	40,369	54,860	-26%
Gross Margin	39%	51%	-23%
- Nutritional food segment	41%	57%	-28%
Income from operations	6,889	20,634	-67%
Interest expense, net	1,766	1,938	-9%
Foreign currency exchange gain (loss), net	2,477	(2,423)	202%
Income before income tax expense	7,496	16,094	-53%
Income tax expense	2,359	3,823	-38%
Net income	5,137	12,271	-58%
Net income attributable to common stockholders	$4,945	$12,038	-59%
Weighted average common stock outstanding – basic and diluted	56,691	57,026	-1%
Earnings per share – basic and diluted	$0.09	$0.21	-67%

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended December 31,			% Change in
(In thousands, except percentage data)	2016	2015	% Change	Volume	Price
Nutritional food	$97,974	$96,258	2%	9%	-19%
Nutritional supplement	9,432	10,569	-11%
Other business	1,647	2,429	-32%
Net sales	$109,053	$109,256	-0.2%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, prepared food for infants and children, and liquid milk. The minor increase in net sales of our nutritional food segment was mainly due to the combined effects of the following factors:

●	The net sales of liquid milk increased to $12.7 million in the three months ended December 31, 2016 from nil in the three months ended December 31, 2015.

●	The sales volume of powdered formula products for the three months ended December 31, 2016 was 8,358 tons, as compared to 7,647 tons for the same period in the previous year.

●	The average selling price of powdered formula products for the three months ended December 31, 2016 was $10,204 per ton, compared to $12,588 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease in average selling price was mainly due to higher discounts to distributors and retail outlets and an unfavorable change in RMB to USD exchange rates.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the corresponding period.

Our nutritional supplement segment mainly consists of external sales of chondroitin sulfate materials to international pharmaceutical companies. The decrease was primarily due to minor fluctuations in orders from major customers of this segment.

Other business mainly includes ancillary sales of excess or unusable ingredients and materials to industrial customers, such as whole milk powder and whey powder. Sales under this segment fluctuate from quarter to quarter.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Three Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$57,605	$41,398	39%
Nutritional supplement	7,825	9,646	-19%
Other business	1,148	2,847	-60%
Cost of sales	$66,578	$53,891	24%

Cost of sales primarily include raw materials, labor, and allocated overhead. The increase in the cost of sales of the nutritional food segment was mainly due to the higher shipment volume and increased unit purchase cost of raw powder materials. Cost for the UHT products, which was launched in January 2016, also contributed the increase of the cost of sales.

The decrease in the cost of sales of the nutritional supplement segment was mainly due to the decreased sales volume of chondroitin sulfate.

Gross Profit and Gross Margin

	Three Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$40,369	$54,860	-26%
Nutritional supplement	1,607	923	74%
Other business	499	(418)	*
Gross profit	$42,475	$55,365	-23%

Nutritional food	41%	57%
Nutritional supplement	17%	9%
Other business	30%	-17%
Gross margin	39%	51%

*  Not meaningful

The decrease in the gross profit of nutritional food segment was mainly due to the decreased average selling price of powdered formula products. In order to stimulate the sales volume, we offered higher discounts to distributors and retail outlets, which lowered the average selling price of formula products. The decrease in the gross margin of nutritional food segment was mainly due to the decreased average selling price of powdered formula products, the increased unit purchase cost of raw powder materials, and the increased sales of Dutch Cow UHT liquid milk with lower margin, which was launched in January 2016. In addition, sales in this segment are generally denominated in RMB while costs in this segment follow global pricing in USD, and therefore, the depreciation of RMB to USD also had an adverse effect on the profitability of this segment.

The increase in the gross profit and the gross margin of the nutritional supplement segment was mainly due to the renegotiation of average selling price with major customers in 2016 and positive foreign exchange translation effect as the sales in this segment are generally denominated in USD while costs are mainly incurred in RMB.

Expenses

	Three Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Selling and distribution expenses	$15,898	$14,001	14%
Advertising and promotion expenses	12,156	12,835	-5%
- Advertising expenses	3,043	3,238	-6%
- Promotion expenses	9,113	9,597	-5%
General and administrative expenses	7,678	8,000	-4%
Government subsidies	146	105	39%

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. The increase in selling and distribution expenses was mainly due to the additional expenses incurred as we invited our staff and certain distributors to visit our French facility.

Advertising expenses primarily include media expenses paid to e-commerce providers. Promotion expenses primarily include promotional products provided to end customers and service charges for our consumer loyalty program administered by a third party. Advertising and promotion expenses decreased slightly in the three months ended December 31, 2016.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and legal and consulting fees. General and administrative expenses decreased slightly in the three months ended December 31, 2016.

Government subsidies represent the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Three Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Interest expense	$3,580	$4,117	-13%
Interest income	1,814	2,179	-17%

The decrease in interest expense was mainly due to decreased average interest rate as we borrow more EUR-denominated loans for the French project which charged lower interest rates, partially offset by increased loan balances. $1.3 million of interest expenses was capitalized for the French project in the three months ended December 31, 2016. In addition, interest rates on our RMB-denominated loans have decreased since mid-2015.

Interest income on restricted cash balance, which is mostly RMB, also declined compared to that of the corresponding period of the previous year.

Foreign Currency Exchange Gain (Loss), Net

Our sales and receivables are mostly denominated in RMB, while a substantial part of our raw material purchase and over half of our loans are denominated in EUR. In light of the changes in foreign exchange rates, since fiscal year 2017, we have gradually replaced our USD-denominated loans by EUR-denominated loans as we completed the construction of the French facility and began test operation at such facility in fiscal year 2017. As of December 31, 2016, 59% of our total loan balance was denominated in EUR and 5% in USD, compared to 31% of total loans in EUR and 23% in USD as of March 31, 2016. As such, we recorded a foreign currency exchange gain of $2.5 million for the three months ended December 31, 2016 compared with a loss of $2.4 million for the three months ended December 31, 2015, as RMB has begun to appreciate against EUR since March 2016 while it has depreciated against USD significantly since August 2015.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the three months ended December 31, 2016 was $4.9 million, compared to $12.0 million for the same period in the previous year.

Nine Months Results of Operations

Below is a summary of selected comparative results of operations for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
(In thousands, except per share data)	2016	2015	% Change
Net sales	$269,622	$278,933	-3%
- Nutritional food segment	248,744	248,249	0.2%
Cost of sales	155,830	141,031	10%
- Nutritional food segment	135,794	111,997	21%
Gross profit	113,792	137,902	-17%
- Nutritional food segment	112,950	136,252	-17%
Gross Margin	42%	49%	-15%
- Nutritional food segment	45%	55%	-17%
Income from operations	18,926	46,018	-59%
Interest expense, net	4,856	5,782	-16%
Foreign currency exchange loss, net	(1,851)	(10,975)	83%
Income before income tax expense	11,928	28,662	-61%
Income tax expense	4,142	7,754	-47%
Net income	7,786	20,908	-66%
Net income attributable to common stockholders	$7,745	$20,140	-65%
Weighted average common stock outstanding – basic and diluted	56,691	57,163	-0.8%
Earnings per share – basic and diluted	$0.14	$0.35	-65%

Net Sales

Our net sales by reportable segments are shown in the table below:

	Nine Months Ended December 31,			% Change in
(In thousands, except percentage data)	2016	2015	% Change	Volume	Price
Nutritional food	$248,744	$248,249	0.2%	3%	-3%
Nutritional supplement	14,963	26,684	-44%
Other business	5,915	4,000	48%
Net sales	$269,622	$278,933	-3%

Net sales of our nutritional food segment include powdered formula products for infants, children and adults, prepared food for infants and children, and liquid milk. The minor increase in net sales of our nutritional food segment was mainly due to the increase in the combined effects of the following factors:

●	The net sales of liquid milk increased to $19.0 million in the nine months ended December 31, 2016 from nil in the nine months ended December 31, 2015.

●	The sales volume of powdered formula products for the nine months ended December 31, 2016 was 20,058 tons, as compared to 19,383 tons for the same period in the previous year.

●	The average selling price of powdered formula products under nutritional food segment for the nine months ended December 31, 2016 was $ 12,401 per ton, compared to $12,808 per ton for the same period in the previous year. Average selling price is calculated as net sales, after deducting sales discounts and rebates, divided by sales volume. The decrease in average selling price was mainly due to higher discounts to distributors and retail outlets and an unfavorable change in RMB to USD exchange rates.

The sales volume and average selling price exclude the amount of free products provided to customers, which is recorded as cost of sales in the corresponding period.

Our nutritional supplement segment mainly consists of external sales of chondroitin sulfate materials to international pharmaceutical companies. The decrease was primarily due to minor fluctuations in orders from major customers of this segment.

Other business mainly includes ancillary sales of excess or unusable ingredients and materials to industrial customers, such as whole milk powder and whey powder. Sales under this segment fluctuate from quarter to quarter.

Cost of Sales

Our cost of sales by reportable segments is shown in the table below:

	Nine Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$135,794	$111,997	21%
Nutritional supplement	12,962	24,673	-47%
Other business	7,074	4,361	62%
Cost of sales	$155,830	$141,031	10%

Cost of sales primarily include raw materials, labor, and allocated overhead. The increase in the cost of sales of the nutritional food segment was mainly due to the higher sales volume and increased unit purchase cost of raw powder and whey powder. Cost for the UHT products, which was launched in January 2016, also contributed the increase of the cost of sales.

The decrease in the cost of sales of the nutritional supplement segment was mainly due to the decreased sales volume of chondroitin sulfate.

Gross Profit and Gross Margin

	Nine Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Nutritional food	$112,950	$136,252	-17%
Nutritional supplement	2,001	2,011	-0.5%
Other business	(1,159)	(361)	*
Gross profit	$113,792	$137,902	-17%

Nutritional food	45%	55%
Nutritional supplement	13%	8%
Other business	-20%	-9%
Gross margin	42%	49%

*  Not meaningful

The decrease in the gross profit of nutritional food segment was due to the material decrease of gross margin average selling price of powdered formula products. The decrease in the gross margin of nutritional food segment was mainly due to the decreased average selling price of powdered formula products, the increased unit purchase cost of raw powder materials, and the increased sales of Dutch Cow UHT liquid milk with lower margin, which was launched in January 2016. In addition, sales in this segment are generally denominated in RMB while costs in this segment follow global pricing in USD, and therefore, the depreciation of RMB to USD also had an adverse effect on the profitability of this segment.

The increase in the gross margin of the nutritional supplement segment was mainly due to the renegotiation of average selling price with major customers in 2016.

Expenses

	Nine Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Selling and distribution expenses	$40,591	$40,569	0.1%
Advertising and promotion expenses	29,223	30,921	-5%
- Advertising expenses	7,306	8,301	-12%
- Promotion expenses	21,917	22,620	-3%
General and administrative expenses	22,622	20,701	9%
Loss on a supply contract	2,833	0	*
Government subsidies	403	307	31%

*  Not meaningful

Selling and distribution expenses primarily include compensation expense for sales staff, freight charges and travel expenses. Our selling and distribution expenses remained stable mainly due to the combined effects of the additional expense incurred as we invited our staff and certain distributors to visit our French facility and a decrease in bonuses for sales staff.

Advertising expenses primarily include media expenses paid to e-commerce providers.  Promotion expenses primarily include promotional products provided to end customers, and service charges for our consumer loyalty program administered by a third party. Advertising and promotion expenses decreased slightly in the nine months ended December 31, 2016, primarily due to a decrease in advertising expenses as a result of the utilization of less expensive Internet channels for promotional activities and a change in our promotion budget management.

General and administrative expenses primarily include salaries for staff and management, depreciation, office rental, office supplies and legal and consulting fees.

Loss on a supply contract mainly represents compensation to Sodiaal under our milk supply agreement, as we could not take full delivery of raw milk during the nine months ended December 31, 2016. For details, see “Item 1. Financial Statements — Note 10.”

Government subsidies represent the receipt of general purpose subsidies from local governments.

Interest Expense and Interest Income

	Nine Months Ended December 31,
(In thousands, except percentage data)	2016	2015	% Change
Interest expense	$10,471	$12,495	-16%
Interest income	5,615	6,713	-16%

The decrease in interest expense was mainly due to decreased average interest rate as we borrow more EUR-denominated loans for the French project which charged lower interest rates, partially offset by increased loan balances. $4.0 million of interest expenses was capitalized for the French project in the nine months ended December 31, 2016. In addition, interest rates on our RMB-denominated loans have decreased since mid-2015.

Interest income on restricted cash balance, which is mostly RMB, also declined compared to that of the corresponding period of the previous year.

Foreign Currency Exchange Loss, Net

Our sales and receivables are mostly denominated in RMB, while a substantial part of our raw material purchase and over half of our loans are denominated in EUR. In light of the changes in foreign exchange rates, since fiscal year 2017, we have gradually replaced our USD-denominated loans by EUR-denominated loans as we completed the construction of the French facility and began test operation at such facility in fiscal year 2017. As of December 31, 2016, 59% of our total loan balance was denominated in EUR and 5% in USD, compared to 31% of total loans in EUR and 23% in USD as of March 31, 2016. As such, we recorded a foreign currency exchange loss of $1.9 million and $11.0 million for the nine months ended December 31, 2016 and 2015, respectively, as RMB has begun to appreciate against EUR since March 2016 while it has depreciated against USD significantly since August 2015.

Net Income Attributable to Common Stockholders

As a result of the foregoing, net income attributable to common stockholders for the nine months ended December 31, 2016 was $7.7 million, compared to $20.1 million for the same period in the previous year.

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

Cash and cash equivalents totaled $51.4 million as of December 31, 2016, of which $49.3 million was held outside of the United States.

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

Cash Flows

The following table sets forth, for the periods indicated, certain information relating to our cash flows:

	Nine Months Ended December 31,
(In thousands)	2016	2015
Cash flow provided by/(used in):
Operating activities
Net income	$7,786	$20,908
Depreciation and amortization	7,849	7,247
Bad debt expense (reversal)	(538)	(1,367)
Inventory write down	8,029	5,491
Deferred income tax	(849)	(214)
Loss on a supply contract	556	0
Other	2	61
Changes in assets and liabilities	(52,037)	142
Total operating activities	(29,202)	32,268
Investing activities	(54,741)	(114,703)
Financing activities	36,099	64,810
Effect of foreign currency translation on cash and cash equivalents	(3,422)	(2,340)
Net change in cash and cash equivalents	$(51,266)	$(19,965)

Cash flow provided by operating activities in the nine months ended December 31, 2016 was a result of the net income of $7.8 million, as adjusted for non-cash expense and income items of $15.0 million, and an increase in working capital of $52.0 million. In the nine months ended December 31, 2016, we spent $263.6 million to purchase raw materials and other production materials, $34.3 million in staff compensation and social welfare, $33.0 million in taxes, $66.0 million in operating expenses, $10.0 million in interest, $1.3 million in land lease, received $376.3 million from our customers and $2.6 million from interest payments.

Cash flow used in investing activities in the nine months ended December 31, 2016 mainly represents $44.9 million payment for the purchase of property, plant and equipment, $12.7 million outflow for restricted cash deposited with banks as security against the issuance of letters of credit for the import of raw materials and as pledges for certain short-term and long-term borrowings, $3.1 million outflow for purchase of investment held at trust, and $0.4 million outflow for acquisition of intangible assets.

Cash flow provided by financing activities in the nine months ended December 31, 2016 mainly represents net cash inflow of $72.7 million from short-term loans and $1.2 million proceeds from noncontrolling interest related to Pingo (Beijing) Paper Co., Ltd., partially offset by net cash outflow of $37.4 million from long-term loans and $0.4 million payment for assets under capital leases.

Outstanding Indebtedness

For information on our short-term and long-term borrowings, see “Item 1.  Financial Statements – Note 8.”

Capital Expenditures

Our capital expenditures were $38.7 million and the corresponding cash outflow was $44.9 million for the nine months ended December 31, 2016, which mainly represented expenditures for our drying facility project in France.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In November 2016, FASB issued Accounting Standards Update 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. We are evaluating the impact to our financial position and results of operations upon adoption.

In January 2017, FASB issued Accounting Standards Update 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update are intended to make the guidance on the definition of a business more consistent and cost-efficient. Specifically, the ASU: (1) provides a “screen” that requires a determination that a set is not a business when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or group of similar identifiable assets; (2) specifies that if the screen’s threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output; and (3) narrows the definition of the term “output” to be consistent with the description of outputs in ASC 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. We are evaluating the impact to our financial position and results of operations upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Foreign Exchange Risk ” “Inflation,” “Interest Rate Risk,” “Concentration of Credit Risk” and “Commodities Risk” contained in our Form 10-K for the fiscal year ended March 31, 2016.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended December 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Set forth below are certain legal proceedings in relation to the going-private transaction. In the opinion of management, we do not believe current legal proceedings and claims would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Four purported stockholder class action complaints have been filed against the Company and certain officers and directors thereof in connection with the proposed transaction under that certain agreement and plan of merger, dated November 17, 2016, by and among the Company, Beams Power Investment Limited, and Beams Power Merger Sub Limited. The first, Rudy Murillo v. Synutra International, Inc., et al., Case No. 12990-VCL, was filed on December 15, 2016, in the Court of Chancery of the State of Delaware, and was amended on January 5, 2017. The plaintiff in this action also filed a motion for expedited proceedings, but that motion was denied by the Court of Chancery on February 3, 2017. The second, Abraham Atachbarian Roth Ira v. Synutra International, Inc., et al., Case No. 1:16-cv-01302-LPS, was filed on December 22, 2016, in the United States District Court for the District of Delaware. The third, Robert Garfield v. Synutra International, Inc., et al., Case No. 428880-v, was filed on January 5, 2017, in the Circuit Court for Montgomery County, Maryland. The fourth, Arthur Flood v. Synutra International, Inc., et al., Case No. 2017-0032-JTL, was filed on January 17, 2017, in the Court of Chancery of the State of Delaware. These complaints challenge the proposed transaction and allege, among other things, that the individual defendants breached their fiduciary duties to the minority stockholders by approving the proposed transaction following an inadequate process and failing to disclose material information in connection with the proposed transaction. The complaints seek, among other relief, to enjoin defendants from consummating the proposed transaction. We have reviewed the allegations contained in the complaints, believe they are without merit and intend to defend these actions vigorously.

ITEM 1A. RISK FACTORS

For information regarding the risks and uncertainties affecting our business, please refer to “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. There have been no material changes to these risks and uncertainties during the three months ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 17, 2016, by and among the Company, Beams Power Investment Limited and Beams Power Merger Sub Limited (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on November 17, 2016)

10.1	Limited Guarantee, dated as of November 17, 2016, by and among the Company, Liang Zhang and Xiuqing Meng (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on November 17, 2016)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets—December 31, 2016 and March 31, 2016, (ii) the Consolidated Statements of Operations—Three and Nine Months Ended December 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income(Loss)—Three and Nine Months Ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Equity—Nine Months Ended December 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows—Nine Months Ended December 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNUTRA INTERNATIONAL, INC.

Date: February 9, 2017	By:	/s/ Liang Zhang
		Name:	Liang Zhang
		Title:	Chief Executive Officer and Chairman

By:	/s/ Ning Cai
	Name:	Ning Cai
	Title:	Chief Financial Officer

